Form 10QSB
period 1996-03-31
SMITH MIDLAND CORP
filed 1996-05-20
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter year ended                                Commission File Number
     March  31, 1996                                              1-13752
     ---------------                                              -------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



            Delaware                                           54-1727060
            --------                                           ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                 Route 28, P.O. Box 300, Midland, Virginia 22728
                 -----------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (540) 439-3266
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X            No
                            ------             -----
         As of May 17, 1996, the Company had outstanding 3,085,718 shares of Common Stock, $.01 par value per share.






                            SMITH-MIDLAND CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                        PAGE NUMBER

         Item 1.  Financial Statements
                           Consolidated Balance Sheets;                                   1
                           March 31, 1996 (Unaudited)
                           and December 31, 1995 (Unaudited)

                           Consolidated Statements of                                     2
                           Operations (Unaudited); Three
                           months ended March 31, 1996 and 1995

                           Consolidated Statements of Cash Flows                          3
                           (Unaudited); Three  months ended
                           March 31, 1996 and 1995

                           Notes to Consolidated Financial                                4
                           Statements (Unaudited)

         Item 2.  Management's Discussion and                                             7
                           Analysis of Financial
                           Condition and Results of
                           Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     11

         Item 2.  Changes in Securities                                                 11

         Item 3.  Defaults Upon Senior Securities                                       11

         Item 4.  Submission of Matters to a Vote of
                           Security Holders                                             11

         Item 5.           Other Information                                            11

         Item 6.  Exhibits and Reports on Form 8-K                                      11

         Signatures                                                                     12







                         PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   MARCH 31,           DECEMBER 31,
                  ASSETS                                                             1996                  1995
                  ------                                                        --------------         ------------
Current assets:
   Cash and cash equivalents                                                    $    580,601           $  938,089
   Accounts receivable
     Trade - billed, less allowances for doubtful accounts of
       $249,783 and $231,367                                                       2,858,186           2,559,796
     Trade - unbilled                                                                219,643             101,873
   Inventories
     Raw materials482,772                                                            482,939
     Finished goods                                                                  727,796             743,205
   Prepaid expenses and other assets                                                 118,455             159,490
                                                                                  ----------          ----------
     Total current assets                                                          4,987,453           4,985,392
                                                                                   ---------           ---------

Property and equipment, net                                                        1,393,869           1,430,286
                                                                                   ---------           ---------

Other assets:
   Note receivable, officer                                                          667,598             665,474
   Other                                                                              91,169              76,103
                                                                                  ----------          ----------
     Total other assets                                                              758,767             741,577
                                                                                    --------         -----------
       TOTAL ASSETS                                                               $7,140,089          $7,157,255
                                                                                  ==========          ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable                                            $1,053,395          $1,274,544
   Accounts payable -- trade                                                       1,696,493           1,603,325
   Accrued expenses and other liabilities                                            540,395             597,480
   Customer deposits                                                                 339,492              51,132
                                                                                  ----------         -----------
     Total current liabilities                                                     3,629,775           3,526,481
                                                                                   ---------           ---------
Notes payable -- less current maturities                                           1,785,507           1,720,726
Notes payable -- related parties                                                     116,753             116,753
                                                                                  ----------          ----------
     TOTAL LIABILITIES                                                             5,532,035           5,363,960
                                                                                   ---------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                      -                   -
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,085,718 and 2,935,718                                   30,857              29,357
   Additional capital                                                              3,450,085           3,055,252
   Retained earnings (deficit)                                                    (1,872,888)         (1,291,314)
                                                                                 -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    1,608,054           1,793,295
                                                                                 -----------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                $7,140,089          $7,157,255
                                                                                  ==========          ==========


              The accompanying  notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,

                                                                                     1996            1995
                                                                                ------------     --------
Revenue:
     Net sales                                                                  $  1,890,779      $ 2,342,564
     Shipping and installation income                                                215,642          313,186
                                                                                ------------     ------------

         Total revenue                                                             2,106,421        2,655,750
                                                                                ------------     ------------

Cost of goods sold:
     Cost of goods sold -- sales                                                  1,576,303         1,663,759
     Shipping and installation expense                                              175,616           248,392
                                                                                -----------      ------------

         Total cost of goods sold                                                 1,751,919         1,912,151
                                                                                -----------      ------------

Gross profit                                                                        354,502           743,599
                                                                                -----------      ------------

Operating expenses:
     General and administrative expenses                                            731,133           657,600
     Selling expenses                                                               150,973           118,425
                                                                                 ----------      ------------

     Total operating expenses                                                       882,106           776,025
                                                                                -----------      ------------

Operating income (loss)                                                            (527,604)          (32,426)
                                                                                -----------      ------------

Other income (expense):
     Royalties                                                                       57,699            36,736
     Interest expense                                                              (108,163)         (111,558)
     Interest income                                                                 28,110             9,458
     Other                                                                          (31,616)          (36,234)
                                                                                -------------    -------------

         Total other income (expense)                                               (53,970)         (101,598)
                                                                                -------------    ------------

Income (loss) before income taxes                                                  (581,574)         (134,024)
Income tax expense (benefit)                                                              --               --
                                                                                ---------------- --------------

         Net income (loss)                                                      $  (581,574)     $   (134,024)
                                                                                ============     =============

Net income (loss) per share                                                     $      (.19)     $       (.07)
                                                                                ==============   =============

Weighted average common shares outstanding                                        3,057,696         1,792,858
                                                                                ==============   =============


               The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     1996                1995
                                                                                 -----------         --------

Cash flows from operating activities:
     Cash received from customers                                                 $2,036,320         $2,578,938
     Cash paid to suppliers and employees                                         (2,475,915)        (2,532,564)
     Interest paid                                                                  (108,163)           (96,081)
     Other                                                                            (3,506)           (26,776)
                                                                               -------------        -----------

       Net cash provided (absorbed) by operating activities                         (551,264)           (76,483)
                                                                                  ----------        -----------

Cash flows from investing activities:
     Purchases of property and equipment                                             (44,065)           (32,478)
     Increase in officer note receivable                                              (2,124)           (25,671)
                                                                                  ----------       ------------

       Net cash (absorbed) by investing activities                                   (46,189)           (58,149)
                                                                                   ---------         ----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                        --                  --
     Repayments of bank borrowings                                                  (156,368)           (73,524)
     Proceeds from issuance of common stock                                          396,333                  --
     Proceeds (repayments) on borrowings -
       related parties, net                                                                --            (2,979)
                                                                                 ------------        ----------

       Net cash provided (absorbed) by financing activities                           239,965           (76,503)
                                                                                 ------------         ---------

Net increase (decrease) in cash                                                     (357,488)          (211,135)

Cash at beginning of period                                                          938,089            320,514
                                                                                ------------          ---------

Cash at end of period                                                           $    580,601       $    109,379
                                                                                ============       ============

Reconciliation  of  net  income   (loss)  to  net  cash  provided  by  operating
     activities:

Net income (loss)                                                               $   (581,574)      $   (134,024)
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                  80,482            130,043
       Decrease (increase) in other assets                                           (15,066)           (25,486)
       Decrease(increase) in:
         Accounts receivable - billed                                               (298,390)          (122,868)
         Accounts receivable - unbilled                                             (117,770)            18,862
         Inventories                                                                  15,576           (163,032)
         Prepaid expenses and other assets                                            41,035            (58,829)
       Increase (decrease) in:
         Accounts payable - trade                                                     93,168            339,182
         Accrued expenses and other liabilities                                      (57,085)           (50,789)
         Customer deposits                                                           288,360             (9,542)
                                                                                   ------------       ---------

Net cash provided (absorbed) by operating activities                              $ (551,264)        $   76,483
                                                                                    ===========        =========

            The  accompanying  notes are an integral part of these  consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1996

BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1995.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1996 and March 31, 1995.

     The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries, Smith-Midland Corporation, a Virginia corporation, Easi-Set Industries, Inc., a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Concrete Safety Systems, Inc., a Virginia corporation, and Midland Advertising & Design, Inc., a Virginia corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

     Inventories are stated at the lower of cost, using the first-in,  first-out
(FIFO) method, or market.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at depreciated cost. Expenditures for ordinary maintenance and repairs are charged to income as incurred. Costs of betterments, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                                          Years
                                                                                          -----
       Buildings........................................................................  10-33
       Trucks and automotive equipment..................................................   3-10
       Shop machinery and equipment.....................................................   3-10
       Land improvements................................................................  10-30
       Office equipment.................................................................   3-10

INCOME TAXES

     The provision for income taxes is based on earnings reported in the financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year.

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three month periods ended March 31, 1996 and 1995 as the Company does not expect to incur income tax expense for the full year.

REVENUE RECOGNITION

     The Company primarily recognizes revenue on the sale of its precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of Soundwall and SlenderwallTM concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liability at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

INCOME PER SHARE

     Income per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the period.

COMMON STOCK OFFERING

     In December 1995, the Company completed an initial public offering ("IPO") of 1,000,000 shares of common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Warrants"), at a purchase price of $3.60 per share of Common Stock and Warrant sold together. The Company realized net proceeds from the IPO of approximately $2,618,000. In January 1996, the Company completed an overallotment of an additional 150,000 shares of Common Stock and 150,000 Warrants for net proceeds of approximately $396,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM)Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and food troughs, and custom order precast concrete products with various architectural surfaces.

     The results for the quarter ended March 31, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     For the three months ended March 31, 1996, the Company had total revenue of approximately $2,106,000 compared to total revenue of approximately $2,656,000 for the three months ended March 31, 1995, a decrease of approximately $550,000, or 21%. Total product sales decreased from approximately $2,343,000 to $1,891,000, a decrease of approximately $452,000 or 19%. The decrease in total product sales was primarily attributed to the severe winter weather experienced in the Mid-Atlantic region during the 1996 period which delivered record snowfall which affected the Company's production (see "Seasonality and Inflation") In addition, the 1996 sales were adversely affected by the Company's continued modification and preparation of selected areas of its manufacturing facility for the production of Slenderwall(TM) systems (the "Slenderwall Transition"). During the Slenderwall Transition, which began in 1995, the Company was unable to produce the same volume of products as during the previous period. Management initiated the Slenderwall Transition as a result of the positive reaction to Slenderwall(TM) systems in the marketplace, the anticipated demand for Slenderwall(TM) systems, and the higher profit margins the Company expects to realize on sales of Slenderwall(TM) systems in 1996 and beyond. Of the Company's approximate $3,100,000 backlog of purchase orders as of May 13, 1996, approximately $2,100,000 was for the manufacture of Slenderwall(TM) systems. Shipping and installation revenue decreased from approximately $313,000 to $216,000, a decrease of approximately $97,000 or 31%, due to a lower volume of installation services and deliveries.

     Total cost of goods sold for the three months ended March 31, 1996 decreased by approximately $160,000 to $1,752,000 from $1,912,000 for the three months ended March 31, 1995, a decrease of approximately 8%. Total cost of goods sold as a percentage of total revenue increased from approximately 72% for the three months ended March 31, 1995 to approximately 83% for the three months ended March 31, 1996, primarily as a result of the adverse winter weather during the 1996 period which significantly reduced the level of sales to cover the fixed portion of cost of goods sold. In the future, although no assurance can be given, management expects the total cost of goods sold as a percentage of total revenue to trend downward as higher profit margin products, primarily Slenderwall(TM) systems, become a larger percentage of the mix of products sold.

     For the three months ended March 31, 1996, the Company's general and administrative expenses increased by approximately $73,000, or 11% to $731,000, or 36% of total revenue, from $658,000, or 25% of total revenue, for the three months ended March 31, 1995. The increase is primarily the result of increased insurance and worker's compensation expenses, increased fees for professional services, a portion of which is non-recurring, increased expenditures related to the licensing activities conducted by Easi-Set, and increased costs related to the introduction of the Slenderwall(TM) systems and the Slenderwall Transition. Selling expenses for the three months ended March 31, 1996 increased to approximately $151,000 from approximately $118,000 for the three months ended March 31, 1995 an increase of approximately 33,000, or 28%, primarily resulting from an increase in advertising and promotion.

     The Company's operating loss for the three months ended March 31, 1996 was $528,000, compared to an operating loss of $32,000, for the three months ended March 31, 1995, an increased loss of $496,000. This increase in the first quarter operating loss was primarily attributed to the severe weather experienced in the 1996 quarter, coupled with marketing and production start-up costs incurred in connection with the Slenderwall Transition. In the future, although no assurance can be given, management believes that profit margins and operating income will increase as sales of Slenderwall(TM) wall panels become a larger percentage of revenues.

     Royalty income increased by approximately $21,000 or 57%, from $37,000 for the three months ended March 31, 1995 to approximately $58,000 for the same period in 1996. The increase was a result of a general increase in the number of licensees throughout 1995 and continuing into 1996, who generated increased royalty revenue, specifically with increase in royalties generated from the sale by licensees of J-J Hooks(TM) Barriers. Although no assurance can be given, management expects royalty income to grow during the year ended December 31, 1996 due to an increased sales staff and the efforts of the Company to obtain additional licensees and implement a licensing program for its Slenderwall(TM) wall panel product.

     Interest expense was approximately $108,000 for the three months ended March 31, 1996, compared to approximately $112,000 for the three months ended
March 31, 1995. This $4,000 decrease, or 4%, was primarily due to a decreased level of debt outstanding during the 1996 quarter. Interest income of $28,000 for the 1996 period represented a $19,000 increase (211%) over interest income of $9,000 for the 1995 quarter due to investment of IPO proceeds during the 1996 quarter. The Company incurred total other expenses of approximately $32,000 for the three months ended March 31, 1996, compared to other expenses of approximately $36,000 for the three months ended March 31, 1995, a decrease of approximately $4,000, which resulted primarily from reduced fees and miscellaneous charges.

The Company experienced a net loss for the three months ended March 31, 1996 of approximately $582,000 compared to a net loss of approximately $134,000 for the same quarter in 1995. This increase in net loss of approximately is $448,000 was primarily attributed to the unusually severe winter weather during the 1996 period, which reduced revenue, coupled with increased general and administrative expenses and marketing costs during the Slenderwall Transition.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1995, the Company completed an initial public offering ("IPO") of 1,000,000 shares of common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants"), at a purchase price of $3.60 per share of Common Stock and Redeemable Warrant sold together. The Company realized net proceeds from the IPO of approximately $2,618,000. In January 1996, the Company completed an overallotment of an additional 150,000 shares of Common Stock and 150,000 Redeemable Warrants for net proceeds of approximately $369,000.

     The Company has financed its capital expenditures, operating requirements and growth to date primarily through the IPO, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.

     In late 1995,  the Company filed four separate  informal  claims  totalling approximately $592,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the newly issued "Noise Barrier Acceptance Criteria," all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete.
In early 1996 the Company received several counterclaims from the Company's customers who were involved in the disputed State of Maryland contracts. In connection with these disputed contracts, several involved parties have withheld payment on accounts receivable to the Company. This increase in accounts receivable due to the Maryland claims and related disputes has adversely affected the Company's cash flow.

     For the three months ended March 31, 1996, cash of approximately $551,000 was absorbed by operating activities. The substantial use of cash during this period was from an increase of accounts receivable totalling approximately of $416,000. In addition, the Company used cash of approximately $46,000 for investing activities, primarily as a result of the purchase of and additions to property and equipment. Cash totalling approximately $240,000 was provided to the Company by financing activities, the major source of which was the IPO overallotment proceeds.

     The Company had approximately $1,053,000 of indebtedness at March 31, 1996, due during the next 12 months. This indebtedness is generally secured by the assets of the Company and is personally guaranteed by Rodney I. Smith, the Company's President.

     Management intends to extend or refinance this debt as it becomes due. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. If the Company is not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders. As of May 17, 1996, the Company had not paid a $400,000 personal note that matured on April 30, 1996. Management is negotiating an extension of that note, but no assurances can be made as to the ability to successfully extend the maturity date. The note is secured by the Company's accounts receivable.

     As a result of the Company's substantial debt burden, the Company is especially sensitive to changes in the prevailing interest rates, which have risen substantially in 1995. Fluctuations in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment, if interest rates should increase.


SEASONALITY AND INFLATION

     The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby severely reducing the Company's production capacity. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                  In 1996, the Company's former Chief Financial Officer filed a request for arbitration under the rules of the American Arbitration Association ("AAA Rules") seeking damages of approximately $250,000 based upon a claim of wrongful termination under his employment agreement. The dispute was presented to an arbitrator who heard the case pursuant to AAA Rules. The arbitrator has heard all of the evidence and is expected to render his decision in June 1996. No assurance can be given regarding the outcome of the arbitration. Refer to "Item 3, Legal Proceedings" in the Company's Annual Report for the fiscal year ended December 31, 1995, filed on Form 10-KSB, on April 15, 1996.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION


Date:  May 17, 1996                     By:/s/ Rodney I. Smith
                                           ---------------------------
                                           Rodney I. Smith
                                           Chairman of the Board,
                                           Chief Executive Officer and President
                                           (principal executive officer)


Date:  May 17, 1996                     By:/s/ Scott J. Friberg
                                           ---------------------------
                                           Scott J. Friberg
                                           Chief Financial Officer
                                           (principal financial officer)

Date: May 17, 1996                      By:/s/ Annette M. Somerford
                                           ---------------------------
                                           Annette M. Somerford
                                           Controller
                                           (principal accounting officer)