Form 10QSB/A
period 1996-03-31
SMITH MIDLAND CORP
filed 1996-07-08
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                  AMENDMENT TO

            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter year ended                                Commission File Number
    March  31, 1996                                               1-13752
- --------------------------                                ----------------------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                          54-1727060
- -------------------------------                           ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


                 Route 28, P.O. Box 300, Midland, Virginia 22728
               ---------------------------------------------------
               (Address of Principal Executive Offices,  Zip Code)


                                 (540) 439-3266
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the fiscal quarter ended March 31, 1996 on Form 10-QSB as set forth in the pages attached hereto:

              (List all such items, financial statements, exhibits
                           or other portions amended.)

1. Part I: Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and food troughs, and custom order precast concrete products with various architectural surfaces.

     The results for the quarter ended March 31, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     For the three months ended March 31, 1996, the Company had total revenue of approximately $2,106,000 compared to total revenue of approximately $2,656,000 for the three months ended March 1, 1995, a decrease of approximately $550,000, or 21%. Total product sales decreased from approximately $2,343,000 to $1,891,000, a decrease of approximately $452,000 or 19%. The decrease in total product sales was primarily attributed to the severe winter weather experienced in the Mid-Atlantic region during the 1996 period which delivered record snowfall which affected the Company's production (see "Seasonality and Inflation"). In addition, the 1996 sales were adversely affected by the Company's continued modification and preparation of selected areas of its manufacturing facility for the production of Slenderwall(TM) systems (the "Slenderwall Transition"). During the Slenderwall Transition, the Company was unable to produce the same volume of products as during the previous period. Management initiated the Slenderwall Transition as a result of the positive reaction to Slenderwall(TM) systems in the marketplace, the anticipated demand for Slenderwall(TM) systems, and the higher profit margins the Company expects to realize on sales of Slenderwall(TM) systems in 1996 and beyond. Of the Company's approximate $3,100,000 backlog of purchase orders as of May 13, 1996, approximately $2,100,000 was for the manufacture of Slenderwall(TM) systems. Shipping and installation revenue decreased from approximately $313,000 to $216,000, a decrease of approximately $97,000 or 31%, due to a lower volume of installation services and deliveries.

     Total cost of goods sold for the three months ended March 31, 1996 decreased by approximately $160,000 to $1,752,000 from $1,912,000 for the three months ended March 31, 1995, a decrease of approximately 8%. Although cost of goods sold decreased due to lower revenues, cost of goods sold as a percentage of total revenue increased from approximately 72% for the three months ended

March 31, 1995 to approximately 83% for the three months ended March 31, 1996. This increase was primarily attributed to two reasons. First, the adverse winter weather during the three months ended March 31, 1996 significantly reduced the level of revenue available to cover the fixed portion of cost of goods sold. Second, the Company's cost of goods sold was adversely affected by work performed during the three months ended March 31, 1996 to resolve two disputed contracts. In late 1995, the Company filed four separate informal claims totaling approximately $592,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete (the "Maryland Claims"). In an ongoing effort to perform on two of these the contracts, the Company incurred approximately $90,000 in direct costs and overhead during the three months ended March 31, 1996 for product repairs and remakes. Repairs and remakes on these two contracts are expected to continue into the second and third quarters of 1996. In the future, although no assurance can be given, management expects the total cost of goods sold as a percentage of total revenue to decrease as higher profit margin products, primarily Slenderwall(TM) systems, become a larger percentage of the mix of products sold.

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

     The Company's operating loss for the three months ended March 31, 1996 was $528,000, compared to an operating loss of $32,000, for the three months ended March 31, 1995, an increased loss of $496,000. This increase in the first quarter operating loss was primarily attributed to the severe weather experienced in the 1996 quarter, costs associated with the Maryland Claims, and marketing and production start-up costs incurred in connection with the Slenderwall Transition. In the future, although no assurance can be given, management believes that profit margins and operating income will increase as sales of Slenderwall(TM) wall panels become a larger percentage of revenues.

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

     The Company experienced a net loss for the three months ended March 31, 1996 of approximately $582,000 compared to a net loss of approximately $134,000 for the same quarter in 1995. This increase in net loss of approximately is $448,000 was primarily attributed to the unusually severe winter weather during the 1996 period which reduced revenue, costs incurred to resolve the Maryland Claims, and increased general and administrative expenses and marketing costs during the Slenderwall Transition.

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

     In connection with the Maryland Claims, several involved parties have withheld payment on accounts receivable to the Company. This increase in accounts receivable due to the Maryland Claims and related disputes has adversely affected the Company's cash flow.

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

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION


Date:  July 8, 1996                                By:/s/ Rodney I. Smith
_____                                              ----------------------
                                                   Rodney I. Smith
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President
                                                   (principal executive officer)


Date:  July 8, 1996                                By:/s/ Scott J. Friberg
                                                   -----------------------
_____                                              Scott J. Friberg
                                                   Chief Financial Officer
                                                   (principal financial officer)