Form 10QSB
period 1996-06-30
SMITH MIDLAND CORP
filed 1996-08-19
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter year ended                                Commission File Number
      June  30, 1996                                              1-13752
- --------------------------                                ----------------------


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

                 Route 28, P.O. Box 300, Midland, Virginia 22728
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

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

        Yes___X____                                          No ______


         As of August 16, 1996, the Company had outstanding 3,085,718 shares of Common Stock, $.01 par value per share.






                            SMITH-MIDLAND CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

     Item 1.  Financial Statements

            Consolidated Balance Sheets;                                   1
            June 30, 1996 (Unaudited)
            and December 31, 1995 (Unaudited)

            Consolidated Statements of                                     2
            Operations (Unaudited); Three
            months ended June 30, 1996 and 1995

            Consolidated Statements of                                     3
            Operations (Unaudited); Six
            months ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows                          4
            (Unaudited); Six  months ended
            June 30, 1996 and 1995

            Notes to Consolidated Financial Statements (Unaudited)         5

     Item 2. Management's Discussion and Analysis of Financial             8
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                           13

     Item 2.  Changes in Securities                                       13

     Item 3.  Defaults Upon Senior Securities                             13

     Item 4.  Submission of Matters to a Vote of
                       Security Holders                                   14


     Item 5.  Other Information                                           14

     Item 6.  Exhibits and Reports on Form 8-K                            15

     Signatures                                                           16






                         PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   JUNE  30,         DECEMBER 31,
         ASSETS                                                                      1996                1995
        -------                                                                   -----------       -------------
Current assets:
   Cash and cash equivalents                                                    $    411,353         $  938,089
   Accounts receivable
     Trade - billed, less allowances for doubtful accounts of
       $272,114 and $231,367                                                       2,925,399           2,559,796
     Trade - unbilled                                                                300,158             101,873
   Inventories
     Raw materials                                                                                       473,523
482,939
     Finished goods                                                                  618,759             743,205
   Prepaid expenses and other assets                                                  53,205             159,490
                                                                                   ---------          ----------
     Total current assets                                                          4,782,397           4,985,392
                                                                                   ---------           ---------

Property and equipment, net                                                        1,475,272           1,430,286
                                                                                   ---------           ---------

Other assets:
   Note receivable, officer                                                          677,498             665,474
   Other                                                                              89,683              76,103
                                                                                  ----------          ----------
     Total other assets                                                              767,181             741,577
                                                                                    --------         -----------
       TOTAL ASSETS                                                               $7,024,850          $7,157,255
                                                                                  ==========          ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable                                            $1,893,985          $1,274,544
   Accounts payable -- trade                                                       1,643,485           1,603,325
   Accrued expenses and other liabilities                                            484,957             597,480
   Customer deposits                                                                 406,579              51,132
                                                                                  ----------         -----------
     Total current liabilities                                                     4,429,006           3,526,481
                                                                                   ---------           ---------
Notes payable -- less current maturities                                             920,513           1,720,726
Notes payable -- related parties                                                     116,753             116,753
                                                                                  ----------          ----------
     TOTAL LIABILITIES                                                             5,466,272           5,363,960
                                                                                   ---------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                     --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,085,718 and 2,935,718                                   30,857              29,357
   Additional capital                                                              3,450,085           3,055,252
   Retained earnings (deficit)                                                    (1,922,364)          (1,291,314)
                                                                                 -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    1,558,578           1,793,295
                                                                                 -----------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                $7,024,850          $7,157,255
                                                                                  ==========          ==========


         The accompanying notes are an integral part of these consolidated financial statements.



                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                          JUNE 30,
                                                    1996               1995
                                                  ----------      ------------
Revenue:
     Net sales                                    $2,820,483       $ 2,559,299
     Shipping and installation income                343,877           602,973
                                                  ----------      ------------

         Total revenue                             3,164,360         3,162,272
                                                  ----------      ------------

Cost of goods sold:
     Cost of goods sold -- sales                   2,360,606         2,286,273
     Shipping and installation expense               310,428           400,649
                                                  ----------      ------------

         Total cost of goods sold                  2,671,034         2,686,922
                                                  ----------      ------------

Gross profit                                         493,326           475,350
                                                  ----------      ------------

Operating expenses:
     General and administrative expenses             339,394           175,619
     Selling expenses                                180,711           122,426
                                                  ----------      ------------

     Total operating expenses                        520,105           298,045
                                                  ----------      ------------

Operating income (loss)                             ( 26,779)          177,305
                                                  ----------      ------------

Other income (expense):
     Royalties                                         73,946           78,549
     Interest expense                                (135,279)        (155,960)
     Interest income                                    8,449           12,908
     Other                                             30,187           28,731
                                                  -----------      -----------

         Total other income (expense)                 (22,697)         (35,772)
                                                  -----------      -----------

Income (loss) before income taxes                     (49,476)         141,533
Income tax expense (benefit)                             --              --
                                                  -----------      -----------

         Net income (loss)                        $   (49,476)     $   141,533
                                                  ===========      ===========

Net income (loss) per share                       $      (.02)     $       .08
                                                  ===========      ===========

Weighted average common shares outstanding          3,085,718        1,792,858
                                                  ===========      ===========


         The accompanying notes are an integral part of these consolidated financial statements.




                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                      1996             1995
                                                  ------------     -----------
Revenue:
     Net sales                                   $ 4,711,262       $ 4,901,863
     Shipping and installation income                559,519           916,159
                                                 -----------      ------------
         Total revenue                             5,270,781         5,818,022
                                                 -----------       -----------
Cost of goods sold:
     Cost of goods sold -- sales                   3,936,909         3,950,032
Shipping and installation expense                    486,044           649,041
                                                 -----------      ------------
         Total cost of goods sold                  4,422,953         4,599,073
                                                 -----------       -----------
Gross profit                                         847,828         1,218,949
                                                 -----------       -----------
Operating expenses:
     General and administrative expenses           1,070,527           833,219
Selling expenses                                     331,684           240,851
                                                  ----------      ------------

         Total operating expenses                  1,402,211         1,074,070
                                                 -----------      ------------
Operating income (loss)                             (554,383)          144,879
                                                  -----------     ------------
Other income (expense):
     Royalties                                       131,645           115,285
Interest expense                                    (243,442)         (267,518)
Interest income                                       36,559            22,366
Other                                                 (1,429)           (7,503)
                                                  ------------      -----------
         Total other income (expense)                (76,667)         (137,370)
                                                 -------------      -----------

Income (loss) before income taxes                   (631,050)            7,509
Income tax expense (benefit)                            --                 --
                                                 -------------    -------------

         Net income (loss)                       $  (631,050)      $     7,509
                                                 ============      ============

Net income (loss) per share                      $      (.21)$             .00
                                                 ============      ============
Weighted average common shares outstanding          3,071,707        1,792,858
                                                 ============      ============


         The accompanying notes are an integral part of these consolidated financial statements.





                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                     1996              1995
                                                                                 -----------       ----------
Cash flows from operating activities:
     Cash received from customers                                                $ 5,193,985      $ 5,641,395
     Cash paid to suppliers and employees                                         (5,501,304)      (5,528,829)
     Interest paid                                                                  (243,442)        (233,434)
     Other                                                                            35,130           14,863
                                                                                ------------       ----------

       Net cash          (absorbed) by operating activities                         (515,631)        (106,005)
                                                                                  ----------      -----------

Cash flows from investing activities:
     Purchases of property and equipment                                             (214,642)        (22,044)
     Increase in officer note receivable                                              (12,024)        (44,115)
                                                                                  -----------     -----------

       Net cash (absorbed) by investing activities                                   (226,666)        (66,159)
                                                                                   ----------      ----------


Cash flows from financing activities:
     Proceeds from bank borrowings                                                     41,547         506,478
     Repayments of bank borrowings                                                   (222,319)       (286,689)
     Proceeds from issuance of common stock                                           396,333              --
     Proceeds (repayments) on borrowings - related parties, net                            --          (2,979)
                                                                                 ------------      ----------

       Net cash provided            by financing activities                           215,561         216,810
                                                                                 ------------       ---------

Net increase (decrease) in cash                                                      (526,736)         44,646

Cash at beginning of period                                                           938,089         320,514
                                                                                 ------------       ---------

Cash at end of period                                                           $     411,353     $   365,160
                                                                                 ============     ===========

Reconciliation of net income (loss) to net cash provided

     by operating activities:


Net income (loss)                                                                  $ (631,050)      $   7,509
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                  169,656         203,664
       Decrease (increase) in other assets                                            (13,580)        (48,733)
       Decrease(increase) in:
         Accounts receivable - billed                                                (365,603)        (59,214)
         Accounts receivable - unbilled                                              (198,285)       (182,261)
         Inventories                                                                  106,285         (30,360)
       Increase (decrease) in:
         Accounts payable - trade                                                      40,160         311,295
         Accrued expenses and other liabilities                                      (112,523)        (94,436)
         Customer deposits                                                            355,447         (50,437)
                                                                                  ------------      ----------

Net cash          (absorbed ) by operating activities                              $ (515,631)    $  (106,005)
                                                                                   ===========    ============

         The accompanying notes are an integral part of these consolidated financial statements.



                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1996

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

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and six months ended June 30, 1996 and June 30, 1995.

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

PROPERTY AND EQUIPMENT

     Property and equipment, net is stated at depreciated cost. Expenditures for ordinary maintenance and repairs are charged to income as incurred. Costs of betterments, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.



                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                         Years

       Buildings.......................................................  10-33
       Trucks and automotive equipment.................................   3-10
       Shop machinery and equipment....................................   3-10
       Land improvements...............................................  10-30
       Office equipment................................................   3-10

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three month and six month periods ended June 30, 1996 and 1995 as the Company does not expect to incur income tax expense for fiscal year 1996 and did not incur income tax expense in fiscal year 1995.

REVENUE RECOGNITION

     The Company primarily recognizes revenue on the sale of its precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of sound wall and SlenderwallTM concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.


                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

     The results for the six months ended June 30, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

     For the three months ended June 30, 1996, the Company had total revenue of approximately $3,164,000 compared to total revenue of approximately $3,162,000 for the three months ended June 30, 1995, an increase of approximately $2,000. Total product sales were approximately $2,820,000 for the three months ended
June 30, 1996, a $261,000 increase from approximately $2,559,000 for the same period in 1995. Shipping and installation revenue decreased from approximately $603,000 for the three months ended June 30, 1995 to approximately $344,000 for the same period in 1996, representing a decrease of $259,000, or 43%. The decrease was primarily a result of significantly reduced installation revenue, resulting from a major sound barrier installation job which provided the majority of the installation revenue during the three months ended June 30, 1995.

     Total cost of goods sold for the three months ended June 30, 1996 decreased by approximately $16,000 to approximately $2,671,000 from approximately $2,687,000 for the three months ended June 30, 1995, representing a 1% decrease. Total cost of goods sold, as a percentage of total revenue, decreased slightly from approximately 85% for the three months ended June 30, 1995 to approximately 84% for the three months ended June 30, 1996. Although the Company's cost of goods sold decreased during the three months ended June 30, 1996, cost of goods sold during that period included approximately $120,000 for repair work and product remakes performed in an effort to resolve disputed contracts. In late 1995, the Company filed four separate informal claims totaling approximately $592,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete (the "Maryland Claims"). In an ongoing effort to perform on these contracts, the Company incurred approximately $120,000 in direct costs and overhead during the three months ended June 30, 1996 for repairs and product remakes. Repairs and product remakes on these contracts were significantly complete as of June 30, 1996. Varying product mix and individual job profitability also affect the cost of goods sold as a percentage of revenue.

     For the three months ended June 30, 1996, the Company's general and administrative expenses increased by approximately $163,000, or 93% to approximately $339,000, or 11% of total revenue, from approximately $176,000, or 6% of total revenue, for the three months ended June 30, 1995. The increase was primarily the result of increased executive and administrative compensation, increased legal, accounting and other professional fees, increased bad debt expense, and increased administrative costs associated with being a public reporting company..

     Selling expenses for the three months ended June 30, 1996 increased to approximately $181,000 from approximately $122,000 for the three months ended June 30, 1995, an increase of approximately $59,000, or 48%, resulting from an increase in compensation expense for salespersons and an increase in advertising and promotion expense, primarily related to the sale of Slenderwall( wall panel product.

     The Company's operating loss for the three months ended June 30, 1996 was approximately $27,000, compared to operating income of approximately $177,000, for the three months ended June 30, 1995, a decrease of approximately $204,000. This decrease in operating income was primarily attributed to decreased installation income and increased selling expenses and increased general and administrative expenses during the 1996 period.

     Royalty income decreased by approximately $5,000 from approximately $79,000 for the three months ended June 30, 1995 to approximately $74,000 for the same period in 1996. Although sales by licensees and the resulting royalties paid to the Company increased during the three months ended June 30, 1996, this increase was more than offset by past due royalties collected and recognized during the 1995 period. The increased sales by licensees during the 1996 period was primarily due to increased sales of J-J Hooks(TM) Barriers. Although in the context of a forward-looking statement of which no assurance can be given, management expects royalty income to grow during the year ended December 31, 1996 due to an increased sales staff and the efforts of the Company to obtain additional licensees and implement a licensing program for its Slenderwall(TM). However, such increase in royalty income is dependent upon: i) the retention of the Company's current licensees; ii) satisfactory performance of such licensees; and iii) the Company's ability to implement and maintain a licensing program for Slenderwall(TM).

     Interest expense was approximately $135,000 for the three months ended June 30, 1996, compared to approximately $156,000 for the three months ended June 30, 1995. This decrease of approximately $21,000, or 13%, was primarily due to a decreased level of debt outstanding during the 1996 period. Interest income of approximately $8,000 for the three months ended June 30, 1996 1996 represented a decrease of approximately $5,000, or 38% over interest income of approximately $13,000 for the 1995. The decrease in interest income was due primarily to lower levels of cash available for investment during the 1996 period. The Company earned other income of approximately $31,000 for the three months ended June 30, 1996, which represented a decrease of approximately $2,000 from other income of approximately $29,000 for the three months ended June 30, 1995.


     The Company experienced a net loss for the three months ended June 30, 1996 of approximately $49,000 compared to net income of approximately $142,000 for the same period in 1995. The decreased in net income of approximately $191,000 was primarily attributed to lower installation income, coupled with increased selling expenses and increased general and administrative expenses.


     SIX MONTHS  ENDED JUNE 30, 1996  COMPARED TO THE SIX MONTHS  ENDED JUNE 30,
     1995

     For the six months ended June 30, 1996, the Company earned total revenue of approximately $5,271,000 compared to total revenue of approximately $5,818,000 for the six months ended June 30, 1995, a decrease of approximately $547,000, or 9%. Total product sales decreased from approximately $4,902,000 to approximately $4,711,000, a decrease of approximately $191,000, or 4%. The decrease in total product sales was partially attributed to the severe winter weather experienced in the Mid-Atlantic region during the first two months of 1996 which delivered record snowfall and affected the Company's production (see "Seasonality and Inflation"). In addition, revenues for the six months ended June 30, 1996 were reduced affected by lost production time due to approximately $140,000 in repairs and product remakes during the six months ended June 30, 1996 in an effort to resolve the disputes related to the Maryland Claims.

     Shipping and installation revenue decreased from approximately $916,000 for the six months ended June 30, 1995 to $560,000 for the same period in 1996, representing a decrease of approximately $356,000, or 39%. The decreased shipping and installation revenue was, primarily a result of significantly reduced installation revenue, resulting from a major sound barrier installation job which provided significant installation revenue during the six months ended June 30, 1995.

     Total cost of goods sold was approximately $4,423,000 for the six months ended June 30, 1996 compared to approximately $4,599,000 for the same period in 1995, representing a decrease of approximately $176,000, or 4%. The decrease in the Company's cost of goods sold was due primarily to a 4% reduction in net sales. Cost of goods sold for the six months ended June 30, 1996 included approximately $210,000 in direct and indirect expenses as a result of repair work and product remakes performed during that period in an effort to resolve contract disputes related to the Maryland Claims. Varying product mix and individual job profitability affects the Company's cost of goods sold.

     For the six months ended June 30, 1996, the Company's general and administrative expenses totaled approximately $1,071,000 compared to approximately $833,000 for the same period in 1995, representing an increased ofby approximately $238,000, or 29%. The increase was primarily the result of increased executive and administrative compensation, increased legal, accounting and other professional fees, increased bad debt expense, and increased administrative costs associated with being a public reporting company.

     Selling expenses for the six months ended June 30, 1996 increased to approximately $332,000 from approximately $241,000 for the six months ended June 30, 1995 an increase of approximately 91,000, or 38%, resulting from an increase in compensation expense for salespersons and increased advertising and promotion expense, primarily related to the sale of Slenderwall(TM) wall panel product.


     The Company's operating loss for the six months ended June 30, 1996 was approximately $554,000, compared to operating income of approximately $145,000, for the six months ended June 30, 1995, a decrease of approximately $699,000. This decrease in operating income was primarily attributed to decreased total revenue, and increased selling expenses and increased general and administrative expenses.

     Royalty income increased by approximately $17,000, or 15%, from approximately $115,000 for the six months ended June 30, 1995 to approximately $132,000 for the same period in 1996. The increase was a result of an increased number of licensees generating increased sales, primarily from the sale by licensees of J-J Hooks(TM) Barriers. Although in the context of a forward-looking statement of which no assurance can be given, management expects royalty income to grow during the year ended December 31, 1996 due to an increased sales staff and the efforts of the Company to obtain additional licensees and implement a licensing program for its Slenderwall(TM). However, such increase in royalty income is dependent upon: i) the retention of the Company's current licensees; ii) satisfactory performance of such licensees; and
iii) the Company's ability to implement and maintain a licensing program for Slenderwall(TM).

     Interest expense totaled approximately $243,000 for the six months ended June 30, 1996, compared to approximately $268,000 for the six months ended June 30, 1995. This decrease of approximately $25,000, or 9%, was primarily due to a decreased level of debt outstanding during the 1996 period. Interest income of approximately $37,000 for the six months ended June 30, 1996 represented a $15,000 increase, or 68%, over interest income of approximately $22,000 for the same period in 1995. The increase in interest income was due primarily to the investment, during the first quarter of 1996, of proceeds from the Company's initial public offering (see "Liquidity and Capital Resources"). The Company incurred total other expenses of approximately $1,000 for the six months ended June 30, 1996, compared to other expenses of approximately $8,000 for the six months ended June 30, 1995, a decrease of approximately $7,000, which resulted primarily from reduced fees and miscellaneous charges.

     The Company experienced a net loss for the six months ended June 30, 1996 of approximately $631,000 compared to net income of approximately $8,000 for the same period in 1995. The decreased net income of approximately is $639,000 was primarily attributed to lower total revenues, coupled with increased selling expenses and increased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1995, the Company completed an initial public offering ("IPO") of 1,000,000 shares of common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants"), at a purchase price of $3.60 per share of Common Stock and Redeemable Warrant sold together. The Company realized net proceeds from the IPO of approximately $2,618,000. In January 1996, the Company completed an overallotment of an additional 150,000 shares of Common Stock and 150,000 Redeemable Warrants for net proceeds of approximately $396,000.

     The Company has financed its capital expenditures, operating requirements and growth to date primarily through the IPO, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.


     In connection with the Maryland Claims, several parties involved in the related contracts have made informal claims to the Company for charges due to contract job delays and have withheld payment on approximately $760,000 in billings from the Company. This increase in accounts receivable has adversely affected the Company's cash flow and its ability to pay its suppliers on a timely basis.

     For the six months ended June 30, 1996, cash of approximately $516,000 was absorbed by operating activities. The substantial use of cash during this period was from an increase of billed and unbilled accounts receivable totaling approximately of $564,000. The Company used cash of approximately $227,000 during the first six months of 1996 for investing activities, primarily as a result of the purchase of and additions to property and equipment. During the first six months of 1996, cash totaling approximately $216,000 was provided by financing activities, primarily as a result of IPO proceeds of approximately
$396,000, offset somewhat by a net decrease in borrowed money of approximately $180,000.

     The Company had approximately $1,894,000 of indebtedness at June 30, 1996, due during the next 12 months. This indebtedness is generally secured by the assets of the Company and is personally guaranteed by Rodney I. Smith, the Company's President. In the context of a forward-looking statement, management intends to extend or refinance this debt as it becomes due. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. If the Company is not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders.

     As a result of the Company's substantial debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Fluctuations in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment, if interest rates should increase.


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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In 1996, Douglas Miller, the Company's former Chief Financial Officer, filed a request for arbitration under the rules of the American Arbitration Association ("AAA Rules") seeking damages of approximately $250,000 based upon a claim of wrongful termination under his employment agreement. The dispute was presented to an arbitrator who heard the case pursuant to AAA Rules. On July 1, 1996, the arbitrator ruled in favor of Miller and directed the Company to pay Miller approximately $90,000. On July 15, 1996, the Company reached an agreement with Miller to settle the claim for $20,000.


ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the period covered by this report, the Company had a personal note in the amount of $400,000 which was secured by the Company's accounts receivable. The note matured on April 30, 1996, at which time the Company was unable to satisfy the note. On July 29, 1996, the Company paid approximately $412,000 in full satisfaction of the note through a refinancing with another lender.None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On Thursday, June 20, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

     1. To elect five (5) members of the Board of Directors. Nominees for Director were: Rodney I. Smith; (b) Ashley Smith; (c) Wes Taylor; (d) Andrew Kavounis; and (e) Bernard R. Patriacca ("Proposal No. 1"); and

     2. To ratify the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal year ending December 31, 1996 ("Proposal No. 2").

         Of the 3,085,718 shares of the Company's Common Stock of record as of April 22, 1996, able to be voted at the Annual Meeting, a total of 2,289,068 shares were voted, or approximately 74% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

         Each of the proposals were adopted, with the vote totals as follows:

                             Shares      Shares          Shares        Broker
         Proposal            Voting For  Voting Against  Abstaining    Non-Votes

No. 1

  (a) Rodney I. Smith        2,172,828           0        116,240          0

  (b) Ashley Smith           2,171,728           0        117,340          0

  (c) Wes Taylor             2,132,842           0        156,226          0

  (d) Andrew Kavounis        2,132,842           0        156,226          0

  (e) Bernard R. Patriacca   2,132,842           0        156,226          0

No. 2                        2,271,259       6,366         11,443          0


ITEM 5.  OTHER INFORMATION.  None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A. The following Exhibits are filed herewith:

     Exhibit No.                                   Title
     -----------                                   -----
         27                                 Financial Data Schedule

B. Report of Form 8-K.  None



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION


Date: August 16, 1996                     By:/s/ Rodney I. Smith
                                          ----------------------
_____                                     Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: August 16, 1996                     By:/s/ Scott J. Friberg
_____                                     Scott J. Friberg
                                          Chief Financial Officer
                                          (principal financial officer)






                                  EXHIBIT INDEX


         Exhibit No.                        Title
         -----------                        -----
            27                     Financial Data Schedule









