Form 10QSB
period 1996-09-30
SMITH MIDLAND CORP
filed 1996-11-13
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                           Commission File Number
     September  30, 1996                                       1-13752
     -------------------                                       -------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



            Delaware                                           54-1727060
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)
 ------------------------------                          ----------------------

                 Route 28, P.O. Box 300, Midland, Virginia 22728
               (Address of Principal Executive Offices, Zip Code)

                                 (540) 439-3266
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes___X____                                          No ______


         As of November 12, 1996, the Company had outstanding 3,085,718 shares of Common Stock, $.01 par value per share.





                            SMITH-MIDLAND CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NUMBER
         Item 1.  Financial Statements

                           Consolidated Balance Sheets;                                  1
                           September 30, 1996 (Unaudited)
                           and December 31, 1995 (Unaudited)

                           Consolidated Statements of                                    2
                           Operations (Unaudited); Three
                           months ended September 30, 1996 and 1995

                           Consolidated Statements of                                    3
                           Operations (Unaudited); Nine
                           months ended September 30, 1996 and 1995

                           Consolidated Statements of Cash Flows                         4
                           (Unaudited); Nine  months ended
                           September 30, 1996 and 1995

                           Notes to Consolidated Financial Statements (Unaudited)        5

         Item 2. Management's Discussion and Analysis of Financial                       8
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     14

         Item 2.  Changes in Securities                                                 14

         Item 3.  Defaults Upon Senior Securities                                       14

         Item 4.  Submission of Matters to a Vote of Security Holders                   14

         Item 5.  Other Information                                                     14

         Item 6.  Exhibits and Reports on Form 8-K                                      14

         Signatures                                                                     15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                SEPTEMBER 30,     DECEMBER 31,
         ASSETS                                                                     1996             1995
         ------                                                                     ----             ----
Current assets:
   Cash and cash equivalents                                                      $  778,140          $  938,089
   Accounts receivable:
     Trade -- billed, less allowances for doubtful accounts of
       $225,987 and $231,367                                                       2,754,931           2,559,796
     Trade -- unbilled                                                               253,112             101,873
   Inventories:
     Raw materials                                                                   463,244             482,939
     Finished goods                                                                  626,157             743,205
   Prepaid expenses and other assets                                                  31,742             159,490
                                                                                  ----------          ----------
     Total current assets                                                          4,907,326           4,985,392
                                                                                  ----------          ----------

Property and equipment, net                                                        1,468,819           1,430,286
                                                                                  ----------          ----------

Other assets:
   Officer note receivable and accrued interest receivable, net                      687,398             665,474
   Other                                                                              84,086              76,103
                                                                                  ----------          ----------
     Total other assets                                                              771,484             741,577
                                                                                  ----------          ----------
       TOTAL ASSETS                                                               $7,147,629          $7,157,255
                                                                                  ==========          ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable                                            $2,244,113          $1,274,544
   Accounts payable -- trade                                                       1,312,822           1,603,325
   Accrued expenses and other liabilities                                            638,874             597,480
   Customer deposits                                                                 262,920              51,132
                                                                                  ----------          ----------
     Total current liabilities                                                     4,458,729           3,526,481
Notes payable -- less current maturities                                             801,557           1,720,726
Notes payable -- related parties                                                     116,753             116,753
                                                                                  ----------          ----------
     TOTAL LIABILITIES                                                             5,377,039           5,363,960
                                                                                  ----------          ----------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                     --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,085,718 and 2,935,718                                   30,857              29,357
   Additional capital                                                              3,450,085           3,055,252
   Retained earnings (deficit)                                                    (1,710,352)         (1,291,314)
                                                                                  ----------          ----------
     TOTAL STOCKHOLDERS' EQUITY                                                    1,770,590           1,793,295
                                                                                  ----------          ----------
       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                $7,147,629          $7,157,255
                                                                                  ==========          ==========


               The accompanying notes are an integral part of these consolidated financial statements.


                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                    1996           1995
                                                                                ------------     --------
Revenue:
     Net sales                                                                  $2,914,155        $2,590,069
     Shipping and installation income                                              387,301           305,787
                                                                                ----------        ----------

         Total revenue                                                           3,301,456         2,895,856
                                                                                ----------        ----------

Cost of goods sold:
     Cost of goods sold -- sales                                                 2,057,194         1,743,453
     Shipping and installation expense                                             303,262           290,073
                                                                                ----------        ----------

         Total cost of goods sold                                                2,360,456         2,033,526
                                                                                ----------        ----------

Gross profit                                                                       941,000           862,330
                                                                                ----------        ----------

Operating expenses:
     General and administrative expenses                                           538,143           496,054
     Selling expenses                                                              181,606           146,178
                                                                                ----------        ----------

     Total operating expenses                                                      719,749           642,232
                                                                                ----------        ----------

Operating income                                                                   221,251           220,098
                                                                                ----------        ----------

Other income (expense):
     Royalties                                                                      79,927            27,748
     Interest expense                                                             (114,365)         (132,255)
     Interest income                                                                16,446            13,203
     Other                                                                           8,753           (54,728)
                                                                                ----------        ----------

         Total other income (expense)                                                9,239)         (146,032)

Income  before income taxes                                                         12,012            74,066
Income tax expense (benefit)                                                             --               --
                                                                                -----------       ----------

         Net income                                                             $  212,012        $   74,066
                                                                                ==========        ==========

Net income per share                                                            $      .07        $      .04
                                                                                ==========        ==========

Weighted average common shares outstanding                                       3,085,718         1,821,119
                                                                                ==========        ==========


 The accompanying notes are an integral part of these consolidated financial statements.



                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1996             1995
                                                                                ------------     -----------
Revenue:
     Net sales                                                                  $7,625,417        $7,491,932
     Shipping and installation income                                              946,820         1,221,946
                                                                                ----------        ----------
         Total revenue                                                           8,572,237         8,713,878
                                                                                ----------        ----------
Cost of goods sold:
     Cost of goods sold -- sales                                                 5,994,103         5,693,485
Shipping and installation expense                                                  789,306           939,114
                                                                                ----------        ----------
         Total cost of goods sold                                                6,783,409         6,632,599
                                                                                ----------        ----------
Gross profit                                                                     1,788,828         2,081,279
                                                                                ----------        ----------
Operating expenses:
     General and administrative expenses                                         1,608,670         1,329,273
Selling expenses                                                                   513,290           387,029
                                                                                ----------        ----------

         Total operating expenses                                                2,121,960         1,716,302
                                                                                ----------        ----------
Operating income (loss)                                                           (333,132)          364,977
                                                                                -----------       ----------
Other income (expense):
     Royalties                                                                     211,572           143,033
     Interest expense                                                             (357,807)         (357,049)
     Interest income                                                                53,005            35,569
     Other                                                                           7,324          (104,955)
                                                                                ----------        -----------
         Total other income (expense)                                              (85,906)         (283,402)
                                                                                ----------        -----------

Income (loss) before income taxes                                                 (419,038)           81,575
Income tax expense (benefit)                                                          --                 --
                                                                                ----------        ----------

         Net income (loss)                                                      $ (419,038)       $   81,575
                                                                                ===========       ==========

Net income (loss) per share                                                     $     (.14)       $      .05
                                                                                ===========       ==========

Weighted average common shares outstanding                                       3,076,411         1,802,382
                                                                                ==========        ==========


 The accompanying notes are an integral part of these consolidated financial statements.



                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       1996           1995
                                                                                    -----------      --------
Cash flows from operating activities:
     Cash received from customers                                               $ 8,649,223       $ 7,997,851
     Cash paid to suppliers and employees                                        (8,696,514)       (7,856,839)
     Interest paid                                                                 (357,807)         (357,049)
     Other                                                                           32,931            53,011
                                                                                -----------       -----------

       Net cash absorbed by operating activities                                   (372,167)         (163,026)
                                                                                -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                           (239,989)          (97,761)
     Payments (borrowings) against officer note receivable                            5,474           (48,827)
                                                                                -----------       -----------
       Net cash absorbed by investing activities                                   (234,515)         (146,588)
                                                                                -----------       -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                1,104,442           685,870
     Repayments of bank borrowings                                               (1,054,042)         (332,622)
     Proceeds from issuance of common stock                                         396,333                --
     Proceeds (repayments) on borrowings -- related parties, net                         --            (2,979)
                                                                                -----------       -----------

       Net cash provided by financing activities                                    446,733           350,269
                                                                                -----------       -----------

Net increase (decrease) in cash                                                    (159,949)           40,655

Cash at beginning of period                                                         938,089           110,114
                                                                                -----------       -----------

Cash at end of period                                                           $   778,140       $   150,769
                                                                                ===========       ===========

Reconciliation  of  net  income   (loss)  to  net  cash  provided  by  operating
          activities:

Net income (loss)                                                               $  (419,038)       $   81,575
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                201,456           279,083
       Decrease (increase) in other assets                                          (35,381)         (106,272)
       Decrease (increase) in:
         Accounts receivable -- billed                                             (195,135)         (572,339)
         Accounts receivable -- unbilled                                           (151,239)         (179,274)
         Inventories                                                                136,743          (217,635)
         Prepaid expenses and other assets                                          127,748            10,813
       Increase (decrease) in:
         Accounts payable -- trade                                                 (290,503)          484,613
         Accrued expenses and other liabilities                                      41,394           106,279
         Customer deposits                                                          211,788           (49,869)
                                                                                -----------        ----------
Net cash absorbed by operating activities                                       $  (372,167)       $ (163,026)
                                                                                ===========        ==========

 The accompanying notes are an integral part of these consolidated financial statements.



                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1996

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

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months and nine months ended September 30, 1996 and September 30, 1995.

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three-month and nine-month periods ended September 30, 1996 and 1995 as the Company does not expect to incur income tax expense for fiscal year 1996 and did not incur income tax expense in fiscal year 1995.

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

INCOME PER SHARE

     Income (loss) per share is calculated based on net income (loss) and the weighted average number of shares of common stock outstanding during the period.

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

     The results for the nine months ended September 30, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     For the three months ended September 30, 1996, the Company had total revenue of approximately $3,301,000 compared to total revenue of approximately $2,896,000 for the three months ended September 30, 1995, an increase of approximately $405,000, or 14%. Total product sales were approximately $2,914,000 for the three months ended September 30, 1996, a $324,000 increase, or approximately 13%, from approximately $2,590,000 for the same period in 1995. Shipping and installation revenue increased from approximately $306,000 for the three months ended September 30, 1995 to approximately $387,000 for the same period in 1996, representing an increase of approximately $81,000, or 26%. The increase in total revenue resulted primarily from increased product sales and, to a lesser extent, from increased shipping revenues during the three months ended September 30, 1996.

     Total cost of goods sold for the three months ended September 30, 1996 increased by approximately $326,000 to approximately $2,360,000 from approximately $2,034,000 for the three months ended September 30, 1995, representing a 16% increase. The increase in cost of goods sold was primarily attributed to the 13% increase in product sales and, to a lesser extent, to the 26% increase in shipping and installation revenue during the three months ended September 30, 1996 as compared to the same period in 1995. Total cost of goods sold, as a percentage of total revenue, increased slightly from approximately 70% for the three months ended September 30, 1995 to approximately 71% for the three months ended September 30, 1996. Varying product mix and individual job profitability affect the cost of goods sold as a percentage of revenue.


     For the three months ended September 30, 1996, the Company's general and administrative expenses increased by approximately $42,000, or 8%, to approximately $538,000, or 16% of total revenue, from approximately $496,000, or 17% of total revenue, for the three months ended September 30, 1995. The increase in expense was primarily the result of increased executive and administrative compensation expense, increased legal, accounting and other professional fees, increased bad debt expense, and increased administrative costs associated with being a public reporting company. The decrease as a percentage of total revenue was primarily attributed to the increase in total revenue.

     Selling expenses for the three months ended September 30, 1996 increased to approximately $182,000 from approximately $146,000 for the three months ended September 30, 1995, an increase of approximately $36,000, or 25%. The increase in selling expenses was primarily attributed to an increase in advertising and promotion expense primarily related to the sale of Slenderwall(TM) wall panel product.

     The Company's operating income for the three months ended September 30, 1996 was approximately $221,000 compared to operating income of approximately $220,000, for the three months ended September 30, 1995, an increase of approximately $1,000. This increase in operating income was primarily attributed to increased gross profit on sales, offset somewhat by increased selling expenses and increased general and administrative expenses during the 1996 period.

     Royalty income increased by approximately $52,000 from approximately $28,000 for the three months ended September 30, 1995 to approximately $80,000 for the same period in 1996. This increase was primarily due to an increase in new licensee fees recognized by the Company during the three months ended September 30, 1996 when compared to the same period in 1995.

     Interest expense was approximately $114,000 for the three months ended September 30, 1996, compared to approximately $132,000 for the three months ended September 30, 1995. This decrease of approximately $18,000, or 14%, was primarily due to a decreased level of debt outstanding during the 1996 period.

     Interest income of approximately $16,000 for the three months ended September 30, 1996 represented an increase of approximately $3,000, or 23% over interest income of approximately $13,000 for the 1995 period. The increase in interest income was due primarily to higher levels of cash available for investment during the 1996 period.

     The Company earned other income (net of other expenses) of approximately $9,000 for the three months ended September 30, 1996, which represented a positive change of approximately $64,000 from other expense (net of other income) of approximately $55,000 for the three months ended September 30, 1995. The increase in other income was primarily attributed to a significant decrease in federal and state tax penalties that were incurred by the Company during the three months ended September 30, 1995, as compared to the 1996 period.


     The Company earned net income for the three months ended September 30, 1996 of approximately $212,000 compared to net income of approximately $74,000 for the same period in 1995. The increase in net income of approximately $138,000 was primarily attributed to increased revenue and gross profit thereon, increased royalty income, decreased interest expense and decreased other expense, offset partially by increased selling expenses and increased general and administrative expenses. The increase in net income per share from $.04 for the three months ended September 30, 1995 to $.07 for the same period in 1996 reflected the Company's increased net income, offset somewhat by the greater number of shares of Common Stock outstanding as a result of the Company's initial public offering in December 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     For the nine months ended September 30, 1996, the Company earned total revenue of approximately $8,572,000 compared to total revenue of approximately $8,714,000 for the nine months ended September 30, 1995, a decrease of approximately $142,000, or 2%. Total product sales increased from approximately $7,492,000 to approximately $7,625,000, representing an increase of approximately $133,000, or 2%. Shipping and installation revenue decreased from approximately $1,222,000 for the nine months ended September 30, 1995 to $947,000 for the same period in 1996, representing a decrease of approximately $275,000, or 23%. The decreased shipping and installation revenue was primarily a result of significantly reduced installation services provided by the Company and the presence of a major sound barrier installation job which provided significant installation revenue during the nine months ended September 30, 1995. The decrease in total revenue was partially attributed to the severe winter weather experienced in the Mid-Atlantic region during the first two months of 1996 which delivered record snowfall and affected the Company's production during the first quarter of 1996 (see "Seasonality and Inflation"). In addition, total revenue for the nine months ended September 30, 1996 was reduced by lost production time due to approximately $210,000 in repairs and product remakes during the nine months ended September 30, 1996 in an effort to resolve several related contract disputes, collectively referred to as the "Maryland Claims" (see "Part II "Other Information", Item 1 "Legal Proceedings").

     Total cost of goods sold was approximately $6,783,000 for the nine months ended September 30, 1996, or approximately 79% as a percentage of revenue, compared to approximately $6,633,000 for the same period in 1995, or approximately 76% as a percentage of revenue, representing an increase of approximately $150,000, or 2%. The increase in the Company's cost of goods sold was due primarily to increased sales of product, which along with a 2% reduction in net sales, was principally responsible for the increased cost as a percentage of revenue. In addition, cost of goods sold for the nine months ended September 30, 1996 included approximately $210,000 in direct and indirect expenses as a result of repair work and product remakes in an effort by the Company to resolve the Maryland Claims. Varying product mix and individual job profitability also affect the Company's cost of goods sold.


For the nine months ended September 30, 1996, the Company's general and administrative expenses totaled approximately $1,609,000, or 19% of total revenue, compared to approximately $1,329,000, or 15% of total revenue, for the same period in 1995, representing an increase of approximately $280,000, or 21%. The increase in expense was primarily the result of increased executive and administrative compensation expense, increased legal, accounting and other professional fees, increased bad debt expense, and increased administrative costs associated with being a public reporting company.

         Selling expenses for the nine months ended September 30, 1996 increased to approximately $513,000 from approximately $387,000 for the nine months ended September 30, 1995, representing an increase of approximately $126,000, or 33%, which resulted primarily from an increase in compensation expense for salespersons and increased advertising and promotion expense primarily related to the sale of Slenderwall(TM) wall panel product.

     The Company experienced an operating loss for the nine months ended September 30, 1996 totaling approximately $333,000, compared to operating income of approximately $365,000, for the nine months ended September 30, 1995, a decrease of approximately $698,000. This decrease in operating income was primarily attributed to decreased total revenue, increased cost of goods sold as a percentage of total revenue, increased selling expenses and increased general and administrative expenses.

     Royalty income increased by approximately $69,000, or 48%, from approximately $143,000 for the nine months ended September 30, 1995 to approximately $212,000 for the same period in 1996. The increase was a result of an increased number of licensees generating increased sales, primarily from the sale by licensees of J-J Hooks(TM) Barriers.

     Interest expense totaled approximately $358,000 for the nine months ended September 30, 1996, compared to approximately $357,000 for the nine months ended September 30, 1995. This increase of approximately $1,000 was primarily due to a decreased level of debt outstanding during the 1996 period, more than offset by approximately $37,000 in loan fees incurred during the 1996 period.

     Interest income of approximately $53,000 for the nine months ended September 30, 1996 represented a $17,000 increase, or 47%, over interest income of approximately $36,000 for the same period in 1995. The increase in interest income was due primarily to the investment, during the first quarter of 1996, of the net proceeds from the Company's initial public offering in December 1995 (see "Liquidity and Capital Resources").

     The Company earned total other income (net of other expenses) of approximately $7,000 for the nine months ended September 30, 1996, compared to other expenses (net of other income) of approximately $105,000 for the nine months ended September 30, 1995, a positive change of approximately $112,000. The increase in other income was primarily attributed to a significant decrease in federal and state tax penalties incurred in the nine months ended September 30, 1995, as compared to the 1996 period.


     The Company experienced a net loss for the nine months ended September 30, 1996 of approximately $419,000, compared to net income of approximately $82,000 for the same period in 1995. The decreased net income of approximately $501,000 was primarily attributed to lower total revenues, increased cost of goods sold as a percentage of revenues, increased selling expenses and increased general and administrative expenses. The change from net income per share of $.05 during the nine months ended September 30, 1995, to a net loss per share of $.14 for the same period in 1996, reflected the Company's net loss during the 1996 period and the greater number of shares of Common Stock outstanding as a result of the Company's initial public offering in December 1995.

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

     In connection with the Maryland Claims, several parties involved in the related contracts have made informal claims to the Company for charges due to contract job delays and have withheld payments on a portion of the Company's billings totaling approximately $754,000. This increase in accounts receivable has adversely affected the Company's cash flow and its ability to pay its suppliers on a timely basis.

     For the  nine  months  ended  September  30,  1996,  cash of  approximately
$372,000 was absorbed by operating activities. The substantial use of cash during this period was from an increase of billed and unbilled accounts receivable totaling approximately of $346,000. The Company used cash of approximately $235,000 during the first nine months of 1996 for investing activities, primarily as a result of the purchase of and additions to property and equipment. During the first nine months of 1996, cash totaling approximately $447,000 was provided by financing activities, primarily as a result of the net proceeds of the IPO of approximately $396,000, and by a net increase in borrowed money of approximately $50,000.


     In July 1996, the Company entered into a loan agreement with Riggs Bank, N.A. ("Riggs") to establish a $600,000 line of credit (the "Riggs Line"). The Riggs Line was subsequently increased to $800,000 in September 1996. Interest on the Riggs Line currently accrues interest at Riggs' prime rate (9.75% at September 30, 1996) plus 1.5% per annum. The Riggs Line is secured by the Company's accounts receivable. As of September 30, 1996, the Company had borrowed all of the funds available under the Riggs Line. Of the total proceeds of the Riggs Line, approximately $660,000 was used by the Company to pay off other debt, and the remaining proceeds of approximately $140,000 was used in working capital.

     As of November 12, 1996, the Company's plant in Virginia had production backorders that totaled approximately $1,100,000. Unless successful efforts are made to increase the Virginia plant's production backorder, management estimates that it will be unable to keep the plant in full operating production during the next three months. In general, the lack of adequate backlog can potentially result in the inefficient use of the plant facility and reduced revenue levels which can adversely impact the Company's financial performance.

     The Company had approximately $2,244,000 of indebtedness at September 30, 1996, due during the next 12 months. This indebtedness is generally secured by the assets of the Company and, in many cases, is personally guaranteed by Rodney
I. Smith, the Company's President. In the context of a forward-looking statement, management intends to extend or refinance this debt as it becomes due. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. If the Company is not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In late 1995, the Company filed four separate informal claims totaling approximately $592,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland (the "Maryland Claims"). During 1996, the Company has continued to revise the Maryland Claims to reflect claims for additional costs incurred during 1996. Several parties involved in the related contracts have made informal claims to the Company for charges due to contract job delays and back-charges.

     On September 24, 1996, JTE Constructors, Inc. ("JTE"), one of the parties involved in the Maryland Claims, filed a motion for judgment against the Company with the Circuit Court of Fairfax County, Virginia, claiming damages estimated, but not to exceed $500,000 and related legal fees. On October 25, 1996, the Company filed a counterclaim against JTE for damages of approximately $580,000 for breach of contract.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

ITEM 5. OTHER INFORMATION. On October 10, 1996, Scott Friberg, the Company's Chief Financial Officer, tendered his resignation, effective November 1, 1996, in order to pursue another opportunity. Mr. Friberg has agreed to serve as a consultant to the Company in connection with the transition of his duties as principal financial officer to Annette M. Somerford, the Company's Controller.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are filed herewith:


         Exhibit No.                        Title
         -----------                        -----
            10a                    Riggs Bank Loan Agreement
            10b                    Riggs Bank Promissory Note
            10c                    Amended and Restated Promissory Note
            10d                    Rodney I. Smith Promissory Note
            27                     Financial Data Schedule


During the period covered by this report, the Company filed a Current Report on Form 8-K dated July 2, 1996, disclosing the resolution of arbitration proceeding related to the termination of the Company's Chief Financial Officer.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION


Date: November 11, 1996                   By:/s/ Rodney I. Smith
                                          ----------------------
                                          Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: November 11, 1996                   By:/s/ Annette M. Somerford
                                          Annette M. Somerford
                                          Controller
                                          (principal financial officer)






                                  EXHIBIT INDEX


         Exhibit No.                        Title

            10a                     Riggs Bank Loan Agreement

            10b                     Riggs Bank Promissory Note

            10c                     Amended and Restated Promissory Note

            10d                     Rodney I. Smith Promissory Note

            27                      Financial Data Schedule