Form 10KSB
period 1996-12-31
SMITH MIDLAND CORP
filed 1997-04-16
CIK 924719

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996
                         Commission File Number 1-13752

                                 -------------


                            SMITH-MIDLAND CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)


          Delaware                                             54-1727060
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


5119 Catlett Road
P.O. Box 300, Midland, Virginia                                   22728
-------------------------------                            --------------------
(Address of Principal Executive Offices)                        (ZIP Code)
Web Site: http://www.Mvisibilty.com/Smithmid


                                 (540) 439-3266
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities Registered Under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange on
Title of Each Class                                     Which Registered
-------------------                                  ------------------------

Common Stock, $.01 par value per share                  Boston Stock Exchange
Redeemable Common Stock Purchase Warrants               Boston Stock Exchange


         Securities Registered Under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)





Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes _X_    No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   _X_

         The Issuer's revenues for its most recent fiscal year are $11,410,510.

         The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the average of the closing bid and asked prices for such stock on April 14, 1997, was approximately $2,129,872. As of March 21, 1997 the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                        Part of Form 10-KSB
                                                        Annual Report in which
Document                                                Document is Incorporated
--------                                                ------------------------

Definitive Proxy Statement for the Registrant's Annual           Part III
Meeting of Stockholders for the fiscal year ended
December 31, 1996, to be filed pursuant to Regulation 14A.



                                       ii






                                     PART I

ITEM 1.  BUSINESS

         GENERAL

         Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, transportation and utilities industries. The Company's customers are primarily general contractors and federal, state and local transportation authorities located in the Mid-Atlantic and Northeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patent-pending, lightweight, energy-efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable, prefabricated concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, water troughs and food troughs, and custom order precast concrete products with various architectural surfaces.

         The Company completed an initial public offering ("IPO") of its Common Stock in December 1995, from which the Company received net proceeds of approximately $2,600,000. In January 1996, the underwriters of the IPO executed their over allotment option in full, from which the Company received an additional $396,000 of net proceeds.

         MARKET

         The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of residential housing; commercial buildings; public and private roads and highways; airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide as well as in Puerto Rico, Canada, Belgium, Portugal and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes. The Company believes that the annual market for exterior cladding in the Mid-Atlantic and Northeast region is approximately $500 million and that the nationwide annual market for exterior cladding products exceeds $2 billion.

         The precast concrete products market is affected by the cyclical nature of the construction industry. In addition, the demand for construction varies depending upon weather conditions, the availability of financing at reasonable interest rates, overall fluctuations in the national and regional economies, past overbuilding, labor relations in the construction industry, and the availability of material and energy supplies. A substantial portion of the Company's business is derived from local, state, and federal building projects, which are further dependent upon budgets and, in many cases, voter-approved bonds.


         PRODUCTS

         Precast concrete products are cast and set at a manufacturing facility and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced in a "batch plant," put into a mixer truck where it is mixed thoroughly and delivered to a construction site to be poured and set at the site. Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building, or structurally. Structural uses include building walls, frames, floors, or roofs. The Company currently manufactures and sells a wide variety of products for use in the construction, transportation and utility industries.

         Slenderwall(TM) Lightweight Construction Panels

         Each Slenderwall(TM) system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional piecemeal construction of the exterior walls of buildings. The Company's Slenderwall(TM) system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall(TM) panel consists of a galvanized or stainless steel stud frame with an exterior sheath of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior concrete sheath is attached to the interior frame by strategically placed epoxy coated steel connectors that suspend the exterior concrete approximately one-half inch away from the steel frame.

         Slenderwall(TM) panels are approximately one-half the weight of brick walls of equivalent size, permanence and durability. This lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from Slenderwall's(TM) reduced installation time and ease of erection, and from the use of smaller cranes for installation.

         The Company custom designs and manufactures each Slenderwall(TM) exterior cladding system. The exterior of the Slenderwall(TM) systems can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick. Management has received a positive reaction to Slenderwall(TM) systems in the marketplace for use in new construction and replacement projects because it is a cost-effective, efficient, and attractive wall system. As of February 28, 1997 the Company has a backlog for Slenderwall(TM) systems totaling approximately $1,724,000. The Company also has submitted for approval pending proposals for more than $14 million of Slenderwall(TM) systems, although no assurance can be given that any of these proposals will result in binding purchase orders. The Company believes, although no assurance can be given, that the Slenderwall(TM) system has the potential to generate a greater percentage of the Company's revenues.



Easi-Set(R) Sierra Wall

         The Easi-Set(R) Sierra Wall (the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall is typically constructed of four inch thick, steel-reinforced concrete panels that are securely joined at an integral column by a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project.

         The Company custom designs and manufactures each Sierra Wall to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol(R), an optional, durable and patented sound-absorbing material that can be cast on to the exterior of the Sierra Wall. In January, 1996 the Company entered into a licensing agreement with DuriSol, Inc. of Ontario, Canada ("DuriSol") permitting the Company to utilize the DuriSol(R) sound-absorbing technology until January 20, 1999.

         Under the Company's licensing agreement with DuriSol, the Company has an exclusive license to use DuriSol(R) in Virginia, a right of first refusal for any new proprietary products developed by DuriSol, and the Company pays a royalty to DuriSol equal to $.25 per square foot of product produced using DuriSol(R).

         The Sierra Wall is used for residential purposes, such as privacy walls between homes, security walls or windbreaks, and for industrial or commercial purposes, such as to screen and protect shopping centers, industrial operations, institutions or highways. The variety of available finishes enables the Company to blend the Sierra Wall with local architecture, creating an attractive as well as functional barrier.

         Easi-Set(R) J-J Hooks(TM) Highway Safety Barrier

         The Easi-Set(R) J-J Hooks(TM) highway safety barrier (the "J-J Hooks(TM) Barrier") is a patented, positively connected, safety barrier that the Company sells, rents, delivers and installs for use on roadways to separate lanes of traffic, either temporarily for construction purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") now recommends that states use only positively connected barriers.



         The proprietary quality of the J-J Hooks(TM) Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks(TM) Barrier section is a portion of a flat sheet of galvanized steel, rolled in toward the end of the barrier (it resembles the letter "J" when viewed from directly above). The sheet protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "hooks" face each other. To connect one section of a J-J Hooks(TM) Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged.

         The Company believes that the J-J Hooks(TM) Barrier connection design is superior to those of earlier highway safety barriers that were positively connected through the "eye and pin" technique. Barriers incorporating this technique have eyes or rings protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins through the eyes and bolts the barrier sections together. Compared to this technique, the J-J Hooks(TM) Barrier is easier and faster to install, and remove, requires a smaller crew, and eliminates the need for loose hardware.

         In November 1990, the FHWA approved the J-J Hooks(TM) Barrier for use on federally-aided highway projects following the successful completion of crash testing based on National Cooperative Highway Research Program criteria. The J-J Hooks(TM) Barrier has also been approved for use in state-funded projects by 30 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in the remaining 20 states and believes that approval in most of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J.J. Hooks(TM) Barrier being used in such states. In addition, the appropriate authorities have approved the J-J Hooks(TM) Barrier for use in the countries of Spain, Belgium, Chili, and Germany.

         Easi-Set(R) Precast Building and Easi-Span(TM)

         The Easi-Set(R) Precast Building (the "Easi-Set(R) Precast Building") is a transportable, prefabricated, single-story, concrete utility building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, and electrical switching stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set(R) Precast Building is available in a variety of exterior finishes and in two standard sizes or it can be custom sized. The roof and floor of each Easi-Set(R) Precast Building are manufactured using the Company's patented post-tensioned system, which helps seal the buildings against moisture, and reduces the possibility of water leaking into the interior. As a freestanding unit, the Easi-Set(R) Precast Building requires no poured foundations or footings and can be easily installed within a few hours. After installation the building can be moved, if desired, and reinstalled in a new location.

         The Company recently introduced Easi-Span(TM), a line of expandable precast concrete buildings. Easi-Span(TM) is identical to and incorporates the technology of the Easi-Set(R) Precast


Building,   but  is  available   in  larger  sizes  and,   through  its  modular
construction, can be combined in varied configurations to permit expansion capabilities.

         The Company has sold its Easi-Set(R) Precast Building and Easi-Span(TM) for the following uses:

          o Communications Operations -- to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

          o Government Applications -- to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

          o UtilitiesInstallations -- for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances.

          o Commercial and Industrial Locations -- for electrical and mechanical housing, cemetery maintenance storage, golf course vending enclosures and rest rooms, emergency generator shelters, gate houses, automobile garages, hazardous materials storage, food or bottle storage, animal shelters, and range houses.

         Easi-Set(R) Utility Vault

         The Company produces a line of precast concrete underground utility vaults ranging in size from 36 to 702 cubic feet. Each Easi-Set(R) utility vault normally comes with a manhole opening on the top for ingress and egress and openings around the perimeter, in accordance with the customer's specifications, to access water and gas pipes, electrical power lines, telecommunications cables, or other such media of transfer. The utility vaults may be used to house equipment such as cable, telephone or traffic signal equipment, and for underground storage.
The Company also manufactures custom-built utility vaults for special needs.

         SOURCES OF SUPPLY

         All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources. To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.



         LICENSING

         The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks(TM) Barrier, the Easi-Set(R) Precast Building and the Slenderwall(TM) precast exterior architectural panel system and certain non-proprietary products, such as the Company's cattleguard products and water troughs and feed troughs. Generally, licenses are granted for defined geographic regions, and depending on the size, character and location of the territory granted, the Company receives an initial one-time license acquisition and training fee ranging from approximately $15,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set(R) Building licensees normally pay the Company a flat monthly fee for "co-op advertising and promotion program through which the Company produces and distributes advertising materials and promotes the licensed products.

         The Company has entered into 21 licensing agreements in the United States, two in Canada and has established one licensee in each of Puerto Rico, Belgium, Chile and Spain. For the fiscal year ended December 31, 1996 the Company received approximately $239,000 in licensing fees and royalties from these agreements, compared to approximately $194,000 for the fiscal year ended December 31, 1995.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. In addition, the Company is continuing to develop the licensing program for the J-J Hooks(TM) Barrier in Europe where the barrier has successfully completed crash testing requirements to meet the applicable European standards.

         MARKETING AND SALES

         The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

         The Company has also established a cooperative advertising program in which the Company and its licensees combine resources to promote certain precast concrete products. Licensees pay a flat monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company's marketing efforts are concentrated on the region within a 250 mile radius from its facilities, which includes most of Virginia, Delaware, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

         The Company's sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies, and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company's role in the bidding process is to provide estimates to the contractors desiring to include the Company's products or services in the contractor's bid. If a contractor who accepts the Company's bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company occasionally negotiates with and sells directly to end users.

         COMPETITION

         The precast concrete industry is highly competitive and consists of a few large companies and many small to mid-size companies, several of which have substantially greater financial and other resources than the Company. Nationally, the precast concrete market is dominated by several large companies. However, due to the weight and costs of delivery of precast concrete products, competition in the industry tends to be limited by geographical location and distance from the construction site and is fragmented with numerous manufacturers in a large local area.

         The Company believes that the principal competitive factors for its products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in both Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Northeast and Mid-Atlantic regions of the United States. Finally, the Company believes that it offers a broad range of products that are unique and technologically superior to competitive products.

         PATENTS AND PROPRIETARY INFORMATION

         The Company holds U.S. patents for the J-J Hooks(TM) Barrier and the Easi-Set(R) Precast Building, and has filed a patent application for the Slenderwall(TM) exterior cladding system, which is pending in the U.S. and Canada, and the J-J Hooks(TM) Barrier, which is pending in the European Economic Community Market. The earliest of the issued patents considered material to the Company's business expires in 2009. The Company also owns one U.S. registered trademark and licenses the rights to another: Easi-Set(R) and DuriSol(R), respectively. The Company licenses the technology used in DuriSol(R) products pursuant to an agreement that expires on December 31, 1998.

         While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed. Even if a competitor's products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action would be very costly, and would divert funds and resources that otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.

         GOVERNMENT REGULATION

         The Company frequently supplies products and services pursuant to agreements with general contractors who have entered into contracts with federal or state governmental agencies. Completion of the Company's obligations under such contracts is often subject to the satisfactory inspection or approval of such products and services by a representative of the contracting agency. Although the Company endeavors to satisfy the requirements of each such contract to which it is a party, no assurance can be given that the necessary approval of its products and services will be granted on a timely basis or at all and that the Company will receive any payments due to it. Any failure to obtain such approval and payment may have a material adverse effect on the Company's business.

         The Company's operations are subject to extensive and stringent governmental regulations including regulations related to the Occupational Safety and Health Act (OSHA) and environmental protection. The Company believes that it is substantially in compliance with all applicable regulations. The cost of maintaining such compliance is not considered by the Company to be significant.

         The Company's employees in its manufacturing division operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company's manufacturing facilities are subject to the workplace safety rules and regulations of OSHA. The Company believes that it is in compliance with the requirements of OSHA.

         During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, that are classified as hazardous by government agencies that regulate environmental quality. The Company attempts to minimize the generation of such waste as much as possible, and to recycle such waste where possible. Remaining wastes are disposed of in permitted disposal sites in accordance with applicable regulations.

         A Phase I Environmental Site Assessment of the Company's Midland facility was completed in January, 1997. Only two minor recommendations were made as a result of the survey. These were addressed and corrected.

         In the event that the Company is unable to comply with the OSHA or environmental requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.


         EMPLOYEES

         As of March 18, 1997, the Company had 137 full-time employees, 108 of which are located at the Company's Midland facility, and 29 of which are located at the Company's facility located in Reidsville, North Carolina. Of the 137 employees, seven are executive officers or managers, six are responsible for sales and marketing, 102 are in manufacturing, and fourteen are administrative personnel. None of the Company's employees is represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES

         FACILITIES

         The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 28,000 square foot manufacturing plant on approximately 17 acres of land in Midland, Virginia, of which approximately 14 acres are owned by the Company and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $6,000. This area houses two concrete mixers, and one concrete blender. The plant also includes an environmentally controlled casting area, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. In addition, the Company conducts outdoor concrete pouring and curing operations. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

         In addition, the Company carries out administration, research and development, marketing and sales, and licensing operations in a 4,500 square foot office building located on its Midland property. The Company also owns 19 acres of undeveloped industrial property in Midland, not adjacent to the manufacturing plant.

         The Company's second manufacturing facility is located in Reidsville, North Carolina on five acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

         Although the Company believes that its present facilities are adequate for its current needs, the Company also believes that it could benefit from increased plant capacity at its Midland property and is currently exploring options to expand its manufacturing facilities.

ITEM 3.  LEGAL PROCEEDINGS

         In late 1995, the Company filed four separate informal claims totaling approximately $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the then newly issued "Noise Barrier Acceptance Criteria," all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete. In 1996 the Company filed additional claims against the State of Maryland related to the same contracts in the amount of $578,500 which brought the amount of the total claims to $1,080,500. In early 1996, the Company received several counterclaims from the State of Maryland. All amounts due to each party are currently in dispute. The Company has considered the counterclaims in estimating the recoverability of its claims and certain trade accounts receivable at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company is not presently involved in any other litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since December 13, 1995 the Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "SMID" and on the Boston Stock Exchange under the symbol "SMC". As of April 7, 1997, there were approximately 35 record holders of the Company's Common Stock. Management believes there are approximately 663 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low sale prices for the Company's Common Stock as reported by NASDAQ for the periods indicated. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                                 Sale
                                                                 ----
                                                          High           Low
                                                          ----           ---
1995
Fourth Quarter (from December 13, 1995)                  $5 3/8         $31/2

1996
First Quarter                                            $6 17/32       $4 19/32
Second Quarter                                           $6 5/8         $5 1/4
Third Quarter                                            $6 5/8         $3 1/8
Fourth Quarter                                           $3 5/8         $1

1997
First Quarter                                            $2 1/8         $1
Second Quarter (through April 14, 1997)                  $1 3/8         $  7/8

DIVIDENDS

         The Company has not paid dividends on its Common Stock since its inception and has no intention of paying dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's current loan agreement with Riggs Bank, N.A. prohibits the payment of dividends to stockholders without the bank's prior written consent, except for dividends paid in shares of the Company's Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

         GENERAL

         The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products primarily for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM) panels, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positively-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set(R) Precast Concrete Buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and food troughs, and custom order precast concrete products with various architectural surfaces.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 ("FISCAL 1996") COMPARED TO
         THE YEAR ENDED DECEMBER 31, 1995 ("FISCAL 1995")

         For Fiscal 1996, the Company had total revenue of approximately $11,411,000 compared to total revenue of approximately $11,158,000 for Fiscal 1995, an increase of approximately $253,000, or 2%. Total revenue from product sales increased from approximately $9,561,000 in Fiscal 1995 to approximately $10,147,000 in Fiscal 1996, an increase of approximately $586,000 or 6%. This increase was primarily attributable to increased construction activity. Shipping and installation revenue decreased from approximately $1,597,000 to approximately $1,264,000, a decrease of approximately $333,000 or 21%. This decrease was principally due to a lower level of installation services, which were primarily offered as a convenience to customers to increase product sales.

         Royalty income increased by approximately $45,000 or 23%, from approximately $194,000 for Fiscal 1995 to approximately $239,000 for Fiscal 1996. The increase was primarily a result of an increase in royalty fees earned on production of the J-J Hooks(TM) Barrier.

         Total cost of goods sold for Fiscal 1996 totaled approximately $8,525,000, representing a decrease of approximately $497,000, or 6%, from cost of goods sold of approximately $9,022,000 for Fiscal 1995. Total cost of goods sold as a percentage of total revenue decreased from approximately 81% for Fiscal 1995 to approximately 75% for Fiscal 1996, primarily as a result of more significant costs incurred in Fiscal 1995, for contract disputes for which the Company has filed formal claims with the State of Maryland (the "Maryland Claims").


The Company's general and administrative expenses increased from approximately $2,060,000 in Fiscal 1995 to approximately $2,356,000 in Fiscal 1996, representing an increase of approximately $296,000, or 14%. The increase was primarily the result of increased payroll expenses and professional fees associated with becoming a publicly traded company in December, 1995, staff time and professional fees incurred in connection with filing the Maryland Claims, increased expenditures related to the licensing activities conducted by Easi-Set Industries, Inc., and increased costs related to the introduction of the Slenderwall(TM) systems. Selling expenses increased from approximately $608,000 in Fiscal 1995 to approximately $672,000 for Fiscal 1996, an increase of approximately $64,000, or 11%. The increase in selling expenses resulted primarily from an increase in the Company's marketing of Slenderwall(TM) systems.

         The Company's operations for Fiscal 1996 resulted in a loss of approximately $298,000, or $.10 per share, representing a decrease in loss of approximately $1,231,000 when compared to a net loss for Fiscal 1995 of approximately $1,529,000, or a loss of $.82 per share. The Company's decreased loss was primarily attributed to an improved gross profit from operations, the non-recurrence of unamortized debt issue costs, a decrease in federal tax withholding penalties, and decreased interest expense, offset somewhat by increased general and administrative expenses and increased selling expenses.

         Interest expense decreased from approximately $587,000 for Fiscal 1995, to approximately $469,000 for Fiscal 1996, a decrease of approximately $118,000, or 20%. This decrease in interest expense was primarily due to a reduction in both the weighted average interest rates paid to lenders and the average debt outstanding during Fiscal 1996 when compared to Fiscal 1995.

         Interest income increased approximately $21,000, or 45%, from approximately $47,000 in Fiscal 1995 to approximately $68,000 in Fiscal 1996. The increase in interest income was primarily attributed to interest charged in Fiscal 1996 on a note receivable due from the President of the Company.

         The Company incurred total other expenses, net of other income, of approximately $8,000 for Fiscal 1996, compared to net total other expenses of approximately $154,000 for Fiscal 1995. The decrease in other expense of approximately $146,000, or 95%, was due primarily to a significant decrease in federal tax withholding penalties incurred by the Company from late payments in Fiscal 1995.

         In Fiscal 1996, the Company had net income for federal income tax purposes of approximately $9,000. At December 31, 1996, the Company had approximately $1,976,000 of cumulative net operating losses available to offset taxable income with expiration dates through December 31, 2011. Accordingly, no income tax expense or benefit was recorded for Fiscal 1996. As a result of the cumulative net operating loss carryforwards available to the Company, Management does not expect to incur any income tax expense for fiscal 1997.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its capital expenditures, operating requirements and growth to date primarily through it's initial public offering ("IPO") and subsequent overallotment, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.

         For Fiscal 1996, cash of approximately $429,000 was absorbed by operating activities. The use of cash during this period was primarily attributable to a decrease in trade payables, and to fund an increase in inventory and accounts receivable. In addition, the Company used cash of approximately $411,000 for investing activities, primarily to purchase additions to property and equipment. Approximately $534,000 of cash was provided to the Company by financing activities, the major source of which was the overallotment for the IPO and increased bank borrowings.

         In July 1996, the Company entered into a loan agreement with Riggs Bank, N.A. ("Riggs") to establish a $600,000 line of credit (the "Riggs Line"). The Riggs Line was subsequently increased to $800,000 in September 1996. Interest on the Riggs Line currently accrues interest at Riggs' prime rate (9.75% at December 31, 1996) plus 1.5% per annum. The Riggs Line is secured by the Company's accounts receivable and any additional borrowings by the Company in excess of $25,000 will require the prior consent of Riggs. As of December 31, 1996, the Company had borrowed all of the funds available under the Riggs Line. Of the total proceeds of the Riggs Line, approximately $660,000 was used by the Company to pay off other debt, and the remaining proceeds of approximately $140,000 was used for working capital and general corporate purposes.

         In December 1995, the Company completed its IPO of 1,000,000 shares of common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants"), at a purchase price of $3.60 per share of Common Stock and Redeemable Warrant sold together. The Company realized net proceeds from the IPO of approximately $2,618,000. In January 1996, the Company completed an overallotment of an additional 150,000 shares of Common Stock and 150,000 Redeemable Warrants for net proceeds of approximately $396,000.

         During Fiscal 1996, the Company's President and Chief Executive Officer sold 40,920 shares of the Company's Common Stock to the Company in order to fund payment of accrued interest and a portion of principal due on his note payable to the Company. The transaction was valued at the then current market value of the Company's Common Stock.

         In October 1995, the Company completed a bridge financing consisting of $500,000 principal amount of subordinated promissory notes bearing interest at 10% per annum (the "1995 Bridge Notes"). In November 1994, the Company completed a bridge financing consisting of $325,000 principal amount of subordinated promissory notes bearing interest at 10% per annum (the "1994 Bridge Notes"). For each three dollars and fifty cents ($3.50) of principal amount of 1995 and 1994 Bridge Notes, the Company issued one share of Common Stock and one Bridge


         Warrant. Each Bridge Warrant was automatically converted into a Redeemable Warrant upon the completion of the IPO. Both of the bridge financings were repaid from the net proceeds of the IPO.

         The Company had approximately $2,066,000 of notes payable at December 31, 1996 due during the next 12 months. This indebtedness is secured by the assets of the Company and is substantially personally guaranteed by Rodney I. Smith, the Company's President.

         As a result of the Company's substantial debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Fluctuations in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment, if interest rates should increase. Management intends to extend and/or refinance this debt as it becomes due. The Company is currently negotiating to consolidate certain debt under more favorable long term conditions, although no assuarnce of such consolidation can be given. In addition, the Company has agreed in principal with the Trustee of the Myers' Trust debt, of which $718,650 was outstanding at December 31, 1996, to extend the maturity dates of the notes evidencing such debt from April 15, 1997 to dtaes ranging from July 26, 1997 to November 26, 1997. Although management has shown the ability to refinance and/or extend its debt in prior years, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. If the Company is not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders which would have a material adverse effect on the Company's business.

         The Company did not generate a positive cash flow from operations in Fiscal 1995 or Fiscal 1996. The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations and existing credit facilities will be sufficient to finance the Company's operations for at least the next 12 months. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of short term financing. Although the Company does not have any current commitments for significant capital expenditures, the Company plans to explore opportunities to increase the Company's production capacity, although no assurance of such expansion can be given.

         The Company has recorded approximately $270,000 in accounts receivable, or 25% of total claims filed against the State of Maryland of approximately $1,080,000, which claims relate to providing goods and services to the State of Maryland. These claims are currently the subject of litigation. See "Legal Proceedings". The Company cannot determine with any certainty when a ruling will be made. It is possible the Company will incur additional costs in connection with this matter.

         SEASONAL FACTORS

         The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby severely reducing the Company's production capacity. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.

         INFLATION

         To date, management believes that the Company's operations have not been materially affected by inflation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for financial statements, including interim periods, issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report:
                                                                                             Page
                                                                                             ----

Report of Independent Certified Public Accountants ..........................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 ................................F-3

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995 ..................................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1996 and 1995 ..................................................................F-6


Consolidated Statements of Cash Flows for the years ended December
31, 1996 and 1995  ..........................................................................F-7

Summary of Significant Accounting Policies...................................................F-9

Notes to Consolidated Financial Statements ..................................................F-12


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

         Items 9 to 12 are incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         (1)      The following exhibits are filed herewith:

Exhibit
  No.                                                Title
  ---                                                -----

  27              Financial Data Schedule

         (2)      The  following  exhibits  were filed as part of the  Company's
                  Quarterly   Report  on  Form  10-QSB  for  the  quarter  ended
                  September 30, 1996 and are incorporated herein by reference:

Exhibit
  No.                                                Title
  ---                                                -----

  10a Loan Agreement by and among Riggs Bank N.A., the Company and all of the Company's subsidiaries, dated as of July 22, 1996.

  10b Promissory Note from the Company and all of its subsidiaries to Riggs Bank N.A., dated as of July 22, 1996.

  10c Amended and Restated Promissory Note from the Company and all of its subsidiaries to Riggs Bank N.A., dated as of September 1996.

  10d Promissory Note from Rodney I. Smith to the Company, dated as of January 2, 1996.


         (3) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated herein by reference.

Exhibit
  No.                                                Title
  ---                                                -----

  10a License Agreement by and between the Company and DuriSol, Inc., dated January 22, 1996.

  10c Purchase Agreement by and between the Company and the Federal Aviation Administration, dated September 28, 1995.

  21              List of Subsidiaries of the Company.

         (4) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (No. 33-89312) declared effective by the Commission on December 13, 1995 and are incorporated herein by reference:


Exhibit
  No.                                                Title
  ---                                                -----

  3a              Certificate of Incorporation, as amended.

  3b              Bylaws, as amended.

  4b              Specimen Common Stock Certificate.

  4c              Form  of  Public   Warrant   Agreement,   including   Specimen
                  Redeemable Common Stock Purchase Warrant.

  4d Form of Warrant Agreement between the Company, Network 1 Financial Securities Inc. and First Hanover Securities, Inc., including Form of Underwriter's Warrant Certificate.

  10a             Employment Agreement between the Company and Rodney I. Smith.

  10d             Note between the Company and  Fauquier  National  Bank,  dated
                  January 10, 1992.

  10e Loan Agreement, as amended, and Guarantee between the Company and Security Bank, dated January 10, 1992.

  10j Loan Agreement between the Company and the State Bank of Remington, dated July 2, 1993.


Exhibit
  No.                                                Title
  ---                                                -----

  10p One of four identical Collateral Note and Security Agreements between the Company and the Myers Family Trusts, dated February 26, 1993.

  10q Deed of Trust between the Company and the Trustees of the Myers Family Trusts, dated February 26, 1993.

  10r             Lease Agreement between the Company and Rodney I. Smith.

  10t Collateral Assignment of Letters Patent between the Company and Rodney I. Smith.

  10u             Form  of  License   Agreement  between  the  Company  and  its
                  Licensee.

  10w             1994 Stock Option Plan.

  10x             Promissory  Note  Issued by Rodney I. Smith to the  Company in
                  January, 1995.

  10y Form of Financial Advisory and Investment Banking Agreement between the Company, Network 1 Financial Securities Inc. and First Hanover Securities, Inc.

 (b)  REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the last quarter of Fiscal 1996.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SMITH-MIDLAND CORPORATION


Date:    April 14, 1997                           By: /s/ Rodney I. Smith
                                                      -------------------
                                                      Rodney I. Smith, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                   Capacity                             Date
----                                   --------                             ----

/s/ Rodney I. Smith                    Chairman of the Board,               April 14, 1997
--------------------------             Chief Executive Officer
Rodney I. Smith                        and President (principal
                                       executive officer)



/s/ Leonard N. Astfalk                 Vice President of Finance,           April 14, 1997
--------------------------             Chief Financial Officer
Leonard N. Astfalk                     (principal finance and
                                       accounting officer)




/s/  Wesley A. Taylor                  Vice President of                    April 14, 1997
--------------------------             Administration
Wesley A. Taylor                       and Director



/s/ Ashley B. Smith                    Vice President of Sales and          April 14, 1997
--------------------------             Marketing
Ashley B. Smith                        and Director



/s/ Andrew Kavounis                    Director                             April 14, 1997
--------------------------
Andrew Kavounis


/s/ Bernard R. Patriacca               Director                             April 14, 1997
--------------------------
Bernard R. Patriacca


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants ........................  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 ..............  F-3

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995 ................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995 ..........................................  F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995  ...............................................  F-7

Summary of Significant Accounting Policies.................................  F-9

Notes to Consolidated Financial Statements ................................ F-12


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                   BDO Seidman, LLP


Richmond, Virginia
March 20, 1997



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================
DECEMBER 31,                                          1996                1995
--------------------------------------------------------------------------------

   ASSETS

CURRENT ASSETS
  Cash (Notes 2 and 6)                            $ 438,079          $  938,089
  Accounts receivable (Notes 2 and 6)
    Trade - billed, less allowance for doubtful
      accounts of $334,000 and $231,000           2,705,325           2,559,796
    Trade - unbilled                                113,299             101,873
  Inventories (Note 2)
    Raw materials                                   440,225             482,939
    Finished goods                                1,090,815             743,205
  Prepaid expenses and other assets                  92,383             159,490
--------------------------------------------------------------------------------


Total current assets                              4,880,126           4,985,392
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)       1,380,871           1,430,286
--------------------------------------------------------------------------------


OTHER ASSETS
  Cash - restricted (Notes 2 and 6)                 194,617                  -
  Note receivable, officer (Notes 3 and 7)          659,000             665,474
  Other                                              80,260              76,103
--------------------------------------------------------------------------------


Total other assets                                  933,877             741,577
--------------------------------------------------------------------------------

                                                 $7,194,874          $7,157,255
--------------------------------------------------------------------------------



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================
DECEMBER 31,                                           1996                1995
--------------------------------------------------------------------------------


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of notes payable (Note 2)    $2,066,253         $1,274,544
  Accounts payable - trade                         1,439,934          1,603,325
  Accrued expenses and other liabilities
  (Note 6)                                           515,479            597,480
  Customer deposits                                  200,623             51,132
--------------------------------------------------------------------------------


Total current liabilities                          4,222,289          3,526,481

NOTES PAYABLE - LESS CURRENT MATURITIES (NOTE 2)   1,068,124          1,720,726

NOTES PAYABLE - RELATED PARTIES (NOTE 3)             115,598            116,753
--------------------------------------------------------------------------------


Total liabilities                                  5,406,011          5,363,960
--------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (Note 7)
  Preferred stock, $.01 par value; authorized
    1,000,000 shares, none outstanding                   -                  -
  Common stock, $.01 par value; authorized
    8,000,000 shares; 3,085,718 and 2,935,718
    issued, 3,044,798 and 2,935,718 outstanding       30,857             29,357
  Additional capital                               3,450,085          3,055,252
  Retained deficit                                (1,589,779)        (1,291,314)
--------------------------------------------------------------------------------


                                                   1,891,163          1,793,295
Treasury stock, at cost, 40,920 shares (Note 7)     (102,300)               -
--------------------------------------------------------------------------------


Total stockholders' equity                         1,788,863          1,793,295
--------------------------------------------------------------------------------


                                                  $7,194,874         $7,157,255
--------------------------------------------------------------------------------



        See accompanying summary of significant accounting policies and notes to consolidated financial statements.



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================
YEAR ENDED DECEMBER 31,                                 1996               1995
--------------------------------------------------------------------------------

REVENUE                                           $11,410,510       $11,157,576

COST OF GOODS SOLD                                 8,525,266          9,022,026
--------------------------------------------------------------------------------


Gross profit                                       2,885,244          2,135,550
--------------------------------------------------------------------------------


OPERATING EXPENSES
  General and administrative expenses              2,355,725          2,059,993
  Selling expenses                                   672,430            608,215
--------------------------------------------------------------------------------


Total operating expenses                           3,028,155          2,668,208
--------------------------------------------------------------------------------


Operating loss                                      (142,911)          (532,658)
--------------------------------------------------------------------------------


OTHER INCOME (expense)
  Royalties                                          238,801            194,305
  Interest expense and loan fees                    (468,820)          (587,493)
  Unamortized debt issue costs (Note 2)                  -             (497,185)
  Interest income                                     68,326             47,469
  Gain on disposal of fixed assets                    14,517                -
  Other, net                                          (8,378)          (153,867)
--------------------------------------------------------------------------------

Total other expense                                 (155,554)          (996,771)
--------------------------------------------------------------------------------

NET LOSS                                          $  (298,465)      $(1,529,429)
--------------------------------------------------------------------------------

LOSS PER SHARE                                    $      (.10)    $        (.82)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          3,071,595         1,871,430
--------------------------------------------------------------------------------




  See  accompanying  summary of  significant  accounting  policies  and notes to consolidated financial statements.





                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

=========================================================================================
                                          Additional     Retained
                                Common      Paid-In       Earnings    Treasury
                                Stock      Capital      ( Deficit )    Stock     Total
-----------------------------------------------------------------------------------------

BALANCE, December 31, 1994      $17,929   $  91,930     $ 238,115     $   -    $ 347,974

Issuance of promissory notes
  and common stock (Note 7)       1,428     355,722         -             -      357,150

Issuance of 1,000,000 shares
  of common stock and
  warrants (net of expenses
  of $982,400) (Note 7)          10,000   2,607,600         -             -    2,617,600

Net loss                            -          -      (1,529,429)         -   (1,529,429)
-----------------------------------------------------------------------------------------


BALANCE, December 31, 1995       29,357   3,055,252   (1,291,314)         -    1,793,295

Issuance of 150,000 shares
  of common stock and warrants
  (net of expenses of $143,667)
  (Note 7)                        1,500     394,833         -             -      396,333

Purchase of 40,920 shares
  of treasury stock (Note 7)        -         -             -       (102,300)   (102,300)

Net loss                            -         -         (298,465)         -     (298,465)
-----------------------------------------------------------------------------------------

BALANCE, December 31, 1996      $30,857 $3,450,085   $(1,589,779)  $(102,300) $1,788,863
-----------------------------------------------------------------------------------------



  See  accompanying  summary of  significant  accounting  policies  and notes to consolidated financial statements.





                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


============================================================================================
YEAR ENDED DECEMBER 31,                                          1996              1995
--------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                $ 11,641,847     $ 10,635,928
  Cash paid to suppliers and employees                        (11,634,441)      (11,661,597)
  Interest paid                                                 (453,939)          (590,886)
  Other                                                           17,648             87,907
--------------------------------------------------------------------------------------------


Net cash absorbed by operating activities                       (428,885)        (1,528,648)
--------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           (371,785)          (152,877)
  Proceeds from sale of property and equipment                    14,517                -
  Cash disbursed on officer note receivable                      (53,526)           (59,679)
--------------------------------------------------------------------------------------------


Net cash absorbed by investing activities                       (410,794)          (212,556)
--------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                     1,543,606          1,035,870
  Repayments of borrowings                                    (1,404,498)        (1,291,712)
  Repayments on borrowings - related
    parties, net                                                  (1,155)            (2,979)
  Proceeds from issuance of common stock, net                    396,333          2,617,600
--------------------------------------------------------------------------------------------

Net cash provided by financing activities                        534,286          2,358,779
--------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                 (305,393)           617,575

CASH, beginning of year                                          938,089            320,514
--------------------------------------------------------------------------------------------

CASH, end of year                                             $   632,696       $   938,089
--------------------------------------------------------------------------------------------


                                                                    continued...
                                       F-7






                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (CONTINUED)


===========================================================================================
YEAR ENDED DECEMBER 31,                                          1996              1995
-------------------------------------------------------------------------------------------


RECONCILIATION OF NET LOSS TO NET CASH
  ABSORBED BY OPERATING ACTIVITIES

Net loss                                                      $(298,465)       $(1,529,429)
Adjustments to reconcile net loss to net
  cash absorbed by operating activities
    Depreciation and amortization                               421,200            371,672
    Amortization of debt issue costs                                -              497,185
    Interest on officer's note paid with stock                  (42,300)               -
    Gain on disposal of fixed assets                            (14,517)               -
    Decrease (increase) in other assets                          (4,157)           171,134
    (Increase) decrease in
      Accounts receivable - billed                             (145,529)          (422,744)
      Accounts receivable - unbilled                            (11,426)           (11,744)
      Inventories                                              (304,896)            45,834
      Prepaid expenses and other assets                          67,107           (117,157)
    Increase (decrease) in
      Accounts payable - trade                                 (163,392)          (558,406)
      Accrued expenses and other liabilities                    (82,001)           112,167
      Customer deposits                                         149,491            (87,160)
-------------------------------------------------------------------------------------------


Net cash absorbed by operating activities                      (428,885)       $(1,528,648)
-------------------------------------------------------------------------------------------



SUPPLEMENTAL SCHEDULE OF INVESTING AND
  FINANCING ACTIVITIES
  Common stock issued related to proceeds received
    for promissory notes:
      Long-term debt                                          $    -           $  (357,150)
      Common stock                                                 -                 1,428
      Additional paid-in capital                                   -               355,722
  Treasury stock received in exchange for amount
    due from officer note receivable                          $(102,300)       $      -
-------------------------------------------------------------------------------------------


  See  accompanying  summary of  significant  accounting  policies  and notes to consolidated financial statements.




                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies

================================================================================


NATURE OF BUSINESS      The Company develops, manufactures,  licenses, sells and
                        installs precast concrete products for the construction, transportation and utilities industries primarily in the Mid-Atlantic region.


PRINCIPLES OF           The  accompanying   consolidated   financial  statements
CONSOLIDATION           include the accounts of Smith- Midland  Corporation  and
                        its  wholly-owned  subsidiaries  (the  "Company").   All
                        material intercompany accounts and transactions have been eliminated in consolidation.



INVENTORIES             Inventories  are stated at the lower of cost,  using the
                        first-in, first-out (FIFO) method, or market.


PROPERTY AND            Property and  equipment is stated at cost.  Expenditures
EQUIPMENT               for  ordinary  maintenance  and  repairs  are charged to
                        income as incurred. Costs of betterments,  renewals, and
                        major   replacements  are   capitalized.   At  the  time
                        properties  are retired or  otherwise  disposed  of, the
                        related  cost  and   allowance  for   depreciation   are
                        eliminated from the accounts and any gain or loss on disposition is reflected in income.

                        Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                       Years
                            ------------------------------------------------

                            Buildings                                  10-33
                            Trucks and automotive equipment             3-10
                            Shop machinery and equipment                3-10
                            Land improvements                          10-15
                            Office equipment                            3-10



INCOME TAXES            The Company  utilizes the asset and liability  method of
                        accounting  for  income  taxes.   Under  the  asset  and
                        liability  method,  deferred tax assets and  liabilities
                        are   recognized   for  the  future   tax   consequences
                        attributable   to  differences   between  the  financial
                        statement   carrying  amounts  of  existing  assets  and
                        liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)

================================================================================



REVENUE RECOGNITION     The  Company  recognizes  revenue  on  the  sale  of its
                        standard  precast  concrete  products at shipment  date,
                        including  revenue  derived  from  any  projects  to  be
                        completed  under  short-term   contracts.   Installation
                        services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received.

                        Certain sales of Soundwall and Slenderwall concrete products are recognized upon completion of units produced under long-term contracts. Provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements which affect profit are recognized in the period in which the changes occur. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.


RISKS AND               The  Company  sells  products  to  highway   contractors
UNCERTAINTIES           operating under  government  funded highway programs and
                        other   customers   and  extends   credit  based  on  an
                        evaluation  of  the  customer's   financial   condition,
                        generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

                        Due to inclement weather, the Company experiences reduced revenues from December through February and realizes the substantial part of its revenues during the other months of the year.


FAIR VALUE              The  estimated  fair  value  of  financial   instruments
OF FINANCIAL            approximate  their  carrying  amounts as of December 31,
INSTRUMENTS             1996 and 1995.  The  estimated  fair  value of long term
                        debt is based on current rates offered the Company for debt of the same maturities.

ESTIMATES               The  preparation  of financial  statements in conformity
                        with generally accepted  accounting  principles requires
                        management to make estimates and assumptions that affect
                        the reported  amounts of assets and  liabilities  at the
                        date  of  the  financial  statements  and  the  reported
                        amounts of revenues  and expenses  during the  reporting
                        period.   Actual   results   could   differ  from  those
                        estimates.

LOSS PER SHARE          Loss per share is calculated  using the weighted average
                        number of shares of common stock outstanding  during the
                        period.  Stock options and warranties have been excluded
                        from  the   computation  of  loss  per  share  as  their
                        inclusion would be anti-dilutive.


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)

================================================================================


RECENT ACCOUNTING       Effective January 1, 1996, the Company adopted Statement
PRONOUNCEMENTS          of Financial  Accounting Standards No. 121 ("SFAS 121"),
                        "Accounting for the Impairment of Long-Lived  Assets and
                        for Long-Lived  Assets to be Disposed Of." The statement
                        requires that long-lived assets and certain identifiable
                        intangibles be reviewed for impairment  whenever  events
                        or changes in circumstances indicate the carrying amount
                        of an asset may not be  recoverable.  Recoverability  of
                        assets to be held and used is measured  by a  comparison
                        of  the   carrying   amount   of  an  asset  to   future
                        undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                        Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows a company the option of continuing to follow existing accounting principles for employee stock option plans or to adopt the new principles set forth. Generally, existing accounting principles do not require a company to record compensation expense as long as it issues stock options with an exercise price equal to the market price of the stock at the grant date; however, SFAS 123 requires the disclosure of compensation expense regardless of the exercise price at the grant date. The Company has determined that no compensation should be disclosed for the stock options as the fair market value of the stock is below the exercise price for the options, the stock has not been actively traded and the stock value has declined.

                        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 is effective for financial statements, including interim periods, issued for periods ending after December 15, 1997. SFAS 128 provides a different method for calculating earnings per share than is currently used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

RECLASSIFICATIONS       Certain  reclassifications  have  been made to the prior
                        years consolidated financial statements to conform to the 1996 presentation.



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.    PROPERTY AND              Property and equipment consist of the following:
      EQUIPMENT

                                December 31,                                            1996              1995
                                --------------------------------------------------------------------------------


                                Land and land improvements                         $  349,513        $  349,445
                                Buildings                                             945,805           942,336
                                Machinery and equipment                             4,389,745         4,406,582
                                Rental equipment                                       39,240            39,240
                                Construction in progress                                1,558             8,335
                                --------------------------------------------------------------------------------


                                                                                    5,725,861         5,745,938
                                Less: accumulated depreciation                      4,344,990         4,315,652
                                --------------------------------------------------------------------------------


                                                                                   $1,380,871        $1,430,286
                                --------------------------------------------------------------------------------




2.    NOTES PAYABLE             Notes payable consist of the following:

                                December 31,                                         1996              1995
                                --------------------------------------------------------------------------------


                                Note  payable to Riggs Bank,  maturing  July 22,
                                 1997;  with  monthly   payments  of  $7,000  of
                                 interest  only,  at a rate of prime  plus 1.5%,
                                 11.25% at December 31, 1996;  collateralized by
                                 accounts receivable.                               $800,000        $      -

                                Note payable to John  Schied,  maturing  May 21,
                                 1998;  with  monthly   payments  of  $1,169  of
                                 principal  and  interest,  at a  rate  of  10%;
                                 collateralized by certain vehicles.                  18,451            29,995

                                Note payable to Faquier  National  Bank maturing
                                 December  1999;  monthly  payments of $4,625 of
                                 principal  and  interest,  at a  rate  of  12%;
                                 collateralized  by a first security interest in
                                 furniture and fixtures and land.                        -             174,999




                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================


2.    NOTES PAYABLE
      (CONTINUED)               December 31,                                          1996              1995
                                --------------------------------------------------------------------------------


                                Note payable to Security  Bank maturing July 13,
                                 1999;  monthly  payments of $4,280 of principal
                                 and interest, at a rate of prime plus 3%; 11.5%
                                 at December 31, 1996; collateralized by a first
                                 deed of trust on certain land.                     $117,091          $154,248

                                Note payable to Crestar  Bank due on demand with
                                 quarterly  payments of interest  only at a rate
                                 of  8.5%,   collateralized   a  certificate  of
                                 deposit of $210,000.                                    -             180,300

                                Note payable to Midland  Loan  Service  maturing
                                 March 1, 1999; with varying monthly payments of
                                 principal  and  interest  at  a  rate  of  14%;
                                 collateralized by plant buildings.                  118,049           130,303

                                Note   payable  to  State  Bank  of   Remington,
                                 maturing   December  22,  2000;   with  monthly
                                 payments of $5,788 of principal  and  interest,
                                 at  a  rate  of   10.75%;   collateralized   by
                                 equipment and vehicles.                             225,000               -

                                Note   payable  to  State  Bank  of   Remington,
                                 maturing   January  24,   1998;   with  monthly
                                 payments of $1,200 of principal  and  interest,
                                 at  a  rate  of  6.85%;   collateralized  by  a
                                 certificate of deposit.                             180,300               -

                                Note payable to State Bank of Remington maturing
                                 March 1, 1996; with monthly  payments of $6,314
                                 of principal and interest, at a rate of 10.75%;
                                 collateralized by equipment and vehicles.              -              59,166

                                Note  payable  to Gerard A. Engh,  MD,  maturing
                                 April 30, 1996; with monthly payments of $4,333
                                 of   interest   only   at  a   rate   of   13%;
                                 collateralized by accounts receivable.                 -             400,000



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================


2.    NOTES PAYABLE
      (CONTINUED)               December 31,                                           1996              1995
                                --------------------------------------------------------------------------------

                                Notes  payable  to Myers'  trusts,  each of four
                                 maturing April 15, 1997; with monthly  payments
                                 of $3,241 each of  principal  and interest at a
                                 rate of 10%;  collateralized by a third deed of
                                 trust   on   land,   inventory   and   accounts
                                 receivable.                                        $718,650          $889,183

                                Notes  payable  to  Branch   Banking  and  Trust
                                 maturing   November  5,  1998;   with   monthly
                                 payments of $2,000 of principal and interest at
                                 a  rate  of  8%;   collateralized  by  accounts
                                 receivable,    inventory   and   equipment   of
                                 Smith-Carolina Corporation.                          98,273           113,593

                                Note payable to Obrey Messick,  maturing May 31,
                                 2001;  with  monthly   payments  of  $1,461  of
                                 principal  and  interest,  at a  rate  of  10%;
                                 collateralized by equipment.                         62,383               -

                                Notes payable to Obrey Messick, maturing May 25,
                                 1996;   with   monthly   payments  of  $800  of
                                 principal  and  interest  at  a  rate  of  10%;
                                 collateralized by machinery.                            -              46,851

                                Notes   payable  to  Obrey   Messick,   maturing
                                 December 1, 1997; with monthly payments of $964
                                 of  principal  and  interest  at a rate of 10%;
                                 collateralized by equipment.                            -              20,886

                                Notes payable to Calvin Showalter, maturing June
                                 28, 1997;  with  monthly  payments of $1,268 of
                                 principal  and  interest  at  a  rate  of  10%;
                                 collateralized by equipment.                          8,588            21,115

                                Notes  payable  to  State  Bank  of   Remington,
                                 maturing  June 21, 1998;  with varying  monthly
                                 payments of principal and interest at a rate of
                                 9.26%; collateralized by machinery.                  36,941            51,297



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================


2.    NOTES PAYABLE
      (CONTINUED)               December 31,                                          1996              1995
                                --------------------------------------------------------------------------------


                                Notes payable to United  Leasing,  maturing June
                                 29, 1999,  with  monthly  payments of $2,987 of
                                 principal  and  interest  at a rate  of  21.7%;
                                 collateralized by equipment.                       $ 61,668          $ 79,148

                                Notes  payable  to  United   Leasing,   maturing
                                 October  4,  2000,  with  monthly  payments  of
                                 $9,039 of  principal  and interest at a rate of
                                 19.7%; collateralized by equipment,  machinery,
                                 and a second deed of trust on land.                 256,879           311,918

                                Installment   notes   and   capitalized   leases
                                 collateralized by certain machinery,  equipment
                                 and stock maturing at various dates,  primarily
                                 June 1998 and July 2001,  with  interest  rates
                                 primarily at 10% and 11.5%.                         166,077            11,780

                                Unsecured  notes  payable  maturing  at  various
                                 dates,  primarily June 1997 and May 1998,  with
                                 interest rates primarily at 11.5% and 10%.          266,027           320,488


                                                                                   3,134,377          2,995,270
                                Less current maturities                            2,066,253          1,274,544


                                                                                  $1,068,124         $1,720,726
                                --------------------------------------------------------------------------------



                                The Company has a substantial  portion of its debt due contractually  within the next fiscal year.  Management  has shown the ability to refinance  and/or extend its debt in prior years, and intends to extend and/or refinance  certain debt as it becomes due in 1997.  Substantially  all notes  payable have been  personally guaranteed by the Company's President and majority stockholder.




                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================

2. NOTES PAYABLE       The aggregate  amounts of notes payable maturing in each
   (CONTINUED)         of the next five years are as follows:




                               Year Ending December 31,            Amount
                             -----------------------------------------------
                                      1997 .................   $2,066,253
                                      1998 .................      526,746
                                      1999 .................      320,469
                                      2000 .................      194,952
                                      2001 .................       25,957
                             -----------------------------------------------
                                                               $3,134,377
                             -----------------------------------------------

                        Unamortized debt issue costs of $497,185 ($.27 per share) represents additional interest cost from the retirement of the 1994 and 1995 promissory notes (Note
                        7) and the related unamortized financing costs. The funds used to retire the debt represented a portion of the proceeds from the closing of the December 1995 initial public offering.



3.    RELATED PARTY     The Company  currently  leases three and a half acres of
      TRANSACTIONS      its Midland,  Virginia  property from its President,  as
                        additional storage space for the Company's finished work product. The lease term expired on December 31, 1995, and is continued on a month-to-month basis, with a minimum annual rent of $6,000.




                        Notes payable - related parties are unsecured, with no fixed maturity date (but no earlier than January 1, 1998) and bear interest at 10%. Total interest expense on these notes was $13,000 and $19,700 for the years ended December 31, 1996 and 1995, respectively.

                        The Company held an unsecured note from its President and majority stockholder with a balance of $192,000 at December 31, 1995. The note bore interest at 7%. Total interest income on this note was approximately $3,900 and $13,000 for the years ended December 31, 1996 and 1995, respectively. Also, the Company held an unsecured non-interest bearing note from its President and majority stockholder with a balance of $473,474 at December 31, 1995. During 1996, the Company combined these notes into a single seven year note bearing interest at 6%. Also, during 1996, $102,300 of the note was reduced for the Company's purchase of 40,920 common shares from the stockholder (see Note 7). Total interest income on this note was approximately $42,300 for the year ended December 31, 1996.


                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================


3. RELATED PARTY As of December 31, 1996 and 1995, the Company was the TRANSACTIONS beneficiary of individual life insurance policies on the
      (CONTINUED)       life of the President with a total cash surrender  value
                        of  approximately  $135,000 and $128,000,  respectively.
                        Borrowings of approximately $117,500 were outstanding against the cash surrender value at December 31, 1996 and 1995.

4. INCOME TAXES         Deferred tax assets (liabilities) are as follows:


                        DECEMBER 31,                                     1996             1995
                        --------------------------------------------------------------------------------

                        Depreciation                                 $ (92,900)        $(138,700)
                        Allowance for doubtful accounts                133,600            92,500
                        Vacation accrued                                54,600            35,400
                        Operating loss carryforwards                   790,500           828,300
                        --------------------------------------------------------------------------------

                        Net deferred tax asset                         885,800           817,500
                        Deferred tax asset valuation allowance        (885,800)         (817,500)
                        --------------------------------------------------------------------------------


                                                                     $       -        $        -
                        --------------------------------------------------------------------------------



                        At December 31, 1996, the Company had approximately $2,062,000 of cumulative net operating loss carryforwards with expiration dates through December 31, 2011.

5.  EMPLOYEE BENEFIT    The Company has a 401(k)  retirement  plan (the  "Plan")
    PLANS               covering  substantially all employees.  Participants may
                        contribute up to 10% of their  compensation to the Plan.
                        The  Company   contributes  25%  of  the   participant's
                        contribution,    up   to   1%   of   the   participant's
                        compensation,   as  a   matching   contribution.   Total
                        contributions for the years ended December 31, 1996 and 1995 were $3,750 and $2,080, respectively.

                        Also, the Company has a profit sharing plan which provides for employee bonuses based upon the Company's results of operations. No payments were made during the years ended December 31, 1996 and 1995.


                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================


6.    COMMITMENTS       a)    The  Company   leases  certain   equipment   under
      AND                     noncancelable operating leases expiring at various
      CONTINGENCIES           times.  Minimum future  obligations  for operating
                              leases in effect at December 31, 1996 are as follows:


                                 YEAR ENDING DECEMBER 31,            AMOUNT
                                 -------------------------------------------
                                         1997 ....................   $4,700
                                         1998 ....................    4,700
                                 -------------------------------------------
                                                                     $9,400
                                 -------------------------------------------


                              Total  rent  expense   amounted  to  approximately
                              $12,000 for the years ended December 31, 1996 and 1995.

                        b) The Company has an employment agreement with its President which expires December 31, 1999 pursuant to which he will be paid an annual salary of
                              $175,000. The President is also entitled to receive benefits offered to the Company's other employees, and certain severance benefits if the Company terminates the employment agreement without cause. In addition, the employment agreement precludes the President from disclosing confidential information and from competing with the Company during each year of his employment and, for at least one year thereafter.

                        c) On August 5, 1994, the Board of Directors and Stockholders of the Company adopted the 1994 Stock Option Plan (the "1994 Plan") which allows the Company to grant options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. The aggregate number of shares of Stock for which options may be granted shall not exceed 280,000 shares. Options issued under the 1994 Plan may be either "incentive stock options" within the meaning of
                              Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.




                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================



6.    COMMITMENTS       The 1994 Plan is administered by  disinterested  members
      AND               (as defined by Section 16b-3 of the Exchange Act) of the
      CONTINGENCIES     Board of Directors.  These disinterested  members of the
      (CONTINUED)       Board  determine  those  individuals  who shall  receive
                        options, the time period during which the options may be
                        partially  or fully  exercised,  the number of shares of
                        Common  Stock that may be  purchased  under each option,
                        and the option price.  The per share  exercise  price of
                        the Common Stock subject to options granted  pursuant to
                        the 1994 Plan may not be less than the fair market value
                        of the Common  Stock on the date the option is  granted,
                        except  that in the  case of a grant to any  person  who
                        owns,  directly  or  indirectly,  at  the  time  of  the
                        granting of an incentive  stock  option,  10% or more of
                        the total combined  voting power of all classes of stock
                        of  the  Company  (a  "10%  Stockholder")  shall  not be
                        eligible to receive any  incentive  stock  options under
                        the 1994 Plan  unless the option  price is at least 110%
                        of the fair market value of the Common Stock  subject to
                        the   option,   determined   on  the   date  of   grant.
                        Non-qualified   options   are   not   subject   to  this
                        limitation.  The Company has granted options to purchase
                        20,000 shares under the 1994 Plan at an exercise price of $3.60 per share which is equal to the price per share of Common Stock sold in the Company's initial public offering (Note 7). The options vested upon the effective date of the Company's initial public offering. No options have been exercised as of December 31, 1996.

                    d) In late 1995, the Company filed four separate informal claims totalling $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the state of Maryland, including the newly issued "Noise Barrier Acceptance Criteria", which occurred after the award of the contracts and after unit production in accordance with the contracts was virtually complete. These claims were increased to approximately $1,081,000 at December 31, 1996.



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================

6.    COMMITMENTS       Specifically,  the state of Maryland  adjusted its noise
      AND               barrier  acceptance  criteria  over a period of  several
      CONTINGENCIES     months during 1995 with the latest version dated October
      (CONTINUED)       13, 1995.  According to the Company,  these changes were
                        significantly  different  than contract  provisions  and
                        historical  acceptance criteria upon which the jobs were
                        bid  and for  which  the  Company  was  contracted.  The
                        Company incurred  significant costs to rework panels and
                        in certain instances construct new panels to comply with
                        the  new  standards.   Additionally,  the  Company  lost
                        production time and revenue on other contracts due to the time devoted to address the criteria changes .
                        Approximately $270,000 of the total contract claims is included in trade accounts receivable at December 31, 1996 (Note 8).

                    e) The company owes prior benefit plan participants approximately $211,000 and $257,000 at December 31, 1996 and 1995, respectively, related to the Company's terminated retirement plan, which is included in accrued expenses and other liabilities. At December 31, 1996, the Company had a certificate of deposit with a balance of approximately $195,000, which has also been pledged as collateral on a $180,300 loan, to fund the plan obligation with all interest earned allocated to the participants.

                    f) The Company is self insured for heath care claims for eligible active employees. The Company carries stop loss insurance which limits the amount for individual claims and total claims in any one year. The Company provides a liability for estimated claims incurred but not reported.



                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================

7.    STOCKHOLDERS'     In  October  1994,  the  Company   completed  a  Private
      EQUITY            Placement   offering  of  six  and  one  half  units  of
                        securities  to  nonaffiliates   of  the  Company.   Each
                        complete unit consisted of the Company's  eighteen month
                        promissory  note  in the  principal  amount  of  $50,000
                        bearing interest at an annual rate of 10% due on the earlier of March 1, 1996 or the receipt of at least
                        $2,000,000 in proceeds from a private or public offering of debt or equity securities, 14,286 shares of the Company's common stock, and a warrant to purchase up to an additional 14,286 shares of common stock at an exercise price of $5.00 per share for a period of five years, commencing on the closing date of the offering
                        (the "Bridge Notes"). The 92,859 shares issued were assigned a value of $92,859 and the original issue discounts related to the promissory notes were being amortized over the life of each promissory note. No value was assigned to the warrants as the amount was nominal. The promissory notes were paid upon closing of the December 1995 initial public offering and the remaining unamortized discounts were charged to expense.


                        In October 1995, the Company entered into a loan agreement (the "Loan Agreement") with Rodney Smith, the Company's President and Chairman, Douglas Miller, the Company's Chief Financial Officer at the time, Ashley Smith, a vice-president and director of the Company, East Coast Investment Partners, L.P. ("East Coast"), and Merry Robin Bachetti (collectively, the "Lenders"). Each of Mr. Rodney Smith, East Coast and Ms. Bachetti beneficially owned more than five percent of the Company's issued and outstanding Common Stock. Under the Loan Agreement, the Lenders loaned the Company an aggregate of $126,250 (the "Loan") that the Lenders received as net proceeds from the sale of Common Stock by the Lenders. The Loan accrued interest at ten percent per annum and was due and payable on the earlier of either (i) April 23, 1997 or (ii) the receipt by the Company of gross proceeds of at least $2,000,000 pursuant to any financing. The proceeds of the Loan were used by the Company to reduce outstanding federal and state payroll taxes. The loans were paid upon closing of the December 1995 initial public offering.





                                                       SMITH-MIDLAND CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================


7.    STOCKHOLDERS'     In  October  1995,  the  Company   completed  a  Private
      EQUITY            Placement   offering  of  ten  units  of  securities  to
      (CONTINUED)       nonaffiliates  of the Company (three units of which were
                        closed  in August  1995).  Each  unit  consisted  of the
                        Company's   eighteen  month   promissory   note  in  the
                        principal  amount  of  $50,000  bearing  interest  at an
                        annual  rate of 10% due on the  earlier of  February  7,
                        1997 or the receipt of at least  $2,000,000  in proceeds
                        from a  private  or  public  offering  of debt or equity
                        securities, 14,286 shares of the Company's common stock,
                        and a warrant to  purchase  up to an  additional  14,286
                        shares of common stock at an exercise price of $5.00 per share for a period of five years. The 142,860 shares issued were assigned a value of $357,150 and the original issue discounts (financing costs) of equal amount were being amortized over the life of each promissory note. No value was assigned to the warrants as the amount would be nominal. The promissory notes were paid upon closing of the December 1995 initial public offering and the remaining unamortized discounts were charged to expense.


                        In December 1995, the Company completed an initial public offering ("IPO") of 1,000,000 shares of common stock, $.01 par value per share (the "Common Stock"), and 1,000,000 Redeemable Common Stock Purchase Warrants (the "Warrants"), at a purchase price of $3.60 per share of Common Stock and Warrant sold together. The Company realized net proceeds from the IPO of approximately $2,618,000. In January 1996, the Company completed an overallotment of an additional 150,000 shares of Common Stock and 150,000 Warrants for net proceeds of approximately $396,000. No value was assigned to the warrants as the amount would be nominal.

                        In October 1996, the Company entered into an agreement with Rodney I. Smith, the Company's President, to accept the Company's common stock in exchange for principal and interest payments due on the President's note payable to the Company. The transaction resulted in the transfer of 40,920 shares of common stock, accounted for as treasury stock, using the cost method, in exchange for a $43,200 interest payment and a $60,000 principal curtailment. The shares of common stock were valued at the market value existing at the date of the agreement.

8.    FOURTH QUARTER    For the year ended December 31, 1996, there were no year
      RESULTS           end adjustments material to the fourth quarter results.


                        In the fourth quarter of 1995, the Company recorded adjustments that increased its net loss by approximately $713,000 to reflect writedowns and to adjust inventories to the year end physical count ($148,000), and to adjust the estimate of the allowance for doubtful accounts and recoverability of claims due to receipt of counterclaims and resulting disputes with customers ($565,000).


                                      F-22



--------------------------------------------------------------------------------





                                  EXHIBIT INDEX

Exhibit
Number                          Title
------                          -----

   27                 Financial Data Schedule