Form 10-Q
period 1997-03-31
SMITH MIDLAND CORP
filed 1997-05-20
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


            Quarterly Report Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarter year ended                                Commission File Number
        March  31, 1997                                          1-13752
--------------------------                                ----------------------


                            SMITH-MIDLAND CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                           54-1727060
-------------------------------                          ---------------------
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

                  Yes   X                         No
                     -------                         --------

         As of May 12, 1997, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE NUMBER
                                                                                             -----------
         Item 1.  Financial Statements

                           Consolidated Balance Sheets;                                            1
                           March 31, 1997 (Unaudited);
                           and December 31, 1996 (Unaudited)

                           Consolidated Statements of                                              2
                           Operations (Unaudited); Three
                           months ended March 31, 1997  and 1996

                           Consolidated Statements of Cash Flows                                   3
                           (Unaudited); Three months ended
                           March 31, 1997 and 1996

                           Notes to Consolidated Financial Statements (Unaudited)                  4

         Item 2. Management's Discussion and Analysis of Financial                                 7
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               10

         Item 2.  Changes in Securities                                                           10

         Item 3.  Defaults Upon Senior Securities                                                 10

         Item 4.  Submission of Matters to a Vote of Security Holders                             10

         Item 5. Other Information                                                                10

         Item 6.  Exhibits and Reports on Form 8-K                                                10

         Signatures                                                                               11

                         PART I - Financial Information

Item 1.  Financial Statements

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)
                                                                                   March 31,          December 1,
         Assets                                                                      1997                1996
         ------                                                                   ----------          ----------
Current assets:
   Cash and cash equivalents                                                      $  396,952          $  438,079
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $200,465 and $334,062                                                       2,138,248           2,705,325
     Trade - unbilled                                                                 34,823             113,299
   Inventories:
     Raw materials                                                                   446,927             440,225
     Finished goods                                                                1,472,208           1,090,815
      Prepaid expenses and other assets                                               51,024              92,383
                                                                                   ---------           ---------
     Total current assets                                                          4,540,182           4,880,126
                                                                                  ----------          ----------

Property and equipment, net                                                        1,466,876           1,380,871
                                                                                  ----------          ----------

Other assets:
    Cash - restricted                                                                194,617             194,617
   Note receivable, officer                                                          658,000             659,000
   Other                                                                              68,059              80,260
                                                                                  ----------          ----------
     Total other assets                                                              920,676             933,877
                                                                                  ----------          ----------
       Total Assets                                                               $6,927,734          $7,194,874
                                                                                  ==========          ==========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
   Current maturities of notes payable                                            $2,092,977          $2,066,253
   Accounts payable -- trade                                                       1,466,174           1,439,934
   Accrued expenses and other liabilities                                            588,179             515,479
   Customer deposits                                                                 170,314             200,623
                                                                                  ----------          ----------
     Total current liabilities                                                     4,317,644           4,222,289
Notes payable -- less current maturities                                             866,904           1,068,124
Notes payable -- related parties                                                     115,598             115,598
                                                                                  ----------          ----------
     Total Liabilities                                                             5,300,146           5,406,011
                                                                                  ----------          ----------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                     --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                                   30,857              30,857
   Additional capital                                                              3,450,085           3,450,085
   Treasury Stock                                                                   (102,300)           (102,300)
   Retained earnings (deficit)                                                    (1,751,054)         (1,589,779)
                                                                                  ----------          ----------
     Total Stockholders' Equity                                                    1,627,588           1,788,863
                                                                                  ----------          ----------
       Total Liabilities and Stockholders'  Equity                                $6,927,734          $7,194,874
                                                                                  ==========          ==========


              The accompanying notes are an integral part of these consolidated inancial statements.



                                  SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                                 (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     1997            1996
                                                                               -----------        ----------

Revenue                                                                          2,080,790         2,106,421

Cost of goods sold                                                               1,553,538         1,751,919
                                                                               -----------        ----------

Gross profit                                                                       527,252           354,502
                                                                               -----------        ----------

Operating expenses:
     General and administrative expenses                                           476,678           731,133
     Selling expenses                                                              175,566           150,973
                                                                               -----------        ----------

     Total operating expenses                                                      652,244           882,106
                                                                               -----------        ----------

Operating income (loss)                                                           (124,992)         (527,604)
                                                                               -----------        ----------

Other income (expense):
     Royalties                                                                      35,639            57,699
     Interest expense                                                             (104,014)         (108,163)
     Interest income                                                                 1,642            28,110
     Other                                                                          30,450           (31,616)
                                                                               -----------        ----------
         Total other income (expense)                                              (36,283)          (53,970)
                                                                               -----------        ----------

Income (loss) before income taxes                                                 (161,275)         (581,574)
                                                                               -----------        ----------
Income tax expense (benefit)                                                            --                --
                                                                               -----------        ----------

         Net income (loss)                                                     $  (161,275)       $ (581,574)
                                                                               ===========        ==========

Net income (loss) per share                                                    $      (.05)       $    ( .19)
                                                                               ===========        ==========

Weighted average common shares outstanding                                       3,044,798         3,057,696
                                                                               ===========        ==========


           The accompanying notes are an integral part of these consolidated financial statements.





                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     1997               1996
                                                                                 -----------        -----------
Cash flows from operating activities:
     Cash received from customers                                                $ 2,731,673        $ 2,036,320
     Cash paid to suppliers and employees                                         (2,320,931)        (2,475,915)
     Interest paid                                                                  (104,014)          (108,163)
     Other                                                                            32,092             (3,506)
                                                                                 -----------        -----------

       Net cash provided (absorbed) by operating activities                          338,820           (551,264)
                                                                                 -----------        -----------

Cash flows from investing activities:
     Purchases of property and equipment                                            (206,451)           (44,065)
     (Increase) decrease in officer note receivable                                    1,000             (2,124)
                                                                                 -----------        -----------

       Net cash absorbed by investing activities                                    (205,451)           (46,189)
                                                                                 -----------        -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                        --                 --
     Repayments of bank borrowings                                                  (174,496)          (156,368)
     Proceeds from issuance of common stock                                               --            396,333
                                                                                 -----------        -----------
       Net cash provided by financing activities                                    (174,496)           239,965
                                                                                 -----------        -----------

Net increase (decrease) in cash                                                      (41,127)          (357,488)

Cash at beginning of period                                                          438,079            938,089
                                                                                 -----------        -----------

Cash at end of period                                                            $   396,952        $   580,601
                                                                                 ===========        ===========

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                                                $  (161,275)       $  (581,574)
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                 120,446             80,482
       Decrease (increase) in other assets                                            12,201            (15,066)
       Decrease(increase) in:
         Accounts receivable - billed                                                567,077           (298,390)
         Accounts receivable - unbilled                                               78,476           (117,770)
         Inventories                                                                (388,095)            15,576
         Prepaid expenses and other assets                                            41,359             41,035
       Increase (decrease) in:
         Accounts payable - trade                                                     26,240             93,168
         Accrued expenses and other liabilities                                       72,700            (57,085)
         Customer deposits                                                           (30,309)           288,360
                                                                                 -----------        -----------
Net cash provided (absorbed) by operating activities                             $   338,820        $  (551,264)
                                                                                 ===========        ===========


              The accompanying notes are an integral part of these consolidated inancial statements.

                                                        3

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

     In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1997 and 1996.

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

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                       Years
                                                                       -----
       Buildings.....................................................  10-33
       Trucks and automotive equipment...............................   3-10
       Shop machinery and equipment..................................   3-10
       Land improvements.............................................  10-30
       Office equipment..............................................   3-10

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carryforward has been reserved in its entirety. No provision for income taxes has been made for the three month period ended March 31, 1997, as the Company does not expect to incur income tax expense for fiscal year 1997 and did not incur income tax expense in fiscal year 1996.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


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

     The results for the three months ended March 31, 1997 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1997.

Results of Operations

     Three months ended March 31, 1997 compared to the three months ended March 31, 1996

     For the three months ended March 31, 1997, the Company had total revenue of approximately $2,081,000 compared to total revenue of approximately $2,106,000 for the three months ended March 31, 1996, a decrease of approximately $25,000. Total product sales were approximately $1,787,000 for the three months ended March 31, 1997, a $104,000 decrease from approximately $1,891,000 for the same period in 1996. Shipping and installation revenue increased from approximately $216,000 for the three months ended March 31, 1996 to approximately $293,000 for the same period in 1997, representing an increase of $77,000, or 36%. The increase was primarily a result of renting barrier product to the Secret Service for security associated with the presidential inauguration.

      Total  cost of goods  sold for the  three  months  ended  March  31,  1997 decreased by approximately $198,000 to approximately $1,554,000 from approximately $1,752,000 for the three months ended March 31, 1996, representing an 11% decrease. Total cost of goods sold, as a percentage of total revenue, decreased from approximately 83% for the three months ended March 31, 1996 to approximately 75% for the three months ended March 31, 1997. The Company's cost of goods sold decreased for the three months ended March 31, 1997 due in part to efficiencies of production and the effect of cost cutting measures, such as reduction in overtime pay.

      For the three  months  ended March 31,  1997,  the  Company's  general and administrative expenses decreased by approximately $254,000, or 35% to approximately $477,000, or 23% of total revenue, from approximately $731,000, or 35% of total revenue, for the three months ended March 31, 1996. This is primarily the result of decreased personnel cost.

     Selling expenses for the three months ended March 31, 1997 increased to approximately $176,000 from approximately $151,000 for the three months ended March 31, 1996, an increase of approximately $25,000, or 17%, resulting from an increase in advertising.

      The Company's operating loss for the three months ended March 31, 1997 was approximately $125,000, compared to operating loss of approximately $528,000, for the three months ended March 31, 1996, a decrease of approximately $403,000. This decrease in operating loss was primarily attributed to the build up of inventory and the result of a cost cutting plan implemented by management to reduce general and administrative expenses.

      Royalty income decreased by approximately $22,000 from approximately $58,000 for the three months ended March 31, 1996 to approximately $36,000 for the same period in 1997. The decrease was partly attributable to a major contract for the Company's JJ Hook barrier which contract was undertaken by one of the company's licensees during the first quarter of 1996.

      Interest expense was approximately $104,000 for the three months ended March 31, 1997, compared to approximately $108,000 for the three months ended March 31, 1996. This decrease of approximately $4,000, or 4%, was primarily due to an improved overall rate of interest paid on outstanding debt. Interest income of approximately $2,000 for the three months ended March 31, 1997 represented a decrease of approximately $26,000, or 93% over interest income of approximately $28,000 for the 1996. This is due to the fact that in 1996 we had invested the net proceeds of the IPO that were not available in 1997. The Company earned other income of approximately $30,000 for the three months ended March 31,1997, which represented an increase of approximately $62,000 from other loss of approximately $32,000 for the three months ended March 31, 1996.

      The Company experienced a net loss for the three months ended March 31, 1997 of approximately $161,000 compared to net loss of approximately $582,000 for the same period in 1996. The decrease in net loss of approximately $421,000 was primarily attributed to the build up of inventory and the result of an extensive cost cutting plan implemented by management to reduce general and administrative expenses.

Liquidity and Capital Resources

         The Company has financed its capital expenditures, operating requirements and growth to date primarily through it's initial public offering ("IPO") and subsequent overallotment, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.

      The Company had approximately $3,075,000 of indebtedness at March 31, 1997. This indebtedness is generally secured by the assets of the Company and is personally guaranteed by Rodney I. Smith, the Company's President. In the context of a forward-looking statement, management intends to extend or refinance this debt as it becomes due. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. If the Company is not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders.

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


Item 1.  Legal Proceedings.  None


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

B.    Report of Form 8-K. None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SMITH-MIDLAND CORPORATION


Date: May 15, 1997                       By:/s/ Rodney I. Smith
                                         -------------------------------
                                         Rodney I. Smith
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (principal executive officer)


Date: May 15, 1997                       By:/s/ Leonard N. Astfalk
                                         -------------------------------
                                         Leonard N. Astfalk
                                         Vice President of Finance,
                                         Chief Financial Officer
                                         (principal financial officer)

                                  Exhibit Index



     Exhibit No.                Title
     -----------                -----

         27             Financial Data Schedule