Form 10QSB
period 1997-06-30
SMITH MIDLAND CORP
filed 1997-08-12
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


           Quarterly Report Filed Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the quarter year ended                              Commission File Number
        June  30, 1997                                         1-13752




                           SMITH-MIDLAND CORPORATION
                            (Name of Small Business
                      Issuer As Specified In Its Charter)



            Delaware                                       54-1727060
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

                  Yes  X                              No
                     ______                             ______

         As of August 6, 1997, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                           SMITH-MIDLAND CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER

         Item 1.  Financial Statements

                           Consolidated Balance Sheets;                 1
                           June 30, 1997 (Unaudited);
                           and December 31, 1996 (Unaudited)

                           Consolidated Statements of Operations        2
                           (Unaudited); Three months ended
                           June 30, 1997  and 1996

                           Consolidated Statements of Operations        3
                           (Unaudited); Six months ended
                           June 30, 1997 and 1996

                           Consolidated Statements of Cash Flows        4
                           (Unaudited); Six months ended
                           June 30, 1997 and 1996

                           Notes to Consolidated Financial              5
                           Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial      8
                 Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                    13

         Item 2.  Changes in Securities                                13

         Item 3.  Defaults Upon Senior Securities                      13

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                  13

         Item 5.  Other Information                                    13

         Item 6.  Exhibits and Reports on Form 8-K                     13

         Signatures                                                    14

                         PART I - Financial Information
Item 1.  Financial Statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                    June 30,        December 31,
                                                                                      1997             1996
                                                                                  ------------      ------------
         Assets

Current assets:
   Cash and cash equivalents                                                     $   117,438         $  438,079
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $210,964 and $334,062                                                       3,485,626          2,705,325
     Trade - unbilled                                                                440,294            113,299
   Inventories:
     Raw materials                                                                   508,245            440,225
     Finished goods                                                                1,003,092          1,090,815
   Prepaid expenses and other assets                                                  34,652             92,383
                                                                                 -----------       ------------
        Total current assets                                                       5,589,347          4,880,126
                                                                                   ---------          ---------

Property and equipment, net                                                        1,440,417          1,380,871
                                                                                   ---------          ---------

Other assets:
   Cash - restricted                                                                 196,977            194,617
   Note receivable, officer                                                          676,800            659,000
   Other                                                                              77,113             80,260
                                                                               -------------     --------------
         Total other assets                                                          950,890            933,877
                                                                                 -----------      -------------
            Total Assets                                                          $7,980,654         $7,194,874
                                                                                  ==========         ==========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                            $2,215,703          $2,066,253
   Accounts payable -- trade                                                       1,817,935           1,439,934
   Accrued expenses and other liabilities                                            704,201             515,479
   Customer deposits                                                                 538,956             200,623
                                                                                  ----------         -----------
     Total current liabilities                                                     5,276,795           4,222,289
Notes payable -- less current maturities                                             756,363           1,068,124
Notes payable -- related parties                                                     115,598             115,598
                                                                                  ----------          ----------
     Total Liabilities                                                             6,148,756           5,406,011
                                                                                   ---------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                     --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                                   30,857              30,857
   Additional capital                                                              3,450,085           3,450,085
   Treasury Stock                                                                   (102,300)           (102,300)
   Retained earnings (deficit)                                                    (1,546,744)         (1,589,779)
                                                                                   ----------         -----------

Total Stockholders' Equity                                                         1,831,898           1,788,863
                                                                                 -----------        ------------
       Total Liabilities and Stockholders'  Equity                                $7,980,654          $7,194,874
                                                                                  ==========          ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                         June 30,
                                                                                     1997          1996
                                                                                ------------     --------

Revenue:
     Net sales                                                                  $3,163,570        $2,820,483
     Shipping and installation income                                              373,943           343,877
                                                                              ------------      ------------

         Total revenue                                                           3,537,513         3,164,360
                                                                              ------------      ------------

Cost of goods sold:
     Cost of goods sold -- sales                                                 2,411,214         2,119,739
     Shipping and installation expense                                             185,085           310,428
                                                                               -----------      ------------

         Total cost of goods sold                                                2,596,299         2,430,167
                                                                               -----------      ------------

Gross profit                                                                       941,214           734,193
                                                                               -----------      ------------

Operating expenses:
     General and administrative expenses                                           577,409           580,261
     Selling expenses                                                              116,306           180,711
                                                                                ----------      ------------

     Total operating expenses                                                      693,715           760,972
                                                                               -----------      ------------

Operating income (loss)                                                            247,499           (26,779)
                                                                                ----------       ------------

Other income (expense):
     Royalties                                                                      44,525           73,946
     Interest expense                                                              (93,219)        (135,279)
     Interest income                                                                24,811            8,449
     Other                                                                         (19,306)          30,187
                                                                                -----------      -----------

         Total other income (expense)                                              (43,189)         (22,697)
                                                                                -----------      -----------
Income (loss) before income taxes                                                  204,310          (49,476)
Income tax expense (benefit)                                                          --               --
                                                                                 -----------     -----------

         Net income (loss)                                                     $   204,310      $   (49,476)
                                                                                ===========     ============

Net income (loss) per share                                                    $       .07      $     ( .02)
                                                                             ===============  ===============

Weighted average common shares outstanding                                       3,044,798         3,085,718
                                                                                 ===========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   1997           1996
                                                                                ----------     ----------

Revenue:
     Net sales                                                                  $4,950,903        $4,711,262
     Shipping and installation income                                              667,400           559,519
                                                                               ------------      ------------

         Total revenue                                                           5,618,303         5,270,781
                                                                               ------------      ------------

Cost of goods sold:
     Cost of goods sold -- sales                                                 3,728,143         3,936,909
     Shipping and installation expense                                             421,694           486,044
                                                                               -----------      ------------

         Total cost of goods sold                                                4,149,837         4,422,953
                                                                               -----------       -----------

Gross profit                                                                     1,468,466           847,828
                                                                               -----------        ----------

Operating expenses:
     General and administrative expenses                                         1,054,087         1,070,527
     Selling expenses                                                              291,872           331,684
                                                                                ----------        ----------

     Total operating expenses                                                    1,345,959         1,402,211
                                                                               -----------       -----------

Operating income (loss)                                                            122,507          (554,383)
                                                                                ----------      -------------

Other income (expense):
     Royalties                                                                      80,164           131,645
     Interest expense                                                             (197,233)         (243,442)
     Interest income                                                                26,453            36,559
     Other                                                                          11,144            (1,429)
                                                                              -------------     -------------

         Total other income (expense)                                              (79,472)          (76,667)
                                                                              -------------     -------------
Income (loss) before income taxes                                                   43,035          (631,050)
Income tax expense (benefit)                                                          --               --
                                                                             --------------    --------------

         Net income (loss)                                                   $      43,035      $   (631,050)
                                                                              =============     =============

Net income (loss) per share                                                  $         .01      $      ( .21)
                                                                           ===============     ==============

Weighted average common shares outstanding                                       3,044,798         3,071,707
                                                                               ===========         =========



       The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        1997           1996
                                                                                    -----------      --------

Cash flows from operating activities:
     Cash received from customers                                                   $ 4,929,504     $ 5,193,985
     Cash paid to suppliers and employees                                            (4,632,418)     (5,501,304)
     Interest paid                                                                     (197,233)       (243,442)
     Other                                                                               15,437          35,130
                                                                                       ---------     -----------
              Net cash provided (absorbed) by operating activities                      115,290        (515,631)
                                                                                        --------     -----------

Cash flows from investing activities:
     Purchases of property and equipment                                               (275,620)       (214,642)
     (Increase) decrease in officer note receivable                                       2,000         (12,024)
                                                                                    ------------     -----------
       Net cash absorbed by investing activities                                       (273,620)       (226,666)
                                                                                      ----------     -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                      166,700          41,547
     Repayments of bank borrowings                                                     (329,011)       (222,319)
     Proceeds from issuance of common stock                                               --            396,333

                                                                                      ----------        -------
       Net cash provided by financing activities                                       (162,311)        215,561
                                                                                   -------------        -------

Net increase (decrease) in cash and cash equivalents                                   (320,641)       (526,736)

Cash and cash equivalents at beginning of period                                        438,079         938,089
                                                                                   ------------        ---------

Cash and cash equivalents at end of period                                         $    117,438    $    411,353
                                                                                   ============     ============

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                                                     $  43,035      $ (631,050)
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                    216,074         169,656
       Decrease (increase) in other assets                                              (19,013)        (13,580)
       Decrease (increase) in:
         Accounts receivable - billed                                                  (780,301)       (365,603)
         Accounts receivable - unbilled                                                (326,995)       (198,285)
         Inventories                                                                     19,703         133,862
         Prepaid expenses and other assets                                               57,731         106,285
       Increase (decrease) in:
         Accounts payable - trade                                                       378,001          40,160
         Accrued expenses and other liabilities                                         188,722        (112,523)
         Customer deposits                                                              338,333         355,447
                                                                                    ------------      -----------
Net cash provided (absorbed) by operating activities                                  $ 115,290       $(515,631)
                                                                                      =========       ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1997

Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB, for the year ended December 31, 1996.

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month and six-month periods ended June 30, 1997 and 1996.

     The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation

     The Company's accompanying consolidated financial statements include the accounts of Smith-Midland Corporation, a Delaware corporation and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 presentation.

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three-month and six-month periods ended June 30, 1997 and 1996, as the Company does not expect to incur income tax expense for fiscal year 1997 and did not incur income tax expense in fiscal year 1996.

Revenue Recognition

     The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of sound wall and SlenderwallTM concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the six months ended June 30, 1997 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1997. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Companies accounting policies and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended June 30, 1997 compared to the three months ended June 30, 1996

     For the three months ended June 30, 1997, the Company had total revenue of approximately $3,538,000 compared to total revenue of approximately $3,164,000 for the three months ended June 30, 1996, an increase of approximately $374,000, or 12%. Total product sales were approximately $3,164,000 for the three months ended June 30, 1997, a $344,000 increase over approximately $2,820,000 for the same period in 1996. The increase in sales revenue was primarily the result of increased soundwall sales during the 1997 period. Shipping and installation revenue increased from approximately $344,000 for the three months ended June 30, 1996 to approximately $374,000 for the same period in 1997, representing an increase of $30,000, or 9% due to an increase in installation contracts.

     Total cost of goods sold for the three months ended June 30, 1997 increased by approximately $166,000 to approximately $2,596,000 from approximately $2,430,000 for the three months ended June 30, 1996, representing an 7% increase, primarily the result of increased revenue. Total cost of goods sold, as a percentage of total revenue, decreased from approximately 77% for the three months ended June 30, 1996, to approximately 73% for the three months ended June 30, 1997. In addition to production efficiencies experienced during the three months ended June 30, 1997, the Company's cost of goods sold as a percentage of total revenue decreased due in part to approximately $120,000 in product remakes and repairs performed during the 1996 quarter which were not performed during the 1997 quarter.

     For the three months ended June 30, 1997, the Company's general and administrative expenses decreased by approximately $3,000 to approximately $577,000, or 16% of total revenue, from approximately $580,000, or 18% of total revenue, for the three months ended June 30, 1996.

     Selling expenses for the three months ended June 30, 1997 decreased to approximately $116,000 from approximately $181,000 for the three months ended June 30, 1996, a decrease of approximately $65,000, or 36%, resulting from decreased compensation and advertising expense .

     The Company's operating income for the three months ended June 30, 1997 was approximately $247,000, compared to an operating loss of approximately $27,000, for the three months ended June 30, 1996, an increase of approximately $274,000. This increase in operating income was primarily attributed to a lower cost of goods sold as a percentage of revenue, offset somewhat by an increase in operating expenses.

     Royalty income decreased by approximately $29,000 from approximately $74,000 for the three months ended June 30, 1996 to approximately $45,000 for the same period in 1997. This was attributed to the fact that during the 1996 period, one of the Company's licensees had a major contract for J-J Hook Barrier.

     Interest expense was approximately $93,000 for the three months ended June 30, 1997, compared to approximately $135,000 for the three months ended June 30, 1996. This decrease of approximately $42,000, or 31%, was primarily due to an improved overall rate of interest paid on outstanding debt. Interest income of approximately $25,000 for the three months ended June 30, 1997 represented an increase of approximately $17,000, or 212% over interest income of approximately $8,000 for the 1996 period. This increase was attributed to interest earned on higher investment balances during the 1996 period, more than offset by the recognition of interest income on the officer note receivable during the 1997 period. The Company incurred other expense, net of other income, of approximately $19,000 for the three months ended June 30, 1997, compared to other income, net of other expense, of approximately $30,000 for the same period in 1996.

The Company experienced net income for the three months ended June 30, 1997 of approximately $204,000 compared to a net loss of approximately $49,000 for the same period in 1996. The increased net income of approximately $253,000 was primarily attributed to a lower cost of goods sold as a percentage of revenue and lower interest expense, offset somewhat by an increase in operating expenses and lower royalty income.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996

     For the six months ended June 30, 1997, the Company had total revenue of approximately $5,618,000 compared to total revenue of approximately $5,271,000 for the six months ended June 30, 1996, an increase of approximately $347,000, or 7%. Total product sales were approximately $4,951,000 for the six months ended June 30, 1997, a $240,000 increase over approximately $4,711,000 for the same period in 1996. The increase in sales revenue was primarily the result of increased soundwall sales during the 1997 period. Shipping and installation revenue increased from approximately $560,000 for the six months ended June 30, 1996 to approximately $667,000 for the same period in 1997, representing an increase of $107,000, or 19% as a result of an increase in installation contracts.


     The Company increased its sales activity 167% by bringing approximately $8.9 million in product sales orders under contract during the seven-month period ended July 31, 1997. This represented a $5.6 million increase over approximately $3.3 million in sales contracts signed during the same seven-month period in 1996.


     Total cost of goods sold for the six months ended June 30, 1997 decreased from approximately $4,423,000 for the six months ended June 30, 1996 to approximately $4,150,000 for the same period in 1997, representing a decrease of approximately $273,000, or 6%. Total cost of goods sold, as a percentage of total revenue, decreased from approximately 84% for the six months ended June 30, 1996, to approximately 74% for the six months ended June 30, 1997. In addition to production efficiencies experienced during the six months ended June 30, 1997, the Company's cost of goods sold as a percentage of total revenue decreased due in part to approximately $210,000 in product remakes and repairs performed during the 1996 period which were not performed during the 1997 period.

     For the six months ended June 30, 1997, the Company's general and administrative expenses decreased by approximately $17,000, or 2%, to approximately $1,054,000, or 19% of total revenue, from approximately $1,071,000, or 20% of total revenue, for the six months ended June 30, 1997.

     Selling expenses for the six months ended June 30, 1997 decreased to approximately $292,000 from approximately $332,000 for the six months ended June 30, 1996, a decrease of approximately $40,000, or 12%, resulting from decreased compensation and advertising expense.

     The Company's operating income for the six months ended June 30, 1997 was approximately $123,000, compared to an operating loss of approximately $554,000, for the six months ended June 30, 1996, an increase of approximately $677,000. This increase in operating income was primarily attributed to a lower cost of goods sold as a percentage of revenue.

       Royalty income decreased by approximately $52,000 from approximately $132,000 for the six months ended June 30, 1996 to approximately $80,000 for the same period in 1997. This was attributed to the fact that during the 1996 period, one of the Company's licensees had a major contract for J-J Hook Barrier.

     Interest expense was approximately $197,000 for the six months ended June 30, 1997, compared to approximately $243,000 for the six months ended June 30, 1996. This decrease of approximately $46,000, or 19%, was primarily due to an improved overall rate of interest paid on outstanding debt. Interest income of approximately $26,000 for the six months ended June 30, 1997 represented a decrease of approximately $11,000, or 30% over interest income of approximately $37,000 for the 1996 period. This decrease was attributed to interest earned on higher investment balances during the 1996 period, offset somewhat by the recognition of interest income on the officer note receivable during the 1997 period. The Company incurred other income, net of other expense, of approximately $11,000 for the six months ended June 30, 1997, compared to other expense, net of other income, of approximately $1,000 for the same period in 1996.

     The Company experienced net income for the six months ended June 30, 1997 of approximately $43,000 compared to a net loss of approximately $631,000 for the same period in 1996. The increased net income of approximately $674,000 was primarily attributed to a decrease in cost of goods sold as a percentage of revenue and a decrease in interest expense, a decrease in operating expenses, offset somewhat by a decrease in royalty income.

Liquidity and Capital Resources

         The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from its initial public offering ("IPO") and subsequent overallotment, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.



     The Company had approximately $3,088,000 of indebtedness at June 30, 1997, of which approximately $2,216,000 was scheduled to mature within twelve months. Included in the indebtedness were two notes totaling approximately $1,117,000, secured by assets of the Company, that matured in July 1997 and were not paid by the Company and management is currently negotiating extension agreements on these two notes. The Company's debt is generally secured by the assets of the Company and a significant portion is personally guaranteed by the Company's President. In the context of a forward-looking statement, management is confident that the Company will be able to extend or refinance this debt as it becomes due. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. In the event that the Company was not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders.

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

         27                         Financial Data Schedule

B.    Report on Form 8-K. None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SMITH-MIDLAND CORPORATION




Date: August 8, 1997                    By:/s/ Rodney I. Smith
                                        ----------------------
                                        Rodney I. Smith
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and President
                                        (principal executive officer)


Date: August 8, 1997                    By:/s/ Robert V. McElhinney
                                        -----------------------------
                                        Robert V. McElhinney
                                        Vice President of Finance,
                                        Chief Financial Officer
                                        (principal financial officer)

                                 Exhibit Index



         Exhibit No.                        Title

             27                      Financial Data Schedule