Form 10QSB
period 1997-09-30
SMITH MIDLAND CORP
filed 1997-11-12
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


            Quarterly Report Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarter year ended                               Commission File Number
    September  30, 1997                                          1-13752



                            SMITH-MIDLAND CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                             54-1727060
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

                  Yes   X                                     No
                     -------                                    -------

         As of November 11, 1997, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                                              SMITH-MIDLAND CORPORATION
                                                        INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1.  Financial Statements

                      Consolidated Balance Sheets;                           1
                      September 30, 1997 (Unaudited);
                      and December 31, 1996 (Unaudited)

                      Consolidated Statements of Operations                  2
                      (Unaudited); Three months ended
                      September 30, 1997  and 1996

                      Consolidated Statements of Operations                  3
                      (Unaudited); Nine months ended
                      September 30, 1997 and 1996

                      Consolidated Statements of Cash Flows                  4
                      (Unaudited); Nine months ended
                      September 30, 1997 and 1996

                      Notes to Consolidated Financial Statements (Unaudited) 5

         Item 2. Management's Discussion and Analysis of Financial           8
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13

         Item 2.  Changes in Securities                                     13

         Item 3.  Defaults Upon Senior Securities                           13

         Item 4.  Submission of Matters to a Vote of Security Holders       13

         Item 5. Other Information                                          13

         Item 6.  Exhibits and Reports on Form 8-K                          13

         Signatures                                                         14


                                         PART I - Financial Information
Item 1.  Financial Statements

                                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                  (Unaudited)
                                                                   September 30,  December 31,
         Assets                                                        1997           1996
                                                                   -----------    -----------
Current assets:
   Cash and cash equivalents                                       $   264,820    $   438,079
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $221,464 and $334,062                                         3,321,232      2,705,325
     Trade - unbilled                                                  568,953        113,299
   Inventories:
     Raw materials                                                     492,221        440,225
     Finished goods                                                    820,160      1,090,815
   Prepaid expenses and other assets                                    47,863         92,383
                                                                   -----------    -----------
        Total current assets                                         5,515,249      4,880,126

Property and equipment, net                                          1,487,665      1,380,871
                                                                   -----------    -----------

Other assets:
   Cash - restricted                                                   196,977        194,617
   Note receivable, officer                                            684,200        659,000
   Other                                                                74,096         80,260
                                                                   -----------    -----------
         Total other assets                                            955,273        933,877
                                                                   -----------    -----------
       Total Assets                                                $ 7,958,187    $ 7,194,874
                                                                   ===========    ===========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                             $ 2,307,333    $ 2,066,253
   Accounts payable -- trade                                         1,700,026      1,439,934
   Accrued expenses and other liabilities                              611,796        515,479
   Customer deposits                                                   515,550        200,623
                                                                   -----------    -----------
     Total current liabilities                                       5,134,705      4,222,289
Notes payable -- less current maturities                               737,420      1,068,124
Notes payable -- related parties                                       115,598        115,598
                                                                   -----------    -----------
     Total Liabilities                                               5,987,723      5,406,011

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                     --             --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                     30,857         30,857
   Additional capital                                                3,450,085      3,450,085
   Treasury Stock

                                                                      (102,300)      (102,300)
    Retained earnings (deficit)
                                                                    (1,408,178)    (1,589,779)
                                                                   -----------    -----------
     Total Stockholders' Equity                                      1,970,464      1,788,863
                                                                   -----------    -----------
       Total Liabilities and Stockholders'  Equity                 $ 7,958,187    $ 7,194,874
                                                                   ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.




                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                                     (Unaudited)

                                                                                    Three Months Ended
                                                                                        September 30,
                                                                                     1997            1996
                                                                               -----------       -----------
Revenue:
     Net sales                                                                  $2,735,079        $2,914,155
     Shipping and installation income                                              729,015           387,301
                                                                               -----------       -----------

         Total revenue                                                           3,464,094         3,301,456
                                                                               -----------       -----------

Cost of goods sold:
     Cost of goods sold -- sales                                                 2,178,815         2,057,194
     Shipping and installation expense                                             468,056           303,262
                                                                               -----------       -----------

         Total cost of goods sold                                                2,646,871         2,360,456
                                                                                ----------       -----------

Gross profit                                                                       817,223           941,000
                                                                               -----------       -----------

Operating expenses:
     General and administrative expenses                                           493,812           538,143
     Selling expenses                                                              210,346           181,606
                                                                               -----------       -----------

     Total operating expenses                                                      704,158           719,749
                                                                               -----------       -----------

Operating income                                                                   113,065           221,251
                                                                               -----------       -----------

Other income (expense):
     Royalties                                                                      84,420            79,927
     Interest expense                                                              (74,843)         (114,365)
     Interest income                                                                10,610            16,446
     Other                                                                           5,314             8,753
                                                                               -----------       -----------

         Total other income (expense)                                               25,501            (9,239)

Income before income taxes                                                         138,566           212,012
Income tax expense (benefit)                                                            --                --
                                                                               -----------       -----------

         Net income                                                             $  138,566        $  212,012
                                                                               ===========       ===========

Net income per share                                                            $      .05        $      .07
                                                                               ===========       ===========

Weighted average common shares outstanding                                        3,044,798        3,085,718
                                                                               ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.





                                  SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                                 (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                     1997            1996
                                                                                ----------        ----------
Revenue:
     Net sales                                                                  $7,685,982        $7,625,417
     Shipping and installation income                                            1,396,415           946,820
                                                                                ----------        ----------

         Total revenue                                                           9,082,397         8,572,237
                                                                                ----------        ----------

Cost of goods sold:
     Cost of goods sold -- sales                                                 5,906,958         5,994,103
     Shipping and installation expense                                             889,750           789,306
                                                                                ----------        ----------

         Total cost of goods sold                                                6,796,708         6,783,409
                                                                               -----------       -----------

Gross profit                                                                     2,285,689         1,788,828
                                                                                ----------        ----------

Operating expenses:
     General and administrative expenses                                         1,547,899         1,608,670
     Selling expenses                                                              502,218           513,290
                                                                                ----------        ----------

     Total operating expenses                                                    2,050,117         2,121,960
                                                                                ----------        ----------

Operating income (loss)                                                            235,572          (333,132)
                                                                                ----------        ----------

Other income (expense):
     Royalties                                                                     164,584           211,572
     Interest expense                                                             (272,076)         (357,807)
     Interest income                                                                37,063            53,005
     Other                                                                          16,458             7,324
                                                                                ----------        ----------
         Total other income (expense)                                              (53,971)          (85,906)

Income (loss) before income taxes                                                  181,601          (419,038)
Income tax expense (benefit)                                                            --                --
                                                                                ----------        ----------
         Net income (loss)                                                      $  181,601        $ (419,038)
                                                                                ==========        ==========

Net income (loss) per share                                                     $      .06        $    ( .14)
                                                                                ==========        ==========

Weighted average common shares outstanding                                       3,044,798         3,076,411
                                                                                ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.





                             SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                  1997                     1996
                                                              -----------              -----------
Cash flows from operating activities:
     Cash received from customers                             $ 8,490,347              $ 8,649,223
     Cash paid to suppliers and employees                      (7,915,408)              (8,696,514)
     Interest paid                                               (272,076)                (357,807)
     Other                                                         21,461                   32,931
                                                              -----------              -----------
       Net cash provided (absorbed) by operating activities       324,324                 (372,167)
                                                              -----------              -----------
Cash flows from investing activities:
     Purchases of property and equipment                         (412,459)                (239,989)
     (Increase) decrease in officer note receivable                 4,500                    5,474
                                                              -----------              -----------
       Net cash absorbed by investing activities                 (407,959)                (234,515)
                                                              -----------              -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                177,359                1,104,442
     Repayments of bank borrowings                               (266,983)              (1,054,042)
     Proceeds from issuance of common stock                          --                    396,333
                                                              -----------              -----------
       Net cash provided by financing activities                  (89,624)                 446,733
                                                              -----------              -----------

Net increase (decrease) in cash and cash equivalents             (173,259)                (159,949)

Cash and cash equivalents at beginning of period                  438,079                  938,089
                                                              -----------              -----------

Cash and cash equivalents at end of period                    $   264,820              $   778,140
                                                              ===========              ===========

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                             $   181,601              $  (419,038)
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                              305,665                  201,456
       Decrease (increase) in other assets                        (25,896)                 (35,381)
       Decrease (increase) in:
         Accounts receivable - billed                            (615,907)                (195,135)
         Accounts receivable - unbilled                          (455,654)                (151,239)
         Inventories                                              218,659                  136,743
         Prepaid expenses and other assets                         44,520                  127,748
       Increase (decrease) in:
         Accounts payable - trade                                 260,092                 (290,503)
         Accrued expenses and other liabilities                    96,317                   41,394
         Customer deposits                                        314,927                  211,788
                                                              -----------              -----------
Net cash provided (absorbed) by operating activities          $   324,324              $  (372,167)
                                                              ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1997

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

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                     Years
                                                                     -----

       Buildings...................................................  10-33
       Trucks and automotive equipment.............................   3-10
       Shop machinery and equipment................................   3-10
       Land improvements...........................................  10-30
       Office equipment............................................   3-10

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three-month and nine-month periods ended September 30, 1997 and 1996, as the Company does not expect to incur income tax expense for fiscal year 1997 and did not incur income tax expense in fiscal year 1996.

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

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the nine months ended September 30, 1997 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1997. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Companies accounting policies and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended September 30, 1997 compared to the three months ended September 30, 1996

     For the three months ended September 30, 1997, the Company had total revenue of $3,464,094 compared to total revenue of $3,301,456 for the three months ended September 30, 1996, an increase of $162,638 or 5%. Total product sales were $2,735,079 for the three months ended September 30, 1997 compared to $2,914,155 for the same period in 1996, a decrease of $179,076 or 6%. The decrease for the three months was primarily the result of decreased sales of highway safety barrier and architectural products during the 1997 period, partially offset by increases in highway sound barrier and utility building sales. Shipping and installation revenue was $729,015 for the three months ended September 30, 1997 and $387,301 for the same period in 1996, an increase of $341,714 or 88%. The increase is attributable to an increase in highway sound barrier installment contracts.

     Total cost of goods sold for the three months ended September 30, 1997 was $2,646,871, an increase of $286,415 or 12% from $2,360,456 for the three months ended September 30, 1996. The increase was primarily the result of increased revenue and unfavorable adjustments resulting from a physical count and valuation of inventories in the current three month period. Total cost of goods sold, as a percentage of total revenue, increased to 76% for the three months ended September 30, 1997, from 71% for the three months ended September 30, 1996.

     For the three months ended September 30, 1997, the Company's general and administrative expenses decreased $44,331 to $493,812 from $538,143 during the same period in 1996. The decrease was attributed to profitability initiatives begun in 1996 to lower overall expense.

     Selling expenses for the three months ended September 30, 1997 increased $28,740 to $210,346 from $181,606 for the three months ended September 30, 1996 resulting from increases in advertising and marketing efforts for new and existing products.

     The Company's operating income for the three months ended September 30, 1997 was $113,065, compared to operating income of $221,251 for the three months ended September 30, 1996, a decrease of $108,186.

     Interest expense was $74,843 for the three months ended September 30, 1997, compared to $114,365 for the three months ended September 30, 1996. The decrease of $39,522, or 35%, was primarily due to an improved overall rate of interest paid on outstanding debt and the retirement of debt.

     Net income was $138,566 for the three months ended September 30, 1997 compared to $212,012 for the same period of the prior year. Net income per share for the current three month period was $.05 compared to net income per share of $.07 achieved in the quarter ended September 30, 1996.

     Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

     For the nine months ended September 30, 1997, the Company had total revenue of $9,082,397 compared to total revenue of $8,572,237 for the nine months ended September 30, 1996, an increase of $510,160, or 6%. Total product sales were $7,685,982 for the current nine months compared to $7,625,417 for the same period in 1996, an increase of $60,565. The increase in product sales was primarily the result of increased highway soundwall sales during 1997. Shipping and installation revenue increased to $1,396,415 for the nine months ended September 30, 1997 compared to $946,820 for the same period in 1996, an increase of $449,595. The increase was attributed primarily to an increase in highway soundwall installation contracts.

     Total cost of goods sold for the nine months ended September 30, 1997 remained relatively flat at $6,796,708 compared to $6,783,409 for the period ended September 30, 1996. Total cost of goods sold as a percentage of total revenue decreased to 75% for the nine months ended September 30, 1997, from 79% during the same period of the prior year. Rewards from profitability initiatives begun in 1996 to reduce costs more than offset unfavorable adjustments made to inventories in the third quarter of the current year.

     General and administrative expenses for the nine month period declined $60,771, down from $1,608,670 during 1996 to $1,547,899 in 1997. The reduction was attributed to profitability efforts begun in 1996 to reduce costs.

     Selling expenses for the nine months ended September 30, 1997 decreased slightly to $502,218, down from $513,290 for the nine months ended September 30, 1996. Decreases in employee compensation expenses for the period were partially offset by increased advertising and marketing efforts for new and existing products.

     The Company's operating income for the nine months ended September 30, 1997 was $235,572 compared to an operating loss of $(333,132) for the same period in the prior year.

     Royalty income decreased to $164,584 for the nine months ended September 30, 1997 from $211,572 during the first nine months of the prior year. The decrease in the current year was attributed to the completion in the prior year of a major contract held by one of the Company's licensees for JJ Hook Barrier.

     Interest expense was $272,076 for the nine months ended September 30, 1997, compared to $357,807 for the nine months ended September 30, 1996. This decrease of $85,731, or 24%, was primarily due to an improved overall rate of interest paid on outstanding debt and the retirement of debt. Interest income of $37,063 for the nine months ended September 30, 1997 represented a decrease of $15,942, or 30% over interest income of $53,005 for the 1996 period. This decrease was attributed to interest earned on higher investment balances during the 1996 period, offset somewhat by the recognition of interest income on the officer note receivable during the 1997 period. The Company incurred other income, net of other expense, of $16,458 for the nine months ended September 30, 1997, compared to other income, net of other expense, of $7,324 for the same period in 1996.

     The Company experienced net income for the nine months ended September 30, 1997 of $181,601 compared to a net loss of $(419,038) for the same period in 1996, an increase of $600,639. Net income per share increased $.20 to net income of $.06 per share for the nine months ended September 30, 1997 compared to a net loss of $(.14) per share during the same period of the prior year.

     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from its initial public offering ("IPO") and subsequent overallotment, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.

     The Company had $3,044,753 of indebtedness at September 30, 1997, of which $2,307,333 was scheduled to mature within twelve months. Included in the indebtedness were two notes totaling approximately $1,112,000, secured by assets of the Company, that matured in July 1997 and were not paid by the Company. For one of the two notes, management has successfully negotiated an extension until alternative financing can be found. For the other note payable, management has received an extension through November 30, 1997 and is currently negotiating an extension on this note through February 28, 1998. All original terms and conditions are applicable for both notes during the extension periods successfully negotiated. The Company's debt is generally secured by the assets of the Company and a significant portion is personally guaranteed by the Company's President. Management is confident that the Company will be able to extend or refinance this debt as it becomes due. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. In the event that the Company was not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders.

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

     Other Comments

     The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby reducing the Company's production capacity. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. However, as of the date of this filing, the Company's backlog is approximately $6.9 million, of which $2.6 million represents firm contracts for Slenderwall and architectural pre-cast concrete products. The majority of the projects relating to this backlog are contracted to be constructed in the fourth quarter of 1997 and the first quarter of 1998.

     Management believes that the Company's operations have not been materially affected by inflation.

     Mr. Robert McElhinney joined the Company as the new Chief Financial Officer in July 1997. Mr. McElhinney was formerly the Director of Finance and Chief Financial Officer for ABC Photo Imaging in Manassas, Virginia and for Ten Hoeve Brothers, Inc. headquartered in New Jersey. Mr. Charles Adams joined the Company as Controller in September 1997. Mr. Adams was formerly the General Accounting Manager for American Woodmark Corporation in Winchester, Virginia.

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

                                          SMITH-MIDLAND CORPORATION




Date: November 12, 1997                   By:/s/ Rodney I. Smith
                                          ----------------------
                                          Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: November 12, 1997                   By:/s/ Robert V. McElhinney
                                          ---------------------------
                                          Robert V. McElhinney
                                          Vice President of Finance,
                                          Chief Financial Officer
                                          (principal financial officer)