Form 10KSB40
period 1997-12-31
SMITH MIDLAND CORP
filed 1998-04-15
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997
                         Commission File Number 1-13752



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


          Delaware                                              54-1727060
-------------------------------                             ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

Route 28, P.O. Box 300, Midland, Virginia                        22728
(Address of Principal Executive Offices)                       (Zip Code)


                                 (540) 439-3266
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

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

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [ X ]  No [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer's net sales and revenues for its most recent fiscal year are $12,005,000.

         The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the average of the closing bid and asked prices for such stock on March 26, 1998, was approximately $3,879,000. As of March 26, 1998, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of Form 10-KSB
                                                         Annual Report in which
Document                                                Document is Incorporated
--------                                                ------------------------

Definitive    Proxy    Statement    for   the                   Part III
Registrant's Annual Meeting of Stockholders for the fiscal year ended December 31, 1997, to be filed pursuant to Regulation 14A.

                                     PART I

Item 1.  Business

         General

         Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, transportation and utilities industries. The Company's customers are primarily general contractors and federal, state and local transportation authorities located in the Mid-Atlantic and Northeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set(R) transportable concrete buildings, also patented. In addition, the Company produces other generic highway sound barriers, utility vaults, farm products such as cattleguards, and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

         The Company completed an initial public offering ("IPO") of its Common Stock in December 1995, from which the Company received net proceeds of approximately $2,600,000. In January 1996, the underwriters of the IPO executed their overallotment option in full, from which the Company received an additional $396,000 of net proceeds.

         Market

         The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of residential housing; commercial buildings; public and private roads and highways; airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Puerto Rico, Canada, Belgium, and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes. The Company believes that the annual market for exterior cladding in the Mid-Atlantic and Northeast region is approximately $500 million and that the nationwide annual market for exterior cladding products exceeds $2 billion.

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

         Slenderwall(TM) Lightweight Construction Panels

         Each Slenderwall(TM) system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional, piecemeal construction of the exterior walls of buildings. The Company's Slenderwall(TM) system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall(TM) panel consists of a galvanized or stainless steel stud frame with an exterior sheath of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior concrete sheath is attached to the interior frame by strategically placed epoxy coated steel connectors that suspend the exterior concrete approximately one-half inch away from the steel frame.

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

         The Company custom designs and manufactures each Slenderwall(TM) exterior cladding system. The exterior of the Slenderwall(TM) systems can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick. Management has received a positive reaction to Slenderwall(TM) systems in the marketplace for use in new construction and replacement projects because it is a cost-effective, efficient, and attractive wall system. As of March 25, 1998 the Company has a backlog for Slenerwall(TM) systems totaling approximately $2,343,000.

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

         The Company custom designs and manufactures each Sierra Wall to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol(R), an optional, durable and patented sound-absorbing, material that can be cast onto the exterior of the Sierra Wall. In January 1996, the Company entered into a licensing agreement with DuriSol, Inc. of Ontario, Canada, ("DuriSol") permitting the Company to utilize the DuriSol(R) sound-absorbing technology until January 20, 1999.

         Under the Company's licensing agreement with DuriSol, the Company has an exclusive license to use DuriSol(R) in Virginia and a right of first refusal for any new proprietary products developed by DuriSol. The Company pays a royalty to DuriSol equal to $.25 per square foot of product manufactured using DuriSol(R).

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

         Easi-Set(R) J-J Hooks(TM) Highway Safety Barrier

         The Easi-Set(R) J-J Hooks(TM) highway safety barrier (the "J-J Hooks(TM) Barrier") is a patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") now recommends that states use only positively connected barriers.

         The proprietary quality of the J-J Hooks(TM) Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks(TM) Barrier section is a fabricated bent steel connector, rolled in toward the end of the barrier (it resembles the letter "J" when viewed from directly above). The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "hooks" face each other. To connect one section of a J-J Hooks(TM) Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged.

         The Company believes that the J-J Hooks(TM) Barrier connection design is superior to those of earlier highway safety barriers that were positively connected through the "eye and pin" technique. Barriers incorporating this technique have eyes or rings protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins through the eyes and bolts the barrier sections together. Compared to this technique, the J-J Hooks(TM) Barrier is easier and faster to install, and remove, requires a smaller crew and eliminates the need for loose hardware to make the connection.

         In November 1990, the FHWA approved the J-J Hooks(TM) Barrier for use on federally-aided highway projects following the successful completion of crash testing based on National Cooperative Highway Research Program criteria. The J-J Hooks(TM) Barrier has also been approved for use in state funded projects by 32 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in 17 states and believes that approval in most of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J.J. Hooks(TM) Barrier being used in such states. In addition, the J-J Hooks(TM) Barrier has been approved by the appropriate authorities for use in the countries of Spain, Belgium, Germany and Chile.

         Easi-Set(R) Precast Building and Easi-Span(TM)

         The Easi-Set(R) Precast Building is a transportable, prefabricated, single-story, concrete utility building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set(R) Precast Building is available in a variety of exterior finishes and in five standard sizes, or it can be custom sized. The roof and floor of each Easi-Set(R) Precast Building are manufactured using the Company's patented post-tensioned system, which helps seal the buildings against moisture. As a freestanding unit, the Easi-Set(R) Precast Building requires no poured foundations or footings and can be easily installed within a few hours. After installation the building can be moved, if desired, and reinstalled in a new location.

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

        o Utilities Installations -- for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.

        o Commercial and Industrial Locations -- for electrical and mechanical housing, cemetery maintenance storage, golf course vending enclosures, mechanical rooms, restrooms, emergency generator shelters, gate houses, automobile garages, hazardous materials storage, food or bottle storage, animal shelters, and range houses.

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

         Licensing

         The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks(TM) Barrier and Easi-Set(R) Precast Building, and certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for defined geographic regions, and depending on the size, character and location of the territory granted, the Company receives an initial one-time license acquisition and training fee ranging from approximately $20,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set(R) Precast Building licensees normally pay the Company a flat monthly fee for co-op advertising and promotion programs through which the Company produces and distributes advertising materials and promotes the licensed products.

         The Company  has entered  into 22  licensing  agreements  in the United
States, and has established at least one licensee in each of Puerto Rico, Canada, Belgium and Spain and sub-licensees in Portugal and Chile.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. In addition, the Company is developing a licensing program for its Slenderwall(TM) exterior cladding system.

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

         The Company believes that the principal competitive factors for its products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in both Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Northeast and Mid-Atlantic regions of the United States. Finally, the Company believes it offers a broad range of products that are unique and technologically superior to competitive products.

         Patents and Proprietary Information

         The Company holds U.S. and Canadian patents for the J-J Hooks(TM) Barrier and the Easi-Set(R) Precast Building, and a U.S. patent for the Slenderwall(TM) exterior cladding system. The European patent for J-J Hooks(TM) Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business expires in 2001 with a new patent pending. The Company also owns two U.S. registered trademark and licenses the rights to another:
Easi-Set(R), Smith Cattleguard(R) and DuriSol(R), respectively. The Company licenses the technology used in DuriSol(R) products pursuant to an agreement that expires on January 20, 1999.

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

         Government Regulation

         The Company frequently supplies products and services pursuant to agreements with general contractors who have entered into contracts with federal or state governmental agencies. The successful completion of the Company's obligations under such contracts is often subject to the satisfactory inspection or approval of such products and services by a representative of the contracting agency. Although the Company endeavors to satisfy the requirements of each such contract to which it is a party, no assurance can be given that the necessary approval of its products and services will be granted on a timely basis or at all and that the Company will receive any payments due to it. Any failure to obtain such approval and payment may have a material adverse effect on the Company's business.

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

         Employees

         As of March 20, 1998, the Company had 140 full-time and 3 part-time employees, 121 of which are located at the Company's Midland facility, and 22 of which are located at the Company's facility located in Reidsville, North Carolina. Of the 143 employees, nine are executive officers or managers, eight are responsible for sales and marketing, 113 are in manufacturing, and thirteen are administrative personnel. None of the Company's employees is represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

Item 2.  Description of Properties

         Facilities

         The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 28,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which approximately 19 acres are owned by the Company and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $6,000. This area houses two concrete mixers, and one concrete blender. The plant also includes an environmentally controlled casting area, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. In addition, the Company conducts outdoor concrete pouring and curing operations. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

         In addition, the Company carries out administration, research and development, sales and marketing, and licensing operating in a 4,500 square foot office building located on its Midland property. The Company also owns 19 acres of undeveloped industrial property in Midland, not adjacent to the manufacturing facility.

         The Company's second manufacturing facility is located in Reidsville, North Carolina on five acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

         The Company believes that its present facilities are adequate for its current needs, however, the Company currently performs a portion of its concrete pouring and curing processses on uncovered, outdoor manufacturing areas. This processing is adversely affected by wet and cold weather. Management is going to bring these operations under roof in 1998, thereby increasing efficiency.

Item 3.  Legal Proceedings

         In late 1995, the Company filed four separate informal claims totaling approximately $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the then newly issued "Noise Barrier Acceptance Criteria," all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete. In 1996, the Company filed additional claims against the State of Maryland related to the same contracts in the amount of $578,500 which brought the amount of the total claims to $1,080,500. In early 1996, the Company received several counterclaims from the State of Maryland. All amounts due to each party are currently in dispute. The Company has considered the counterclaims in estimating the recoverability of its claims and certain trade accounts receivable at December 31, 1997. (See footnote six in the accompanying consolidated financial statements).

         The Company is not presently involved in any other litigation of a material nature.

Item 4.  Submission of Matters to Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "SMID" and on the Boston Stock Exchange ("BSE") under the symbol "SMC" since December 13, 1995. As of March 26, 1998, there were approximately 52 record holders of the Company's Common Stock. Management believes there are approximately 750 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low sale prices for the Company's Common Stock as reported by NASDAQ for the periods indicated. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                             Sale
                                                      High         Low
                                                      ----         ---

1996
First Quarter                                       $6 17/32     $4 19/32
Second Quarter                                      $6 5/8       $5 1/4
Third Quarter                                       $6 5/8       $3 1/8
Fourth Quarter                                      $3 5/8       $1

1997
First Quarter                                       $2 1/8       $1
Second Quarter                                      $1 3/8       $  11/16
Third Quarter                                       $1 15/32     $  9/16
Fourth Quarter                                      $1 3/16      $  3/4

1998
First Quarter (through March 26, 1998)              $1 19/32     $  3/4

         The Company is currently being reviewed for compliance with the Nasdaq SmallCap Market eligibility requirements. As of December 31, 1997 the Company was in compliance with all current applicable requirements and the Company believes that it will continue to meet all the current requirements.

         Dividends

         The Company has not paid dividends on its Common Stock since its inception and has no intention of paying any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's current loan agreement with Riggs Bank, N.A. prohibits the payment of dividends to stockholders without the bank's prior written consent, except for dividends paid in shares of the Company's Common Stock.

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

         Results of Operations

         Year ended  December 31, 1997  compared to the year ended  December 31,
         1996

         The Company's operations for 1997 resulted in a profit of $263,803, or $0.09 per share, representing an increase in profits of $562,268 when compared to a loss in 1996 of $(298,465), or $(0.10) per share.

         For 1997, the Company had total revenue of $12,004,897 compared to total revenue of $11,410,510 in 1996, an increase of $594,387, or 5.2%. Total product sales decreased slightly to $10,102,121 in 1997, compared to $10,146,925 in 1996. Shipping and installation revenue increased to $1,902,776 in 1997 from $1,263,585 in 1996, an increase of $639,191, or 50.6%, primarily attributed to an increase in highway sound barrier installation contracts.

         Royalty revenue increased $23,456 or 9.8% from $238,801 in 1996 to $262,257 in 1997. The increase was principally attributed to an increase in royalty fees earned on production of Easi-Set(R) precast buildings.

         Total cost of goods sold for 1997 was $9,090,998 compared to $8,525,266 in 1996, an increase of $565,732. Total cost of goods sold as a percentage of total revenue increased from 74.7% in 1996 to 75.7% in 1997. The percentage increase was primarily attributed to a sales mix shift in 1997 towards less profitable highway sound barrier products.

         General and administrative expenses decreased $440,215 to $1,915,510 in 1997 from $2,355,725 in 1996. The decrease was primarily the result of expenses incurred in 1996 relating to increased compensation, professional fees associated with being a publicly traded company in December, 1995, staff time and professional fees incurred in connection with filing of claims with the State of Maryland relating to contract disputes, increased expenditures related to the licensing activities conducted by Easi-Set Industries, Inc., and increased costs related to the introduction of the Slenderwall(TM) systems. Profitability initiatives begun in 1996 to lower overall expenses also contributed to the decrease. Selling and marketing expenses in 1997 remained relatively flat with the prior year.

         Interest expense and loan fees decreased to $372,118 in 1997 from $468,820 in 1996, a decrease of $96,702, or 20.6%. The decrease was primarily due to a reduction in both the weighted average interest rates paid and the retirement of debt.

         As  a  result  of  cumulative  net  operating  loss   carryforwards  of
approximately $2,124,000 available to the Company as of January 1, 1997, no income tax expense was recorded for 1997.

         Liquidity and Capital Resources

         During 1997, the Company increased net cash provided by operations over the prior year by $954,889, to net cash provided of $526,004 in 1997 compared to the absorption of net cash of $428,885 in 1996. The increase in net cash provided by operations during 1997 was primarily attributed to increases in net income, trade payables and customer deposits. The net increase in cash provided by operations was partially offset by increases in accounts receivable.

         Capital spending increased to $524,232 in 1997, from $371,785 in 1996 as the Company implemented programs to improve manufacturing efficiencies as well as overall plant capacity and yard storage capacity.

         As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment. Management intends to refinance this debt as it becomes due. The Company currently has an outstanding letter of intent with a bank for the placement of a 20 year commercial mortgage and equipment loan, the proceeds of which will be used in part, to repay the Company's existing debt with Myers' Trust and Riggs Bank. The letter of intent also includes a line-of-credit and mortgage for plant expansion and new equipment financing. In addition, the Company has agreed in principle with the Trustee for the Myers' Trust debt, of which $623,252 was outstanding at December 31, 1997, to extend the due dates from dates ranging from July 26, 1997 through November 26, 1997 to June 26, 1998. The Company has also received an extension to July 8th from Riggs Bank for a note payable, of which $935,000 was outstanding at December 31, 1997.

         The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations and existing credit facilities will be sufficient to finance the Company's operations for at least the next 12 months. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of short-term financing.

         The Company has formed a team to address the affect of the year 2000 on the Company's systems and operations. The Company expects that costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company plans to be fully Y2K compliant by the fourth quarter of 1998.

         Seasonality

The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby severely reducing the Company's production capacity. Management intends to bring these operations under cover in 1998. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.

         Inflation

         To date, management believes that the Company's operations have not been materially affected by inflation.

         Recent Accounting Pronouncements

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides a different method for calculating earnings per share than was previously used in accordance with APB 15, "Earnings per Share." SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity, similar to fully diluted earnings per share. Adoption of this Statement did not have a material impact on the financial statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, espenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for financial statement periods beginning after December 31, 1997.

         In June 1997, the Financial Accounting Standards Board issued SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has determined that financial statement disclosure will not be affected by implementation of this standard due to the fact that the Company has only one operating segment.


Item 7.  Financial Statements

         The following financial statements are filed as part of this report:

                                                                                            Page
                                                                                            ----
Report of Independent Certified Public Accountants......................................     F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 ...........................     F-3

Consolidated Statements of Operations for the years ended December 31,
1997 and 1996              .............................................................     F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1997 and 1996 .............................................................     F-6

Consolidated Statements of Cash Flows for the years ended December 31,
1997 and 1996      .....................................................................     F-7

Summary of Significant Accounting Policies..............................................     F-9

Notes to Consolidated Financial Statements .............................................     F-12

Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure

         Not Applicable.


                                    PART III

         Items 9 to 12 are incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         (1)      The following exhibits are filed herewith:

Exhibit
  No.                                 Title
-------                               -----

10a Agreement by Roderic H. Slaton, Trustee of the Myers Trust, to extend the due dates of the four Myers Trust Notes, dated April 2, 1998.

10b Third Amendment to Loan Agreement by and among Riggs Bank N.A., the Company and all of the Company's subsidiaries, dated as of March 8, 1998.

10c Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997.

27             Financial Data Schedule

      (2) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 and are incorporated herein by reference:

Exhibit
  No.                                 Title
-------                               -----

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

Exhibit
  No.                                 Title
-------                               -----

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

Exhibit
  No.                                 Title
-------                               -----

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

10a            Employment Agreement between the Company and Rodney I. Smith.

10d            Note  between the  Company  and  Fauquier  National  Bank,  dated
               January 10, 1992.

10e Loan Agreement, as amended, and Guarantee between the Company and Security Bank, dated January 10, 1992.

10j Loan Agreement between the Company and the State Bank of Remington, dated July 2, 1993.

10p One of four identical Collateral Note and Security Agreements between the Company and the Myers Family Trust, dated February 26, 1993.

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

(b)  Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMITH-MIDLAND CORPORATION


Date:    April 14, 1998                By: /s/ Rodney I. Smith
                                          -------------------------------------
                                          Rodney I. Smith, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                               Capacity                                    Date
----                                               --------                                    ----

/s/ Rodney I. Smith                         Chairman of the Board,                        April 1, 1998
--------------------------------            Chief Executive Officer
Rodney I. Smith                             and President (principal
                                            executive officer)

/s/ Robert V. McElhinney                    Vice President of Finance                     April 1, 1998
--------------------------------            (principal finance and
Robert V. McElhinney                        accounting officer)


/s/ Wes Taylor                              Vice President of                             April 1, 1998
--------------------------------            Administration and
Wes Taylor                                  Director


/s/ Ashley Smith                           Vice President of Sales and                   April 1, 1998
--------------------------------            Marketing and Director
Ashley Smith


/s/ Andrew Kavounis                         Director                                      April 1, 1998
--------------------------------
Andrew Kavounis


/s/ Bernard R. Patriacca                    Director                                      April 1, 1998
--------------------------------
Bernard R. Patriacca

                                       21

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                       Smith-Midland Corporation
                                                                and Subsidiaries



                                               Consolidated Financial Statements
                                          Years Ended December 31, 1997 and 1996



                                                                        Contents

--------------------------------------------------------------------------------





      Report of Independent Certified Public Accountants                 F - 2

      Consolidated Financial Statements

        Balance Sheets                                                   F - 3

        Statements of Operations                                         F - 5

        Statements of Stockholders' Equity                               F - 6

        Statements of Cash Flows                                         F - 7

      Summary of Significant Accounting Policies                         F - 9

      Notes to Financial Statements                                     F - 12

Report of Independent Certified Public Accountants



To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                                BDO Seidman, LLP


Richmond, Virginia
March 27, 1998


--------------------------------------------------------------------------------------------------------------------


                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                                         Consolidated Balance Sheets



December 31,                                                                          1997                1996
-------------------------------------------------------------------------------------------------------------------

   Assets

Current assets
  Cash                                                                             $  288,310           $ 438,079
  Accounts receivable (Notes 2 and 6)
    Trade - billed, (less allowance for doubtful
      accounts of $231,000 - 1997 and  $334,000 - 1996)                             3,254,993           2,705,325
    Trade - unbilled                                                                  410,158             113,299
  Inventories (Note 2)
    Raw materials                                                                     486,583             440,225
    Finished goods                                                                    942,427           1,090,815
  Prepaid expenses and other assets                                                    69,801              92,383
-------------------------------------------------------------------------------------------------------------------


Total current assets                                                                5,452,272           4,880,126
-------------------------------------------------------------------------------------------------------------------


Property and equipment, net (Notes 1 and 2)                                         1,531,062           1,380,871
-------------------------------------------------------------------------------------------------------------------


Other assets
  Cash - restricted (Notes 2 and 6)                                                   196,977             194,617
  Note receivable, officer (Notes 3 and 7)                                            632,472             659,000
  Other                                                                                79,443              80,260
-------------------------------------------------------------------------------------------------------------------


Total other assets                                                                    908,892             933,877
-------------------------------------------------------------------------------------------------------------------












                                                                                   $7,892,226          $7,194,874
-------------------------------------------------------------------------------------------------------------------



                                       F-3







--------------------------------------------------------------------------------------------------------------------



                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                                         Consolidated Balance Sheets


December 31,                                                                          1997                1996
-------------------------------------------------------------------------------------------------------------------


   Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of notes payable (Note 2)                                     $2,199,228          $2,066,253
  Accounts payable - trade                                                          1,744,127           1,439,934
  Accrued expenses and other liabilities (Note 6)                                     570,693             515,479
  Customer deposits                                                                   450,474             200,623
-------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                           4,964,522           4,222,289

Notes payable - less current maturities (Note 2)                                      759,440           1,068,124

Notes payable - related parties (Note 3)                                              115,598             115,598
-------------------------------------------------------------------------------------------------------------------


Total liabilities                                                                   5,839,560           5,406,011
-------------------------------------------------------------------------------------------------------------------


Commitments and contingencies (Notes 5 and 6)
-------------------------------------------------------------------------------------------------------------------


Stockholders' equity (Note 7)
  Preferred stock, $.01 par value; authorized
    1,000,000 shares, none outstanding                                                    -                    -
  Common stock, $.01 par value; authorized
    8,000,000 shares; 3,085,718 issued,
    3,044,798 outstanding                                                              30,857              30,857
  Additional capital                                                                3,450,085           3,450,085
  Retained deficit                                                                 (1,325,976)         (1,589,779)
-------------------------------------------------------------------------------------------------------------------


                                                                                    2,154,966           1,891,163
Treasury stock, at cost, 40,920 shares (Note 7)                                      (102,300)           (102,300)
-------------------------------------------------------------------------------------------------------------------


Total stockholders' equity                                                          2,052,666           1,788,863
-------------------------------------------------------------------------------------------------------------------


                                                                                   $7,892,226          $7,194,874
-------------------------------------------------------------------------------------------------------------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.








--------------------------------------------------------------------------------------------------------------------


                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Operations



Year Ended December 31,                                                                1997               1996
-------------------------------------------------------------------------------------------------------------------


Revenue                                                                            $12,004,897        $11,410,510

Cost of goods sold                                                                   9,090,998          8,525,266
-------------------------------------------------------------------------------------------------------------------


Gross profit                                                                         2,913,899          2,885,244
-------------------------------------------------------------------------------------------------------------------


Operating expenses
  General and administrative expenses                                                1,915,510          2,355,725
  Selling expenses                                                                     680,489            672,430
-------------------------------------------------------------------------------------------------------------------


Total operating expenses                                                             2,595,999          3,028,155
-------------------------------------------------------------------------------------------------------------------


Operating income (loss)                                                                317,900           (142,911)
-------------------------------------------------------------------------------------------------------------------


Other income (expense)
  Royalties                                                                            262,257            238,801
  Interest expense and loan fees                                                      (372,118)          (468,820)
  Interest income                                                                       45,795             68,326
  Gain on disposal of fixed assets                                                         -               14,517
  Other, net                                                                             9,969             (8,378)
-------------------------------------------------------------------------------------------------------------------


Total other income (expense)                                                           (54,097)          (155,554)
-------------------------------------------------------------------------------------------------------------------


Net income (loss)                                                                   $  263,803         $ (298,465)
-------------------------------------------------------------------------------------------------------------------


Basic and diluted income (loss) per share                                           $      .09         $     (.10)
-------------------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding                                           3,044,798          3,071,595
-------------------------------------------------------------------------------------------------------------------




See accompanying summary of significant accounting policies and notes to consolidated financial statements.













--------------------------------------------------------------------------------------------------------------------


                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                     Consolidated Statements of Stockholders' Equity



                                                    Additional        Retained
                                        Common        Paid-In         Earnings        Treasury
                                        Stock          Capital      ( Deficit )         Stock          Total
-------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995               $29,357    $3,055,252     $(1,291,314)       $    -        $1,793,295

Issuance of 150,000 shares
  of common stock and warrants
  (net of expenses of $143,667)
  (Note 7)                                 1,500       394,833             -               -           396,333

Purchase of 40,920 shares
  of treasury stock (Note 7)                 -             -               -          (102,300)       (102,300)

Net loss                                     -             -          (298,465)            -          (298,465)
-------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1996                30,857     3,450,085      (1,589,779)       (102,300)      1,788,863

Net income                                     -             -         263,803                         263,803
-------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1997               $30,857    $3,450,085     $(1,325,976)      $(102,300)     $2,052,666
-------------------------------------------------------------------------------------------------------------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.










--------------------------------------------------------------------------------------------------------------------


                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Cash Flows



Year Ended December 31,                                                              1997               1996
-------------------------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities
  Cash received from customers                                                     $11,670,478       $ 11,641,847
  Cash paid to suppliers and employees                                             (10,876,160)       (11,634,441)
  Interest paid                                                                       (372,118)          (453,939)
  Other                                                                                103,804             17,648
-------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed) by operating activities                                   526,004           (428,885)
-------------------------------------------------------------------------------------------------------------------


Cash Flows From Investing Activities
  Purchases of property and equipment                                                 (524,232)          (371,785)
  Proceeds from sale of property and equipment                                             -               14,517
  Repayments (advances) on officer note receivable                                      26,528            (53,526)
-------------------------------------------------------------------------------------------------------------------


Net cash absorbed by investing activities                                             (497,704)          (410,794)
-------------------------------------------------------------------------------------------------------------------


Cash Flows From Financing Activities
  Proceeds from borrowings                                                             192,565          1,543,606
  Repayments of borrowings                                                            (368,274)        (1,404,498)
  Repayments on borrowings - related
    parties, net                                                                           -               (1,155)
  Proceeds from issuance of common stock, net                                              -              396,333
-------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed) by financing activities                                  (175,709)           534,286
-------------------------------------------------------------------------------------------------------------------


Increase in cash - restricted                                                           (2,360)          (194,617)
-------------------------------------------------------------------------------------------------------------------


Net decrease in cash                                                                  (149,769)          (500,010)

Cash, beginning of year                                                                438,079            938,089
-------------------------------------------------------------------------------------------------------------------


Cash, end of year                                                                   $  288,310        $   438,079
-------------------------------------------------------------------------------------------------------------------





                                                                                                        continued...
                                       F-7





--------------------------------------------------------------------------------------------------------------------


                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Cash Flows
                                                                                                         (continued)


Year Ended December 31,                                                                1997               1996
-------------------------------------------------------------------------------------------------------------------


Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities

Net income (loss)                                                                     $263,803          $(298,465)
Adjustments to reconcile net income (loss) to net
  cash provided (absorbed) by operating activities
    Depreciation and amortization                                                      374,041            421,200
    Interest on officer's note paid with stock                                             -              (42,300)
    Gain on disposal of fixed assets                                                       -              (14,517)
    Decrease (increase) in other assets                                                    817             (4,157)
    (Increase) decrease in
      Accounts receivable - billed                                                    (549,668)          (145,529)
      Accounts receivable - unbilled                                                  (296,859)           (11,426)
      Inventories                                                                      102,030           (304,896)
      Prepaid expenses and other assets                                                 22,582             67,107
    Increase (decrease) in
      Accounts payable - trade                                                         304,193           (163,392)
      Accrued expenses and other liabilities                                            55,214            (82,001)
      Customer deposits                                                                249,851            149,491
-------------------------------------------------------------------------------------------------------------------


Net cash provided (absorbed) by operating activities                                  $526,004          $(428,885)
-------------------------------------------------------------------------------------------------------------------


Supplemental Schedule of Investing and Financing Activities
 Cash paid for interest                                                              $381,232           $ 453,939
 Treasury stock received in exchange for amount
  due from officer note receivable                                                   $   -              $(102,300)
-------------------------------------------------------------------------------------------------------------------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.






                                       F-8


--------------------------------------------------------------------------------



                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies




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

Property and Equipment   Property and equipment is stated at cost.  Expenditures
                         for  ordinary  maintenance  and  repairs are charged to
                         income as incurred. Costs of betterments, renewals, and
                         major   replacements  are  capitalized.   At  the  time
                         properties  are retired or  otherwise  disposed of, the
                         related  cost  and  allowance  for   depreciation   are
                         eliminated from the accounts and any gain or loss on disposition is reflected in income.

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

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)


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


Fair Value               The  estimated  fair  value  of  financial  instruments
of Financial             approximate  their carrying  amounts as of December 31,
Instruments              1997 and 1996.  The  estimated  fair value of long term
                         debt is based on current rates offered the Company for debt of the same maturities.


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

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)


Earnings (Loss)          For the year  ended  December  31,  1997,  the  Company
per share                adopted Statement of Financial Accounting Standards No.
                         128  (SFAS  128),  "Earnings  Per  Share".  SFAS 128 is
                         effective for financial  statements  issued for periods
                         ending after December 15, 1997 and requires restatement
                         of all  prior  period  EPS  data  presented.  SFAS  128
                         provides  for the  calculation  of  basic  and  diluted
                         earnings  per  share.   Basic  earnings  per  share  is
                         computed  by  dividing   income   available  to  common
                         shareholders  by the weighted  average number of common
                         shares outstanding for the period. Diluted earnings per
                         share  reflects the  potential  dilution of  securities
                         that  could share  in  earnings   of  an  entity.   The
                         application of this statement had no effect on prior period EPS.



Long-Lived Assets        Effective   January  1,  1996,   the  Company   adopted
                         Statement of  Financial  Accounting  Standards  No. 121
                         (SFAS  121),   "Accounting   for  the   Impairment   of
                         Long-Lived  Assets  and  For  Long-Lived  Assets  to Be
                         Disposed Of." SFAS 121 requires that long-lived  assets
                         and  certain  intangibles  to be  held  and  used by an
                         entity  be  reviewed  for  impairment  when  events  or
                         changes in  circumstances  indicate  that the  carrying
                         amount may not be  recoverable.  In addition,  SFAS 121
                         requires  long-lived assets and certain  intangibles to
                         be  disposed of to be reported at the lower of carrying
                         amount of fair value less  costs to sell.  The  Company
                         reviews  the  carrying  values  of its  long-lived  and
                         identifiable  intangible assets for possible impairment
                         whenever  events or changes in  circumstances  indicate
                         that  the   carrying   amount  of  assets  may  not  be
                         recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1997, the Company has determined no impairment has occurred.


Recent Accounting        In June 1997, the Financial  Accounting Standards Board
Pronouncements           issued SFAS No. 130, "Reporting  Comprehensive Income,"
                         which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 is effective for financial statement periods beginning after December
                         15, 1997.

                         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ", (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has determined that future financial statements disclosures will not be affected by implementation of this standard due to the fact that the Company has only one operating segment.


--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements







1.    Property and       Property and equipment consist of the following:
      Equipment
                         December 31,                                                          1997              1996
                         ----------------------------------------------------------------------------------------------

                         Land and land improvements                                        $  435,110        $  349,513
                         Buildings                                                            955,386           945,805
                         Machinery and equipment                                            4,772,713         4,389,745
                         Rental equipment                                                      39,240            39,240
                         Construction in progress                                              68,612             1,558
                         ----------------------------------------------------------------------------------------------


                                                                                            6,271,061         5,725,861
                         Less: accumulated depreciation                                     4,739,999         4,344,990
                         ----------------------------------------------------------------------------------------------


                                                                                           $1,531,062        $1,380,871
                         ----------------------------------------------------------------------------------------------




2. Notes Payable         Notes payable consist of the following:
                         December 31,                                                         1997              1996
                         ---------------------------------------------------------------------------------------------


                         Note payable to Riggs Bank, maturing July 8, 1998
                          with monthly principal payments of $2,000 plus
                          interest, at a rate of prime plus
                          1.5%, 11.25% at December 31, 1997;
                          collateralized by accounts receivable.                            $935,000          $800,000

                         Note payable to John Schied,  maturing May 21,
                          1998;  with monthly  payments of $1,169 of
                          principal and interest, at a rate of 10%;
                          collateralized by certain vehicles.                                  5,699            18,451














                                      F-12
--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)






2.    Notes Payable      December 31,                                                          1997              1996
      (continued)        ----------------------------------------------------------------------------------------------


                         Note payable to Security Bank maturing
                            July 13, 1999; monthly payments of
                            $4,280 of principal and interest, at
                            a rate of prime plus 3%; 12.75% at
                            December 31, 1997; collateralized by
                            a first deed of trust on certain
                            land.                                                            $ 83,115          $117,091

                         Note payable to Midland Loan Service
                            maturing March 1, 1999; with varying
                            monthly payments of principal and
                            interest at a rate of 14%;
                            collateralized by plant buildings.                                103,918           118,049

                         Note payable to State Bank of
                            Remington, maturing December 22,
                            2000; with monthly payments of
                            $5,788 of principal and interest, at
                            a rate of 10.75%; collateralized by
                            equipment and vehicles.                                           180,300           225,000

                         Note payable to State Bank of
                            Remington, maturing February 11,
                            1999; with monthly payments of
                            interest at a rate of 6.85%;
                            collateralized by a certificate of
                            deposit.                                                          185,689           180,300

                         Note payable to State Bank of Remington
                            maturing November 1, 2001; with
                            monthly payments of $293 of
                            principal and interest, at a rate of
                            8%; collateralized by certain vehicles.                            11,787                -















                                      F-13

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)






2.    Notes Payable      December 31,                                                           1997             1996
      (continued)        ----------------------------------------------------------------------------------------------


                         Notes payable to Myers' trusts, each of
                            four maturing June 26, 1998; with
                            monthly payments of $3,241 of
                            principal and interest at a rate of
                            12%; collateralized by a third deed
                            of trust on land, inventory and
                            accounts receivable.                                             $623,252          $718,650


                         Notes payable to Branch Banking and
                            Trust maturing November 5, 1998;
                            with monthly payments of $2,000 of
                            principal and interest at a rate of
                            8%; collateralized by accounts
                            receivable, inventory and equipment
                            of Smith-Carolina Corporation.                                     83,064            98,273

                         Note payable to Obrey Messick, maturing
                            May 31, 2001; with monthly payments
                            of $1,461 of principal and interest,
                            at a rate of 10%; collateralized by
                            equipment.                                                         50,559            62,383

                         Notes payable to Obrey Messick,
                            maturing December 1, 2002; with
                            monthly payments of $582 of
                            principal and interest at a rate of
                            10%; collateralized by equipment.                                  27,383               -

                         Notes payable to Calvin Showalter,
                            maturing June 28, 1997; with monthly
                            payments of $1,268 of principal and
                            interest at a rate of 10%;
                            collateralized by equipment.                                          -               8,588

                         Notes payable to State Bank of
                            Remington, maturing June 21, 1998;
                            with varying monthly payments of
                            principal and interest at a rate of
                            9.26%; collateralized by machinery.                                17,574            36,941












--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)





2.    Notes Payable      December 31,                                                           1997              1996
      (continued)        ----------------------------------------------------------------------------------------------


                         Notes payable to Orix Leasing, maturing
                            July 2002, with monthly payments of
                            $1,640 of principal and interest at
                            13%; collateralized by equipment.                                $ 82,815            $    -

                         Notes payable to Poland Brothers Farm,
                            maturing August 2009, with monthly
                            payments of $598 of principal and
                            interest at a rate of 10.00%;
                            collateralized by land.                                            49,268                 -

                         Notes payable to United Leasing,
                            maturing June 29, 1999, with monthly
                            payments of $2,987 of principal and
                            interest at a rate of 21.7%;
                            collateralized by equipment.                                       39,974            61,668

                         Notes payable to United Leasing,
                            maturing October 4, 2000, with
                            monthly payments of $9,039 of
                            principal and interest at a rate of
                            19.7%; collateralized by equipment,
                            machinery, and a second deed of
                            trust on land.                                                    209,502           256,879

                         Installment notes and capitalized
                            leases collateralized by certain
                            machinery, equipment and stock
                            maturing at various dates, primarily
                            June 1998 and July 2001, with
                            interest rates primarily at 10% and
                            11.5%.                                                            135,440           166,077

                         Unsecured notes payable maturing at
                            various dates, primarily May 1998,
                            with interest rates primarily at
                            11.5% and 10%.                                                    134,329           266,027
                         ----------------------------------------------------------------------------------------------
                                                                                            2,958,668         3,134,377
                         Less current maturities                                            2,199,228         2,066,253
                         ----------------------------------------------------------------------------------------------
                                                                                           $  759,440        $1,068,124
                         ----------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)







2.    Notes Payable      The Company has a  substantial  portion of its debt due
      (continued)        contractually  within the next fiscal year.  Management
                         has shown the ability to  refinance  and/or  extend its
                         debt in prior  years,  and  intends  to  extend  and/or
                         refinance  certain debt as it becomes due in 1998.  The
                         Company  currently has an outstanding  letter of intent
                         with a bank for the  placement  of a 20 year  term loan
                         which  proceeds  will be used in  part,  to  repay  its
                         existing debt with Riggs Bank and the Myers' Trust. The
                         letter of intent  also  includes a  line-of-credit  and
                         mortgage  for plant  expansion.  The  Company  also has
                         received a commitment letter from another bank, subject
                         to certain  terms,  for a $1.5  million  line of credit
                         secured by  eligible  accounts  receivable.  Management
                         believes  it will be able  to  secure  a new  borrowing
                         arrangement in the near future. Substantially all notes
                         payable  have  been   personally   guaranteed   by  the
                         Company's President and majority stockholder.


                         The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

                              ---------------------------------------------
                              Year Ending December 31,            Amount

                                        1998                     $2,199,228
                                        1999                        491,813
                                        2000                        157,731
                                        2001                         67,290
                                        2002 and thereafter          42,606
                              ---------------------------------------------
                                                                 $2,958,668




3.    Related Party      The Company  currently leases three and a half acres of
      Transactions       its Midland, Virginia property from its President, on a
                         month-to-month basis, as additional storage space for the Company's finished work product. The lease terms call for minimum annual rent of $6,000.

                         Notes payable - related parties are unsecured, with no fixed maturity date (but no earlier than January 1, 1999) and bear interest at 10%. Total interest expense on these notes was $11,500 and $13,000 for the years ended December 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)








3.    Related Party      The Company had an unsecured note  receivable  from its
      Transactions       President  and majority  stockholder  with a seven year
      (continued)        term bearing  interest at 6%. During 1996,  $102,300 of
                         the note was  reduced  for the  Company's  purchase  of
                         40,920 common shares from the stockholder (see Note 7).
                         On  Decemeber  31,  1997 the  terms  of the  note  were
                         changed  to  call  the  annual   payments   of  $45,948
                         beginning on December 31, 1998, and continuing through maturity on December 31, 2002. Total interest income on this note was approximately $39,500 and $42,300 for the years ended December 31, 1997 and 1996, respectively.


                         As of December 31, 1997 and 1996, the Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $139,000 and $135,000, respectively. Borrowings of approximately $117,500 were outstanding against the cash surrender value at December 31, 1997 and 1996, respectively.



4.    Income Taxes       The  provision for income taxes differs from the amount
                         determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

                         Year ended December 31,                                   1997                        1996
                         --------------------------------------------------------------------------------------------------
                                                                             Amount     Percent         Amount      Percent
                         --------------------------------------------------------------------------------------------------
                         Income taxes at statutory rate                    $   89,700     34%        $   (101,500)     34%
                         Increase (decrease) in taxes resulting from:
                         Utilization of net operating loss carryforward       (97,800)   (37)
                         Increase in valuation allowance                                                   81,700     (27)
                         Other                                                  8,100      3               19,800      (7)
                         --------------------------------------------------------------------------------------------------
                                                                           $       -       -%        $         -        -%
                         --------------------------------------------------------------------------------------------------



                         Deferred tax assets (liabilities) are as follows:

                         December 31,                                  1997            1996
                         ---------------------------------------------------------------------

                         Depreciation                                $  (4,400)      $ (92,900)
                         Allowance for doubtful accounts                92,500         133,600
                         Vacation accrued                               68,300          54,600
                         Operating loss carryforwards                  753,000         790,500
                         ---------------------------------------------------------------------


                         Net deferred tax asset                        909,400         885,800
                         Deferred tax asset valuation allowance       (909,400)       (885,800)
                         ---------------------------------------------------------------------


                                                                     $    -          $       -
                         ---------------------------------------------------------------------


                         At December  31,  1997,  the Company had  approximately
                         $1,900,000 of cumulative net operating loss carryforwards with expiration dates through December 31, 2011.




5.    Employee Benefit   The Company has a 401(k)  retirement  plan (the "Plan")
      Plans              covering substantially all employees.  Participants may
                         contribute up to 10% of their compensation to the Plan.
                         The  Company   contributes  25%  of  the  participant's
                         contribution,   up   to   1%   of   the   participant's
                         compensation,   as  a  matching   contribution.   Total
                         contributions for the years ended December 31, 1997 and 1996 were $3,908 and $3,750, respectively.

                         Also, the Company has a profit sharing plan which provides for employee bonuses based upon the Company's results of operations. No payments were made during the years ended December 31, 1997 and 1996.

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)









6.    Commitments    a)  The  Company  has  an  employment  agreement  with  its
      and                President  which expires  December 31, 1999 pursuant to
      Contingencies      which he will be paid an annual salary of $175,000. The
                         President is also entitled to receive  benefits offered
                         to the Company's other employees, and certain severance
                         benefits  if  the  Company  terminates  the  employment
                         agreement  without cause.  In addition,  the employment
                         agreement   precludes  the  President  from  disclosing
                         confidential information and from competing with the Company during each year of his employment and, for at least one year thereafter.

                     b) On August 5, 1994, the Board of Directors and Stockholders of the Company adopted the 1994 Stock Option Plan (the "1994 Plan") which allows the Company to grant options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. The aggregate number of shares of Stock for which options may be granted shall not exceed 280,000 shares. Options issued under the 1994 Plan may be either "incentive stock options" within the meaning of
                         Section 422A of the United States Internal Revenue Code of 1986, as amended, or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)










6.    Commitments        The 1994 Plan is administered by disinterested  members
      and                (as defined by Section  16b-3 of the  Exchange  Act) of
      Contingencies      the Board of Directors.  These disinterested members of
      (continued)        the Board determine those individuals who shall receive
                         options,  the time period  during which the options may
                         be partially or fully  exercised,  the number of shares
                         of  Common  Stock  that  may be  purchased  under  each
                         option,  and the option price.  The per share  exercise
                         price of the Common  Stock  subject to options  granted
                         pursuant to the 1994 Plan may not be less than the fair
                         market value of the Common Stock on the date the option
                         is  granted,  except that in the case of a grant to any
                         person who owns, directly or indirectly, at the time of
                         the granting of an incentive stock option,  10% or more
                         of the total  combined  voting  power of all classes of
                         stock of the Company (a "10% Stockholder") shall not be
                         eligible to receive any  incentive  stock options under
                         the 1994 Plan unless the option  price is at least 110%
                         of the fair market value of the Common Stock subject to
                         the   option,   determined   on  the  date  of   grant.
                         Non-qualified   options   are  not   subject   to  this
                         limitation. In a prior year the Company granted options to purchase 20,000 shares under the 1994 Plan at an exercise price of $3.60 per share which was equal to the price per share of Common Stock sold in the Company's initial public offering. The options vested upon the effective date of the Company's initial public offering. During the year ended December 31, 1997 the Company granted employees options to purchase 18,450 shares of common stock at an excise price of $1.00 per share. These options vest over a period of nine years.
                         No options have been exercised or cancelled through December 31, 1997.

                     c) In late 1995, the Company filed four separate informal claims totalling $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the state of Maryland, including the newly issued "Noise Barrier Acceptance Criteria", which occurred after the award of the contracts and after unit production in accordance with the contracts was virtually complete. These claims were increased to approximately $1,081,000 at December 31, 1996.

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)








6.    Commitments        Specifically,  the state of Maryland adjusted its noise
      and                barrier  acceptance  criteria  over a period of several
      Contingencies      months  during  1995  with  the  latest  version  dated
      (continued)        October  13,  1995.  According  to the  Company,  these
                         changes  were  significantly  different  than  contract
                         provisions  and  historical  acceptance  criteria  upon
                         which the jobs were bid and for which the  Company  was
                         contracted.  The Company incurred  significant costs to
                         rework  panels and in certain  instances  construct new
                         panels to comply with the new standards.  Additionally,
                         the Company lost  production  time and revenue on other
                         contracts  due to  the  time  devoted  to  address  the
                         criteria  changes.  The Company has continued to pursue
                         collection  on  the  claims  filed  and  has  hired  an
                         attorney who specializes in this area. According to the
                         Company's attorney, there is substantial likelihood the
                         State Highway  Administration (SHA) will compensate the
                         prime contractors for SHA's improper  actions,  and the
                         Company   will   receive    additional    compensation.
                         Approximately $270,000 of the total contract claims is included in trade accounts receivable at December 31, 1997.

                     d) The company owes prior benefit plan participants approximately $205,000 and $211,000 at December 31, 1997 and 1996, respectively, related to the Company's terminated retirement plan, which is included in accrued expenses and other liabilities. At December 31, 1997, the Company had a certificate of deposit with a balance of approximately $197,000, which has also been pledged as collateral on a $180,300 loan, to fund the plan obligation with all interest earned allocated to the participants.

                     e) The Company is self insured for heath care claims for eligible active employees. The Company carries stop loss insurance which limits the amount for individual claims and total claims in any one year. The Company provides a liability for estimated claims incurred but not reported.

--------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                   Notes to Financial Statements
                                                                     (continued)








7.    Stockholders'      In  December  1995,  the Company  completed  an initial
      Equity             public offering  ("IPO") of 1,000,000  shares of common
                         stock,  $.01 par value per share (the "Common  Stock"),
                         and 1,000,000 Redeemable Common Stock Purchase Warrants
                         (the  "Warrants"),  at a  purchase  price of $3.60  per
                         share of Common  Stock and Warrant sold  together.  The
                         Company   realized  net   proceeds   from  the  IPO  of
                         approximately  $2,618,000. In January 1996, the Company
                         completed an  overallotment  of an  additional  150,000
                         shares of Common  Stock and  150,000  Warrants  for net
                         proceeds  of  approximately   $396,000.  No  value  was
                         assigned to the warrants as the amount would be nominal.

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

                                  EXHIBIT INDEX


Exhibit
   No.                                      Title
-------                                     -----
 10a Agreement by Roderic H. Slaton, Trustee of the Myers Trust, to extend the due dates of the four Myers Trust Notes, dated April 2, 1998.

 10b Third Amendment to Loan Agreement by and among Riggs Bank N.A., the Company and all of the Company's subsidiaries, dated as of March 8, 1998.

 10c Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997.

 27               Financial Data Schedule