Form 10KSB40/A
period 1997-12-31
SMITH MIDLAND CORP
filed 1998-04-30
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1


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

                                    PART III

ITEM 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

                                                     Director Or
                                                      Executive
Name                                 Age             Officer Since              Position
----                                 ---             -------------              --------
Rodney I. Smith                       59                1970                    Chief Executive Officer, President
                                                                                And Chairman of the Board of
                                                                                Directors

Ashley Smith                          35                1994                    Vice President of Sales and
                                                                                Marketing and Director

Wesley A. Taylor                      50                1994                    Vice President of Administration
                                                                                and Director

Andrew Kavounis                       72                1995                    Director

Bernard R. Patriacca                  54                1995                    Director

Robert McElhinney                     53                1997                    Vice President of Finance and
                                                                                Chief Financial Officer

Background

     The following is a brief summary of the background of each Director and executive officer of the Corporation:

Rodney I. Smith. Chairman of the Board of Directors, Chief Executive Officer and President. Rodney I. Smith co-founded the Corporation in 1960 and became its President and Chief Executive Officer in 1965. He has served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Corporation's proprietary and patented products. Mr. Smith is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986.

Ashley Smith. Vice President of Sales and Marketing and Director. Mr. Smith has served as Vice President of Sales and Marketing of the Corporation since 1990 and as a Director since December 1994. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley Smith is the son of Mr. Rodney I. Smith.

Wesley A. Taylor. Vice President of Administration and Director. Wesley Taylor has served as Vice President of Administration of the Corporation since 1989 and as a Director since December 1994, and previously held positions as Controller and Director of Personnel and Administration. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University.

Andrew Kavounis. Director. Mr. Kavounis has served as a Director of the Corporation since December 1995. Mr. Kavounis has been the President of Core Development Co., Inc., a privately held construction and development concern, since 1991. From 1989 to 1991, Mr. Kavounis was the Executive Vice President of the Leadership Group, a Maryland based builder and developer. Prior to that time, Mr. Kavounis spent 37 years as an executive at assorted construction and development companies, which included a position as the National Vice President of Ryland Homes, a privately held company, in which capacity he was directly responsible for the construction of 17,000 homes annually, nationwide. Mr. Kavounis received a Bachelor of Science degree in Chemical Engineering from Presbyterian College, a Bachelor of Science degree in Civil and Mechanical
Engineering from Wofford College, and a Master's degree in Business Administration from the University of South Carolina.

Bernard R. Patriacca. Director. Mr. Patriacca has served as a Director of the Corporation since December 1995. Since May 1994, Mr. Patriacca has served as Vice President and co-founder of Errands Etc., Inc., a privately held business providing personal services. From January 1994 to May 1994, Mr. Patriacca served as the Vice President of Finance and Administration for Sky Rock Services Corp., a privately held service business. From 1992 through March 1993, Mr. Patriacca served as the Chief Financial Officer for Boston Coach, a privately held limousine service company. From 1991 to 1992 and from March 1993 to January 1994, Mr. Patriacca served as an independent financial consultant. Mr. Patriacca served from 1973 to 1991 in various capacities, including as Senior Vice President and Chief Financial Officer for Dunkin' Donuts Incorporated, a privately held food service company ("Dunkin' Donuts"). Since April 1997, Mr. Patriacca has served as a director of Video Update, Inc., a publicly traded chain of retail video stores. Since January 1992, Mr. Patriacca has served as a director of ENCON Systems, Inc., a publicly traded full-service energy management company. Mr. Patriacca received a Bachelor of Science degree in Accounting from Northeastern University and a Master's degree in Financing/Accounting from Northeastern University, and he is a Certified Public Accountant.

Robert McElhinney. Vice President of Finance and Chief Financial Officer. Mr. McElhinney was appointed as Vice President of Finance and Chief Financial Officer in August 1997. From 1995 to 1997, he was the Chief Financial Officer and General Manager of ABC Photo & Imaging Services in Manassas, Virginia. From 1993 to 1995, Mr. McElhinney served as the Director of Finance and Corporate Secretary of Ten Hoeve Bros., Inc of Carlstadt, New Jersey where he oversaw 13 corporate branches. Mr. McElhinney was the Controller at Rutgers Express, Inc. from 1991 to 1993 and from 1980 to 1991 he served as the Chief Financial Officer and General Manager of National Roofing, Inc. of Millington, New Jersey. Mr. McElhinney received his Bachelor of Arts degree in Accounting from Rutgers University and his Masters degree in Accounting from Thomas Edison College.

Compliance with Section 16(A)

     Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Corporation's Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange

Commission (the "Commission") and any national securities exchange on which the Corporation's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by the Commission's regulations to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Corporation and written representations from the executive officers and Directors, the Corporation believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied, except for the Form 3 filing due for Mr. Wesley Taylor upon the grant of stock options which was filed May 1, 1998 , the Form 4 filings due for Mr. Ashley Smith due upon the purchase of 850 shares of common stock and the grant of stock options which was filed May 1, 1998 and the Form 4 filing due for Mr. Rodney Smith due upon the purchase of 4,000 shares of common stock which was filed May 1, 1998.

ITEM 10.  Executive Compensation

     The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company whose cash compensation exceeded $100,000 during that year:

                                                                                           Long Term Compensation
                                                                           --------------------------------------------------
                                           Annual Compensation                      Awards                    Payouts
                                    ----------------------------------     -----------------------       --------------------
         (a)              (b)         (c)          (d)           (e)           (f)           (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------
                                                                Other                                                   All
                                                               Annual      Restricted                                  Other
      Name and                                                 Compen-        Stock       Options/        LTIP        Compen-
      Principal                     Salary        Bonus        sation        Awards         SARs         Payouts      sation
      Position           Year          $            $             $             $            (#)            $            $
      ---------          ----       -------      ------        -------      --------        ------       -------      -------
Rodney I. Smith,         1997       170,503      81,500           -             -             -             -            -
President, Chief         1996       175,000         -             -             -             -             -        5,028(1)
Executive Officer        1995        84,675         -             -             -             -             -            -
and Chairman of
the Board.

(1) Mr. Smith received approximately $419 per month from the Corporation to cover automobile and dining expenses.

Employment Agreements

     The Corporation has entered into an employment agreement with Mr. Rodney I. Smith, which provides for an annual base salary of $175,000. The present term of the agreement continues until December 31, 1999, and is thereafter automatically renewed for successive one year periods unless Mr. Smith or the Corporation gives the other party three months prior written notice of non-renewal. Bonuses and salary increases may be granted by the Compensation Committee of the Board of Directors, as it so determines from time to time. Mr. Smith also is entitled to receive benefits offered to the Corporation's employees generally. If terminated without cause, Mr. Smith is entitled to receive as severance pay an amount equal to twenty-four (24) months of his base salary, less taxes, other required withholdings and any amounts owed to the Company, payable in accordance with the Company's standard payroll procedures. In addition, the employment agreement precludes Mr. Smith from competing with the Corporation during his employment and for at least one year thereafter, and from disclosing confidential information. The Corporation is the owner of and the beneficiary of three key person life insurance policies on Mr. Smith totaling $1,400,000.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 26, 1998, certain information concerning ownership of the Corporation's Common Stock by (i) each person known by the Corporation to own of record or be the beneficial owner of more than five percent (5%) of the Corporation's Common Stock, (ii) each of the Corporation's Directors and Director nominees and Executive Officers, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                          Number of Shares
              Name and Address of                         Percentage of                      Percentage
              Beneficial Owner(1)                         Beneficially Owned(2)              of Class
              -------------------                         ---------------------              --------
              Rodney I. Smith(3)(4)(5)                          843,298                        27.70
              Robert M. Rubin(6)                                230,000                         7.55
              Ashley Smith(3)(4)(7)                              92,717                         3.04
              Wesley A. Taylor(8)                                 2,700                         0.09
              Andrew Kavounis                                      -0-                           -0-
              Bernard R. Patriacca                                 -0-                           -0-
              Robert McElhinney                                    -0-                           -0-
              All directors and officers as a group              938,715                       30.83
              (6 persons)(2)(3)(4)(5)(6)(7)(8)

       (1) The address for each of Messrs. Rodney I. Smith, Ashley Smith, Taylor, Kavounis, Patriacca, and McElhinney is c/o Smith-Midland Corporation, Route 28, Midland, Virginia 22728. The address for Mr. Rubin is 6060 Kings Gate Circle, Dealany Beach, Florida 33486.

       (2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

       (3) Rodney I. Smith and Ashley Smith are father and son, respectively. Each of Rodney I. Smith and Ashley Smith disclaims beneficial ownership of the other's shares of Common Stock.

       (4) Does not include an aggregate of 116,958 shares of Common Stock held by Jeremy Smith, Matthew Smith, and Roderick Smith, sons of Rodney I. Smith, and brothers of Ashley Smith, and 112,713 shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley Smith, for which each of Rodney I. Smith and Ashley Smith disclaims beneficial ownership.

       (5) Includes the 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the "Trust") for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and Mr. Smith's children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares as he deems fit. Includes the 230,000 shares of Common Stock held by Mr. Robert M. Rubin which Mr. Smith holds an irrevocable proxy to vote as Mr. Smith deems fit, subject to certain limitations. This proxy expires on the first to occur of (i) ten years from the date of the proxy or (ii) the sale by Mr. Rubin of the shares of Common Stock subject to the proxy. The 230,000 shares of Common Stock held by Mr. Rubin were accounted for in calculating both Mr. Smith's and Mr. Rubin's beneficial ownership.

       (6) Mr. Smith holds an irrevocable proxy to vote the 230,000 shares of Common Stock held by Mr. Rubin. This proxy expires on the first to occur of (i) ten years from the date of the proxy or (ii) the sale by Mr. Rubin of the shares of Common Stock subject to the proxy. The 230,000 shares of Common Stock held by Mr. Rubin were accounted for in calculating both Mr. Smith's and Mr. Rubin's beneficial ownership.

       (7) Includes options to purchase 3,100 shares of Common Stock of the Corporation exercisable at $1.00 per share.

       (8) Includes options to purchase 2,700 shares of Common Stock of the Corporation exercisable at $1.00 per share.

ITEM 12.  Certain Relationships and Related Transactions.

     The Corporation had an unsecured note receivable from Mr. Rodney Smith, the Corporation's President and majority shareholder, with a seven year term accruing interest at a rate of 6% per annum. During 1996, $102,300 of the note was reduced for the Corporation's purchase of 40,920 common shares from Mr. Smith. On December 31, 1997, the terms of the note were changed to call the annual payments of $45,948 beginning on December 31, 1998 and continuing through maturity on December 31, 2002. Total interest income on this note was approximately $39,500 and $42,300 for the year ended December 31, 1997 and 1996, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMITH-MIDLAND CORPORATION


Date:    April 30, 1998                By: /s/ Rodney I. Smith
                                          -------------------------------------
                                          Rodney I. Smith, President

         In accordance with the Exchange Act, this amendment to the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                               Capacity                                    Date
----                                               --------                                    ----

/s/ Rodney I. Smith                         Chairman of the Board,                        April 30, 1998
--------------------------------            Chief Executive Officer
Rodney I. Smith                             and President (principal
                                            executive officer)

/s/ Robert V. McElhinney                    Vice President of Finance                     April 30, 1998
--------------------------------            (principal finance and
Robert V. McElhinney                        accounting officer)


/s/ Wes Taylor                              Vice President of                             April 30, 1998
--------------------------------            Administration and
Wes Taylor                                  Director


/s/ Ashley Smith                           Vice President of Sales and                    April 30, 1998
--------------------------------            Marketing and Director
Ashley Smith


/s/ Andrew Kavounis                         Director                                      April 30, 1998
--------------------------------
Andrew Kavounis


/s/ Bernard R. Patriacca                    Director                                      April 30, 1998
--------------------------------
Bernard R. Patriacca