Form 10QSB
period 1998-03-31
SMITH MIDLAND CORP
filed 1998-05-19
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


            Quarterly Report Filed Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarter year ended                               Commission File Number
     March  31, 1998                                             1-13752



                            SMITH-MIDLAND CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                             54-1727060
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


         As of May 15, 1998, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
         Item 1.  Financial Statements

                     Consolidated Balance Sheets;                           1
                     March 31, 1998 (Unaudited);
                     and December 31, 1997 (Unaudited)

                     Consolidated Statements of Operations                  2
                     (Unaudited); Three months ended
                     March 31, 1998  and 1997

                     Consolidated Statements of Cash Flows                  3
                     (Unaudited); Three months ended
                     March 31, 1998 and 1997

                     Notes to Consolidated Financial Statements (Unaudited) 4

         Item 2. Management's Discussion and Analysis of Financial          7
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         11

         Item 2.  Changes in Securities                                     11

         Item 3.  Defaults Upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote of Security Holders       11

         Item 5. Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                          11

         Signatures                                                         12


                                         PART I - Financial Information
Item 1.  Financial Statements

                                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                  (Unaudited)
                                                                                   March 31,          December 31,
         Assets                                                                      1998                1997
Current assets:                                                                  -----------         -----------
   Cash and cash equivalents                                                     $   353,448         $   288,310
                                                                                 -----------         -----------
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $241,804 and $200,465                                                       2,974,606           3,254,993
     Trade - unbilled                                                                729,717             410,158
   Inventories:
     Raw materials                                                                   480,583             486,583
     Finished goods                                                                1,233,115             942,427
   Prepaid expenses and other assets                                                 178,148              69,801
                                                                                 -----------         -----------
        Total current assets                                                       5,949,617           5,452,272
                                                                                 -----------         -----------
Property and equipment, net                                                        1,527,280           1,531,062
                                                                                 -----------         -----------

Other assets:
   Cash - restricted                                                                 196,977             196,977
   Note receivable, officer                                                          632,472             632,472
   Other                                                                              75,741              79,443
                                                                                 -----------         -----------
         Total other assets                                                          905,190             908,892
                                                                                 -----------         -----------
       Total Assets                                                              $ 8,382,087         $ 7,892,226
                                                                                 ===========         ===========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                            $2,330,091          $2,199,228
   Accounts payable -- trade                                                       2,272,003           1,744,127
   Accrued expenses and other liabilities                                            554,125             570,693
   Customer deposits                                                                 491,773             450,474
                                                                                 -----------         -----------
     Total current liabilities                                                     5,647,992           4,964,522
Notes payable -- less current maturities                                             506,094             759,440
Notes payable -- related parties                                                     112,415             115,598
                                                                                 -----------         -----------
     Total Liabilities                                                             6,266,501           5,839,560
                                                                                 -----------         -----------
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                 --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                                   30,857              30,857
   Additional capital                                                              3,450,085           3,450,085
   Treasury Stock                                                                   (102,300)           (102,300)
   Retained earnings (deficit)                                                    (1,263,056)         (1,325,976)
                                                                                 -----------         -----------
     Total Stockholders' Equity                                                    2,115,586           2,052,666
                                                                                 -----------         -----------
       Total Liabilities and Stockholders'  Equity                               $ 8,382,087         $ 7,892,226
                                                                                 ===========         ===========


               The accompanying notes are an integral part of these consolidated financial statements.



                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                                     (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                  1998                   1997
                                                                              -----------            -----------

Revenue                                                                       $ 3,026,660            $ 2,080,790

Cost of goods sold                                                              2,215,063              1,553,538
                                                                              -----------            -----------

Gross profit                                                                      811,597                527,252
                                                                              -----------            -----------

Operating expenses:
     General and administrative expenses                                          567,811                476,678
     Selling expenses                                                             149,416                175,566
                                                                              -----------            -----------

     Total operating expenses                                                     717,227                652,244
                                                                              -----------            -----------

Operating income (loss)                                                            94,370               (124,992)
                                                                              -----------            -----------

Other income (expense):
     Royalties                                                                     38,451                 35,639
     Interest expense                                                             (94,057)              (104,014)
     Interest income                                                               11,173                  1,642
     Other                                                                         12,983                 30,450
                                                                              -----------            -----------

         Total other income (expense)                                             (31,450)               (36,283)

Income (loss) before income taxes                                                  62,920               (161,275)
Income tax expense (benefit)                                                         --                     --
                                                                              -----------            -----------

         Net income (loss)                                                    $    62,920            $  (161,275)
                                                                              ===========            ===========

Net income (loss) per share                                                   $       .02            $      (.05)
                                                                              ===========            ===========

Weighted average common shares outstanding                                      3,044,798              3,044,798
                                                                              ===========            ===========


             The accompanying notes are an integral part of these consolidated financial statements.




                                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     1998               1997
                                                                                 -----------         -----------
Cash flows from operating activities:
     Cash received from customers                                                $ 3,067,238         $ 2,731,673
     Cash paid to suppliers and employees                                         (2,730,270)         (2,320,931)
     Interest paid                                                                   (94,057)           (104,014)
 Other                                                                                24,156              32,092
                                                                                 -----------         -----------
       Net cash provided (absorbed) by operating activities                          267,067             338,820
                                                                                 -----------         -----------
Cash flows from investing activities:
     Purchases of property and equipment                                             (76,263)           (206,451)
     (Increase) decrease in officer note receivable                                     --                 1,000
                                                                                 -----------         -----------
       Net cash absorbed by investing activities                                     (76,263)           (205,451)
                                                                                 -----------         -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                      --                  --
     Repayments of bank borrowings                                                  (125,666)           (174,496)
       Net cash provided (absorbed) by financing activities                         (125,666)           (174,496)
                                                                                 -----------         -----------

Net increase (decrease) in cash and cash equivalents                                  65,138             (41,127)

Cash and cash equivalents at beginning of period                                     288,310             438,079
                                                                                 -----------         -----------

Cash and cash equivalents at end of period                                       $   353,448         $   396,952
                                                                                 ===========         ===========

Reconciliation of net income (loss) to net cash provided
  (absorbed) by operating activities:

Net income (loss)                                                                $    62,920         $  (161,275)
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                  80,045             120,446
       Decrease (increase) in other assets                                             3,702              12,201
       Decrease (increase) in:
         Accounts receivable - billed                                                280,387            (567,077)
         Accounts receivable - unbilled                                             (319,559)             78,476
         Inventories                                                                (284,688)           (388,095)
         Prepaid expenses and other assets                                          (108,347)             41,359
       Increase (decrease) in:
         Accounts payable - trade                                                    527,876              26,240
         Accrued expenses and other liabilities                                      (16,568)             72,700
         Customer deposits                                                            41,299             (30,309)
                                                                                 -----------         -----------
Net cash provided (absorbed) by operating activities                             $   267,067         $   338,820
                                                                                 ===========         ===========


             The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998

Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB, for the year ended December 31, 1997.

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month periods ended March 31, 1998 and 1997.

     The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation

     The Company's accompanying consolidated financial statements include the accounts of Smith-Midland Corporation, a Delaware corporation and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                 Years
                                                                 -----

       Buildings...............................................  10-33
       Trucks and automotive equipment.........................   3-10
       Shop machinery and equipment............................   3-10
       Land improvements.......................................  10-30
       Office equipment........................................   3-10

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three-month periods ended March 31, 1998 and 1997, as the Company does not expect to incur income tax expense for fiscal year 1998 and did not incur income tax expense in fiscal year 1997.

Revenue Recognition

     The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of sound wall and Slenderwall(TM) concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Net Income (Loss) Per Share

     Net Income (loss) per share is calculated based on net income and the weighted average number of shares of common stock outstanding during the period.

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

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 1998 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1998. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Companies accounting policies and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended March 31, 1998 compared to the three months ended March 31, 1997

     For the three months ended March 31, 1998, the Company had total revenue of $3,026,660 compared to total revenue of $2,080,790 for the three months ended March 31, 1997, an increase of $945,870 or 45%. Total product sales were $2,567,972 for the three months ended March 31, 1998 compared to $1,787,333 for the same period in 1997, an increase of $780,639 or 44%. The increase resulted from management's determined effort to keep the sales backlog at a level that will insure consistent factory utilization and profitability. This effort coupled, with a strong economy, has resulted in a good first quarter revenue result for the Company. Shipping and installation revenue was $458,688 for the three months ended March 31, 1998 and $293,457 for the same period in 1997, an increase of $165,231, or 56%. The increase is attributable to the increase in 1998 sales volume over 1997.

     Total cost of goods sold for the three months ended March 31, 1998 was $2,215,063, an increase of $661,525 or 42% from $1,553,538 for the three months ended March 31, 1997. The increase was primarily the result of increased revenue. Total cost of goods sold, as a percentage of total revenue, decreased to 73% for the three months ended March 31, 1998, from 75% for the three months ended March 31, 1997 primarily due to the economies caused by the increased volume.

     For the three months ended March 31, 1998, the Company's general and administrative expenses increased $91,133 to $567,811 from $476,678 during the same period in 1997. The increase was attributed to three different factors. Approximately $35,000 is attributed to the growth of Easi-Set the
Company's, licensing  subsidiary  which already  licenses  many of the company's
patented products   world   wide  and  is  working   toward   licensing   the
Company's Slenderwall(TM) product. The second factor is an accrual of approximately $35,000 to recognize the potential liability of a use tax issue raised as a result of a routine Virginia State sales and use tax audit which the Company is contesting and is in the processes of an appeal with the state of Virginia, and hopes to have resolution of the matter by the end of the third quarter 1998. The balance of this increase is attributed primarily to increase in personnel wages and costs related to the increases in general support of operations.

     Selling expenses for the three months ended March 31, 1998 decreased ($26,150) to $149,416 from $175,566 for the three months ended March 31, 1997 resulting from better management of sales and marketing expenses and a decrease in that department's wage expense..

     The Company's operating income for the three months ended March 31, 1998 was $94,370, compared to an operating loss of ($124,992) for the three months ended March 31, 1997, an increase of $219,362. The improved operating income resulted primarily from a 54% increase in gross profit, offset somewhat, by a 10% increase in operating expenses.

     Royalty income totaled $38,451 for the three months ended March 31, 1998, compared to $35,639 for the same three months in 1997. The increase of $2,812, or 8%, was due to a higher volume of product sales by licensees.

       Interest expense was $94,057 for the three months ended March 31, 1998, compared to $104,014 for the three months ended March 31, 1997. The decrease of ($9,957), or 10%, was primarily due to an improved overall rate of interest paid on outstanding debt and the retirement of debt.

     Net income was $62,920 for the three months ended March 31, 1998, compared to a loss of ($161,275) for the same period in 1997. Net income per share for the current three month period was $.02 compared to a net loss per share of ($.05) for the three months ended March 31, 1997.

     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from its initial public offering ("IPO") and subsequent over-allotment, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.

     The Company had $2,948,600 of indebtedness at March 31, 1998, of which $2,330,091 is scheduled to mature within twelve months. Included in the indebtedness were two notes totaling approximately $1,528,580, secured by assets of the Company, that matured in July 1997 and were not paid by the Company. For one, the company has agreed in principle with the Trustee of the Myers' Trust debt of which $597,580, was outstanding as of March 31, 1998, to extend the due date to June 26, 1998. The company has also received an extension to July 8, 1998 from Riggs Bank for a note payable, of which $931,000, was outstanding as of March 31, 1998. The Company currently has a letter of commitment, contingent upon approval of the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee, from a bank for the placement of a 23 year commercial mortgage and equipment loan, the proceeds of which will be used in part, to repay the company's existing debt to Myers' Trust and Riggs Bank. The letter of commitment also includes a line-of-credit and a mortgage for plant expansion and new equipment financing. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. In the event that the Company was not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders.

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

     Other Comments

     The Company has formed a team to address the affect of the year 2000 on the Company's data processing systems and operations. The Company expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is currently planning to send questionnaires to its suppliers and customers to ensure that they are taking steps to be year 2000 compliant.

     The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby reducing the Company's production capacity. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the springconstruction season. However, as of the date of this filing, the Company's backlog is approximately $4.7 million, of which $1.5 million represents firm contracts for Slenderwall(Tm) and architectural pre-cast concrete products. The majority of the projects relating to this backlog are contracted to be constructed in 1998.

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

                                           SMITH-MIDLAND CORPORATION




Date: May 18, 1998                         By: /s/ Rodney I. Smith
                                           -----------------------
                                           Rodney I. Smith
                                           Chairman of the Board,
                                           Chief Executive Officer and President
                                           (principal executive officer)


Date: May 18, 1998                         By: /s/ Robert V. McElhinney
                                           ----------------------------
                                           Robert V. McElhinney
                                           Vice President of Finance,
                                           Chief Financial Officer
                                           (principal financial officer)