Form 10QSB
period 1998-06-30
SMITH MIDLAND CORP
filed 1998-08-19
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


           Quarterly Report Filed Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the quarter year ended                       Commission File Number
        June 30, 1998                                    1-13752



                           SMITH-MIDLAND CORPORATION
                            (Name of Small Business
                      Issuer As Specified In Its Charter)



           Delaware                                           54-1727060
-------------------------------                        ----------------------
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

                  Yes   X                                     No ____
                     -------

         As of August 15, 1998, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                           SMITH-MIDLAND CORPORATION
                                     INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1.  Financial Statements

                       Consolidated Balance Sheets;                            2
                       June 30, 1998 (Unaudited);
                       and December 31, 1997 (Unaudited)

                       Consolidated Statements of Operations                   3
                       (Unaudited); Three months ended
                       June 30, 1998  and 1997


                       Consolidated Statements of Operations                   4
                       (Unaudited); Six months ended
                       June 30, 1998  and 1997


                       Consolidated Statements of Cash Flows                   5
                       (Unaudited); Three months ended
                       June 30, 1998 and 1997

                       Notes to Consolidated Financial Statements (Unaudited)  6

         Item 2. Management's Discussion and Analysis of Financial             9
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           15

         Item 2.  Changes in Securities                                       15

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 5. Other Information                                            15

         Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                           16

                                         PART I - Financial Information
Item 1.  Financial Statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                 June 30,           December 31,
         Assets                                                                   1998                 1997
                                                                                 -------            --------
Current assets:
   Cash and cash equivalents                                                        $276,096         $  288,310
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $247,878 and $231,304                                                       3,402,736          3,254,993
     Trade - unbilled                                                                433,822            410,158
   Inventories:
     Raw materials                                                                   518,979            486,583
     Finished goods                                                                1,140,822            942,427
   Prepaid expenses and other assets                                                 279,724             69,801
        Total current assets                                                       6,052,179          5,452,272

Property and equipment, net                                                        1,660,802          1,531,062
                                                                                 -----------        -----------

Other assets:
   Cash - restricted                                                               1,066,762            196,977
   Note receivable, officer                                                          648,446            632,472
   Other                                                                             173,314             79,443
                                                                              --------------       -------------

Total other
  assets                                                                           1,888,522            908,892
---------                                                                     --------------       -------------
       Total Assets                                                               $9,601,503          $7,892,226
                                                                                  ==========          ==========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                         $      50,280          $2,199,228
   Accounts payable -- trade                                                       2,102,146           1,744,127
   Accrued expenses and other liabilities                                            645,498             570,693
   Customer deposits                                                                 449,912             450,474
                                                                                 ------------       ------------
     Total current liabilities                                                     3,247,836           4,964,522
Notes payable -- less current maturities                                           4,017,147             759,440
Notes payable -- related parties                                                     109,348             115,598
                                                                                 ------------         ------------
     Total Liabilities                                                             7,374,331           5,839,560

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                    --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                                   30,857              30,857
   Additional capital                                                              3,450,085           3,450,085
   Treasury Stock                                                                   (102,300)           (102,300)
    Retained earnings (deficit)                                                   (1,151,470)         (1,325,976)
                                                                                 -----------        ------------
     Total Stockholders' Equity                                                    2,227,172           2,052,666
                                                                                 -----------        ------------
       Total Liabilities and Stockholders'  Equity                                $9,601,503          $7,892,226
                                                                                  ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          June 30,
                                                                                     1998            1997
                                                                                ------------     -----------
Revenue                                                                         $3,401,412        $3,537,513

Cost of goods sold                                                                2,643,833        2,596,299
                                                                                 ----------        ---------

Gross profit                                                                       757,579           941,214
                                                                               -----------        ----------

Operating expenses:
     General and administrative expenses                                           368,696           577,409
     Selling expenses                                                              171,866           116,306
                                                                               -----------      ------------

     Total operating expenses                                                      540,562           693,715
                                                                               -----------       -------------

Operating income                                                                   217,017           247,499
                                                                               -----------        ------------

Other income (expense):
     Royalties                                                                      23,994            44,525
     Interest expense                                                             (136,172)          (93,219)
     Interest income                                                                15,825            24,811
     Other                                                                          (9,078)          (19,306)
                                                                                ----------        ----------
         Total other income (expense)                                             (105,431)          (43,189)

Income (loss) before income taxes                                                  111,586           204,310
Income tax expense (benefit)                                                            --                --
                                                                                -----------       -----------

         Net income (loss)                                                      $  111,586       $   204,310
                                                                                  ==========      ===========

Net income (loss) per share                                                  $         .04        $      .07
                                                                             =============        ===========

Weighted average common shares outstanding                                       3,044,798         3,044,798
                                                                               ===========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                     1998            1997
                                                                                ------------     -----------
Revenue                                                                         $ 6,428,072       $5,618,303

Cost of goods sold                                                                4,858,896        4,149,837
                                                                                 ----------        ---------

Gross profit                                                                      1,569,176        1,468,466
                                                                              -------------      -----------

Operating expenses:
     General and administrative expenses                                            936,507        1,054,087
     Selling expenses                                                               321,282          291,872
                                                                                -----------      ------------

     Total operating expenses                                                     1,257,789        1,345,959
                                                                                 ----------      ------------

Operating income                                                                    311,387          122,507
                                                                                -----------      ------------

Other income (expense):
     Royalties                                                                       62,445           80,164
     Interest expense                                                              (230,229)        (197,233)
     Interest income                                                                 26,998           26,453
     Other                                                                            3,905           11,144
                                                                                -----------      -----------
         Total other income (expense)                                              (136,881)         (79,472)

Income before income taxes                                                          174,506           43,035
Income tax expense (benefit)                                                             --               --
                                                                                ------------     ------------

         Net income                                                             $   174,506      $    43,035
                                                                                ============     ============

Net income (loss) per share                                                     $       .06      $       .01
                                                                               =============     ============


Weighted average common shares outstanding                                        3,044,798        3,044,798
                                                                                ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        1998             1997
                                                                                    -----------      ----------
Cash flows from operating activities:
     Cash received from customers                                                 $ 6,318,548        $4,929,504
     Cash paid to suppliers and employees                                          (6,058,687)       (4,632,418)
     Interest paid                                                                   (230,229)         (197,233)

     Other                                                                             14,929            15,437
                                                                                --------------    --------------
       Net cash provided (absorbed) by operating activities                            44,561           115,290
                                                                                --------------    --------------
Cash flows from investing activities:
     Purchases of property and equipment                                            (289,499)         (275,620)
     Decrease (increase) in officer note receivable                                       --             2,000
        Decrease (increase) in related party Receivables                              (6,250)               --
       Decrease (increase) in restricted
cash                                                                                (869,785)               --
     Net cash absorbed by investing activities                                    (1,165,534)         (273,620)

Cash flows from financing activities:
     Proceeds from bank borrowings                                                 4,037,167           166,700
     Repayments of bank borrowings                                                (2,928,408)         (329,011)
       Net cash provided (absorbed) by financing activities                        1,108,759          (162,311)
                                                                                  -----------       ------------

Net increase (decrease) in cash and cash equivalents                                 (12,214)         (320,641)

Cash and cash equivalents at beginning of period                                     288,310           438,079
                                                                                  ------------        ----------

Cash and cash equivalents at end of period                                        $  276,096       $   117,438
                                                                                  ============        ===========

Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities:

Net income (loss)                                                                 $  174,506       $    43,035
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                 159,759           216,074
       Decrease (increase) in other assets                                           (93,871)          (19,013)
       Decrease (increase) in:
         Accounts receivable - billed                                               (147,743)         (780,301)
         Accounts receivable - unbilled                                              (23,664)         (326,995)
         Inventories                                                                (230,791)           19,703
         Prepaid expenses and other assets                                           (225,897)          57,731
       Increase (decrease) in:
         Accounts payable - trade                                                     358,019          378,001
         Accrued expenses and other liabilities                                        74,805          188,722
         Customer deposits                                                               (562)         338,333
                                                                                   ----------       -----------
Net cash provided (absorbed) by operating activities                             $     44,561        $ 115,290
                                                                                 =============       =========

The accompanying notes are an integral part of these consolidated financial statement

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1998

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

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three- and six-month periods ended June 30, 1998 and 1997.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                               Years

       Buildings.............................................  10-33
       Trucks and automotive equipment.......................   3-10
       Shop machinery and equipment..........................   3-10
       Land improvements.....................................  10-30
       Office equipment......................................   3-10

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

     Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 did not have a material effect on the consolidated financial statements as the deferred tax asset related to the Company's net operating loss carry forward has been reserved in its entirety. No provision for income taxes has been made for the three- and six-month periods ended June 30, 1998 and 1997, as the Company does not expect to incur income tax expense for fiscal year 1998 and did not incur income tax expense in fiscal year 1997.

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

Item 2.    Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations

General

     The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J HooksTM Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1998. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Companies accounting policies and other risks detailed in the Company's Annual Report, Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

Three  months  ended June 30, 1998  compared to the three months ended June 30,
1997

     For the three months ended June 30, 1998, the Company had total revenue of $3,401,412 compared to total revenue of $3,537,513 for the three months ended June 30, 1997, a decrease of $136,101 or 4%. Total product sales were $2,986,406 for the three months ended June 30, 1998 compared to $3,163,570 for the same period in 1997, a decrease of $177,164 or 6%. The decrease resulted from the unusually high volume in soundwall sales enjoyed in 1997 during the same period. Soundwall sales in the second quarter of 1997 were approximately $1,694,300. vs. $1,482,400 for the same period this year. Shipping and installation revenue was $535,153 for the three months ended June 30, 1998 and $373,943 for the same period in 1997, an increase of $161,210, or 43%. The increase was attributable to the high shipping volume of stored materials primarily soundwall manufactured, invoiced, and paid for in prior periods.

     Total cost of goods sold for the three months ended June 30, 1998 was $2,643,833, an increase of $47,534, or 2% from $2,596,299 for the three months ended June 30, 1997. The increase was primarily the result of the learning curve associated with the shift to manufacturing our Slenderwall(TM) product. The production of this architectural precast panel product has placed new demands on our production and engineering departments calling for tighter controls and the development of new innovative techniques and production processes. This is an on going necessary investment in our future and we are meeting these challenges daily while trying to contain the costs. Total cost of goods sold, as a percentage of total revenue, increased to 78% for the three months ended June 30, 1998, from 73% for the three months ended June 30, 1997 primarily due to the same reason just stated. Management anticipates that these increased costs will continue for the balance of the year. The construction of, and move into, an additional manufacturing facility at the Midland, Virginia, plant will perpetuate some of these costs. When this facility is up and operational there should be new economies and efficiencies that will help to offset the costs of this current learning curve.

     For the three months ended June 30, 1998, the Company's general and administrative expenses decreased $208,713 to $368,696 from $577,409 during the same period in 1997. The 36% decrease was attributed in part, to a vacancy in the controller position since April resulting in reduced salary and related expenses and in part to reduced legal, professional, and consulting fees this year vs. last year during this period. The Company is searching for a new controller so those expenses will soon return.

     Selling expenses for the three months ended June 30, 1998 increased $55,560 to $171,866 from $116,306 for the three months ended June 30, 1997, resulting from increased cost of marketing the Slenderwall(TM) product, and increases in wage and commission expense.

     The Company's operating income for the three months ended June 30, 1998 was $217,017, compared to operating income of $247,499 for the three months ended June 30, 1997, a decrease of $30,482. The reduced operating income resulted primarily from the decreased revenue and increased cost of goods sold explained above.

     Royalty income totaled $23,994 for the three months ended June 30, 1998, compared to $44,525 for the same three months in 1997. The decrease of $20,531, or 46%, was mostly due to a credit given reversing previously invoiced royalties of approximately $15,500.00.

     Interest expense was $136,172 for the three months ended June 30, 1998, compared to $93,219 for the three months ended June 30, 1997. The increase of $42,953, or 46%, was primarily due to the pay off of leases as a result of our debt restructuring which is discussed in the "Liquidity and Capital Resources" section of this report. (See page 13)

     Net income was $111,586 for the three months ended June 30, 1998, compared to net income of $204,310 for the same period in 1997. Net income per share for the current three month period was $.04 compared to net income per share of $.07 for the three months ended June 30, 1997.

Six months ended June 30, 1998 compared to the six months ended June 30, 1997

     For the six months ended June 30, 1998, the Company had total revenue of $6,428,072 compared to total revenue of $5,618,303 for the six months ended June 30, 1997, an increase of $809,769 or 14%. Total product sales were $5,554,378 for the six months ended June 30, 1998 compared to $4,950,903 for the same period in 1997, an increase of $603,475 or 12%. The increase resulted from management's effort to keep the sales backlog at a level that will insure consistent factory utilization and profitability. This effort, coupled with a good first quarter revenue resulted in an improved six month benchmark. Shipping and installation revenue was $873,694 for the six months ended June 30, 1998 and $667,400 for the same period in 1997, an increase of $206,294, or 31%. The increase is attributable to strong shipping activity in both the first and second quarters of this year and the increase in 1998 sales volume over 1997.

     Total cost of goods sold for the six months ended June 30, 1998 was $4,858,896, an increase of $709,059, or 17% from $4,149,837 for the six months ended June 30, 1997. The increase was primarily the result of increased revenue and increased cost of goods sold as a percentage of revenue. Total cost of goods sold, as a percentage of total revenue, increased to 76% for the six months ended June 30, 1998, from 74% for the six months ended June 30, 1997 primarily due to the increased cost experienced this quarter, as explained in the quarterly results section of this report above.

     For the six months ended June 30, 1998, the Company's general and administrative expenses decreased $117,580 to $936,507, from $1,054,087 during the same period in 1997. The decrease was attributed to the decreased second quarter expenses explained above, offset slightly by increases in general and administrative expenses in the first quarter of this year.

     Selling expenses for the six months ended June 30, 1998 increased $29,410 to $321,282 from $291,872 for the six months ended June 30, 1997, resulting from increased wage and commissions expense and increases in advertising and marketing expenses.

     The Company's operating income for the six months ended June 30, 1998 was $311,387, compared to operating income of $122,507 for the six months ended June 30, 1997, an increase of $188,880, or 154%. The improved operating income resulted primarily from a 3.1% positive first quarter in 1998 vs. a loss in the first quarter of 1997, coupled with a 6.4% positive second quarter.

     Royalty income totaled $62,445 for the six months ended June 30, 1998, compared to $80,164 for the same six months in 1997. The decrease of $17,719, is largely due to a credit given for previously invoiced royalties of approximately $15,500.

       Interest expense was $230,229 for the six months ended June 30, 1998, compared to $197,233 for the six months ended June 30, 1997. The increase of $32,996, or 17%, was primarily due to the pay off of leases as part of our debt restructuring detailed in the "Liquidity and Capital Resources" section of this report. (See page 13)

     Net income was $174,506 for the six months ended June 30, 1998, compared to net income of $43,035 for the same period in 1997. Net income per share for the current six month period was $.06 compared to net income per share of $.01 for the six months ended June 30, 1997.

     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from its initial public offering ("IPO") and subsequent over-allotment, bank and other borrowings, and the sale of stock to and loans from its principal stockholders.

     The Company had $4,176,775 of indebtedness at June 30, 1998, of which $50,280 was scheduled to mature within twelve months. The Company has successfully restructured all of its debt with the exception of one small auto loan, into one note with The First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term at 1.5% above prime on this note secured by equipment and real estate. The term of the note dramatically improved our current debt ratios with current debt decreasing from $2,330,091 to $50,280, and the term improves our cash flow. In addition to paying off all existing debt of approximately $3,000,000, we received approximately $1,000,000, for plant expansion and new equipment. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. The Company was also granted a $500,000, operating line of credit by First National Bank of New England. This line will be used to assist day to day operating needs.


     Other Comments

     The Company has formed a team to address the effect of the year 2000 on the Company's data processing systems and operations. The Company has not completed its assessment, but expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is currently planning to send questionnaires to its suppliers and customers to ensure that they are taking steps to be year 2000 compliant. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby reducing the Company's production capacity. However, The Company is in the process of building an additional manufacturing facility at its Midland, Virginia, location that will bring these operations inside and out of the weather correcting this problem. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. However, as of the date of this filing, the Company's backlog is approximately $6.1 million, of approximately which $2.2 million represents firm contracts for Slenderwall(TM) and architectural pre-cast concrete products. The majority of the projects relating to this backlog are contracted to be constructed in 1998.

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


Item 4.  Submission of Matters to a Vote of Security Holders.   None


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

               A. The following Exhibits are filed herewith:

                   Exhibit No.                        Title
                      1                 First National Bank of New England Loan Agreement
                      2                 First National Bank of New England Loan Note
                     27                 Financial Data Schedule

               B. Report on Form 8-K. None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SMITH-MIDLAND CORPORATION


Date: August 15, 1998                   By: /s/ Rodney I. Smith
                                        -----------------------
                                        Rodney I. Smith
                                        Chairman of the Board,
                                        Chief Executive Officer and President
                                        (principal executive officer)


Date: August 15, 1998                   By: /s/ Robert V. McElhinney
                                        ----------------------------
                                        Robert V. McElhinney
                                        Vice President of Finance,
                                        Chief Financial Officer
                                        (principal financial officer)