Form 10QSB/A
period 1998-06-30
SMITH MIDLAND CORP
filed 1998-11-19
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No. 1


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                           Commission File Number
       June 30, 1998                                           1-13752



                            SMITH-MIDLAND CORPORATION
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)



         Delaware                                             54-1727060
(State of Incorporation)                             (I.R.S. Employer I.D. No.)


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

                  Yes   X               No
                     --------             ---------


         As of November 19, 1998, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                PAGE NUMBER
         Item 1.  Financial Statements

                     Consolidated Balance Sheets (Unaudited);                       3
                     June 30, 1998 and December 31, 1997

                     Consolidated Statements of Operations                          4
                     (Unaudited); Three months ended
                     June 30, 1998  and 1997

                     Consolidated Statements of Operations                          5
                     (Unaudited); Six months ended
                     June 30, 1998  and 1997

                     Consolidated Statements of Cash Flows                          6
                     (Unaudited); Six months ended
                     June 30, 1998 and 1997

                     Notes to Consolidated Financial Statements (Unaudited)         7

         Item 2. Management's Discussion and Analysis of Financial                 10
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                15

         Item 2.  Changes in Securities and Use of Proceeds                        15

         Item 3.  Defaults Upon Senior Securities                                  15

         Item 4.  Submission of Matters to a Vote of Security Holders              15

         Item 5. Other Information                                                 16

         Item 6.  Exhibits and Reports on Form 8-K                                 16

         Signatures                                                                17



                                          PART I - Financial Information
Item 1.  Financial Statements

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                    (Unaudited)
                                                                               June 30,          December 31,
         Assets                                                                  1998                1997
                                                                             -----------         -----------
Current assets:
   Cash and cash equivalents                                                 $   181,679         $   288,310
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $297,878 and $231,304                                                   3,352,736           3,254,993
     Trade - unbilled                                                            525,282             410,158
   Inventories:
     Raw materials                                                               506,979             486,583
     Finished goods                                                            1,001,216             942,427
   Prepaid expenses and other assets                                             158,616              69,801
        Total current assets                                                   5,726,508           5,452,272
                                                                             -----------         -----------

Property and equipment, net                                                    1,604,295           1,531,062
                                                                             -----------         -----------

Other assets:
   Cash - restricted                                                           1,029,595             196,977
   Note receivable, officer                                                      648,446             632,472
   Other                                                                         225,128              79,443
                                                                             -----------         -----------
     Total other assets                                                        1,903,169             908,892
       Total Assets                                                          $ 9,233,972         $ 7,892,226
                                                                             ===========         ===========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                       $    50,280         $ 2,199,228
   Accounts payable - trade                                                    2,102,258           1,744,127
   Accrued expenses and other liabilities                                        508,533             570,693
   Customer deposits                                                             384,836             450,474
                                                                             -----------         -----------
     Total current liabilities                                                 3,045,907           4,964,522
Notes payable - less current maturities                                        3,979,980             759,440
Notes payable - related parties                                                  109,433             115,598
                                                                             -----------         -----------
     Total Liabilities                                                         7,135,320           5,839,560
                                                                             -----------         -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                               --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                               30,857              30,857
   Additional capital                                                          3,450,085           3,450,085
   Treasury Stock                                                               (102,300)           (102,300)
    Retained earnings (deficit)                                               (1,279,990)         (1,325,976)
     Total Stockholders' Equity                                                2,098,652           2,052,666
                                                                             -----------         -----------
       Total Liabilities and Stockholders'  Equity                           $ 9,233,972         $ 7,892,226
                                                                             ===========         ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                           SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                     1998               1997
                                                                 -----------        -----------

Revenue                                                          $ 3,557,951        $ 3,537,513

Cost of goods sold                                                 2,833,239          2,596,299
                                                                 -----------        -----------

Gross profit                                                         724,712            941,214
                                                                 -----------        -----------

Operating expenses:
     General and administrative expenses                             400,238            577,409
     Selling expenses                                                171,868            116,306
                                                                 -----------        -----------

     Total operating expenses                                        572,106            693,715
                                                                 -----------        -----------

Operating income                                                     152,606            247,499
                                                                 -----------        -----------

Other income (expense):
     Royalties                                                        23,994             44,525
     Interest expense                                               (200,307)           (93,219)
     Interest income                                                  15,825             24,811
     Other                                                            (9,052)           (19,306)
                                                                 -----------        -----------
         Total other income (expense)                               (169,540)           (43,189)

Income (loss) before income taxes                                    (16,934)           204,310
Income tax expense (benefit)                                            --                 --
                                                                 -----------        -----------

         Net income (loss)                                       $   (16,934)       $   204,310
                                                                 ===========        ===========

Basic and diluted earnings per share                             $      (.01)       $       .07
                                                                 ===========        ===========

Weighted average common shares outstanding                         3,044,798          3,044,798
                                                                 ===========        ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                           SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                     1998               1997
                                                                 -----------        -----------

Revenue                                                          $ 6,584,611        $ 5,618,303

Cost of goods sold                                                 5,048,302          4,149,837
                                                                 -----------        -----------

Gross profit                                                       1,536,309          1,468,466
                                                                 -----------        -----------

Operating expenses:
     General and administrative expenses                             968,049          1,054,087
     Selling expenses                                                321,284            291,872
                                                                 -----------        -----------

     Total operating expenses                                      1,289,333          1,345,959
                                                                 -----------        -----------

Operating income                                                     246,976            122,507
                                                                 -----------        -----------

Other income (expense):
     Royalties                                                        62,445             80,164
     Interest expense                                               (294,364)          (197,233)
     Interest income                                                  26,998             26,453
     Other                                                             3,931             11,144
                                                                 -----------        -----------
         Total other income (expense)                               (200,990)           (79,472)

Income before income taxes                                            45,986             43,035
Income tax expense (benefit)                                            --                 --
                                                                 -----------        -----------

         Net income                                              $    45,986        $    43,035
                                                                 ===========        ===========

Basic and diluted earnings per share                             $       .02        $       .01
                                                                 ===========        ===========

Weighted average common shares outstanding                         3,044,798          3,044,798
                                                                 ===========        ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                  SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                                 Six Months Ended
                                                                                      June 30,
                                                                            1998                    1997
                                                                        -----------              -----------
Cash flows from operating activities:
     Cash received from customers                                       $ 6,368,551              $ 4,929,504
     Cash paid to suppliers and employees                                (6,195,590)              (4,632,418)
     Interest paid                                                         (294,364)                (197,233)
     Other                                                                   14,955                   15,437
                                                                        -----------              -----------
       Net cash provided (absorbed) by operating activities                (106,448)                 115,290
                                                                        -----------              -----------

Cash flows from investing activities:
     Purchases of property and equipment                                   (232,992)                (275,620)
     Decrease (increase) in officer note receivable                            --                      2,000
        Decrease (increase) in related party receivables                     (6,165)                    --
        Decrease (increase) in restricted cash                             (832,618)                    --
                                                                        -----------              -----------
     Net cash absorbed by investing activities                           (1,071,775)                (273,620)
                                                                        -----------              -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                        4,000,000                  166,700
     Repayments of bank borrowings                                       (2,928,408)                (329,011)
                                                                        -----------              -----------
       Net cash provided (absorbed) by financing activities               1,071,592                 (162,311)
                                                                        -----------              -----------

Net increase (decrease) in cash and cash equivalents                       (106,631)                (320,641)

Cash and cash equivalents at beginning of period                            288,310                  438,079
                                                                        -----------              -----------

Cash and cash equivalents at end of period                              $   181,679              $   117,438
                                                                        ===========              ===========

Reconciliation of net income (loss) to net cash provided
          (absorbed) by operating activities:

Net income                                                              $    45,986              $    43,035
Adjustments to reconcile net income to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                        159,759                  216,074
       Decrease (increase) in other assets                                 (161,659)                 (19,013)
       Decrease (increase) in:
         Accounts receivable - billed                                       (97,743)                (780,301)
         Accounts receivable - unbilled                                    (115,124)                (326,995)
         Inventories                                                        (79,185)                  19,703
         Prepaid expenses and other assets                                  (88,815)                  57,731
       Increase (decrease) in:
         Accounts payable - trade                                           358,131                  378,001
         Accrued expenses and other liabilities                             (62,160)                 188,722
         Customer deposits                                                  (65,638)                 338,333
                                                                        -----------              -----------
Net cash provided (absorbed) by operating activities                    $  (106,448)             $   115,290
                                                                        ===========              ===========


               The accompanying notes are an integral part of these consolidated financial statement

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and six-month periods ended June 30, 1998 and 1997.

     The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation

     The Company's accompanying consolidated financial statements include the accounts of Smith-Midland Corporation, a Delaware corporation, and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation.

Inventories

     Inventories are stated at the lower of cost, using the first-in,  first-out
(FIFO) method, or market.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                        Years
                                                                        -----

       Buildings......................................................  10-33
       Trucks and automotive equipment................................   3-10
       Shop machinery and equipment...................................   3-10
       Land improvements..............................................  10-30
       Office equipment...............................................   3-10

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

     No provision for income taxes has been made for the three- and six-month periods ended June 30, 1998 and 1997, as the Company does not expect to incur income tax expense for 1998 and did not incur income tax expense during 1997.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At June 30, 1998 there was no material dilutive effect on earnings (loss) per share.

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


General

     The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J HooksTM Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1998. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended June 30, 1998 compared to the three months ended June 30, 1997

     For the three months ended June 30, 1998, the Company had total revenue of $3,557,951 compared to total revenue of $3,537,513 for the three months ended June 30, 1997, an increase of $20,438, or 0.6%. Total product sales were $3,142,943 for the three months ended June 30, 1998 compared to $3,163,570 for the same period in 1997, a decrease of $20,627, or 0.7%. Shipping and installation revenue was $415,008 for the three months ended June 30, 1998 and $373,943 for the same period in 1997, an increase of $41,065, or 11%. The increase was attributable to higher shipping volume which was offset in part by lower installation revenue earned during the three-month period in 1998, compared to the same period in 1997.

     Total cost of goods sold for the three months ended June 30, 1998 was $2,833,239, an increase of $236,940, or 9% from $2,596,299 for the three months ended June 30, 1997. The increase was primarily the result of an increase in cost and usage of materials used in the manufacturing process and the learning curve associated with manufacturing a higher level of Slenderwall(TM) products. The production of this architectural precast panel product has placed new demands on the production and engineering departments requiring tighter controls and the development of innovative techniques and production processes. This is an ongoing investment in future capacity and management is working to meet these challenges and control costs. Total cost of goods sold, as a percentage of total revenue, increased to 80% for the three months ended June 30, 1998, from 73% for the three months ended June 30, 1997 primarily due to the factors just stated. Management anticipates that these increased costs will continue for the balance of the year. The start-up of an additional manufacturing facility at the Midland, Virginia plant, anticipated in early 1999 will contribute to these costs. When this new facility fully operational, there should be new economies and efficiencies that will help to offset the costs of this current learning curve, although there can be no assurances in this regard.

     For the three months ended June 30, 1998, the Company's general and administrative expenses decreased $177,171 to $400,238 from $577,409 during the same period in 1997. The 31% decrease is attributed in part to staff vacancies resulting in reduced salary and related expenses and to reduced legal, professional and consulting fees during the 1998 period when compared to the 1997 period.

     Selling expenses for the three months ended June 30, 1998 increased $55,562 to $171,868 from $116,306 for the three months ended June 30, 1997, resulting from increased cost of marketing and bidding on the Slenderwall(TM) product and increases in salary and commission expense.

     The Company's operating income for the three months ended June 30, 1998 was $152,606, compared to operating income of $247,499 for the three months ended June 30, 1997, a decrease of $94,893, or 38%. The reduced operating income resulted primarily from the increased cost of goods sold offset, in part, by lower general and administrative expenses as discussed above.

     Royalty income totaled $23,994 for the three months ended June 30, 1998, compared to $44,525 for the same three months in 1997. The decrease of $20,531, or 46%, was primarily due to a credit given for a reduction in the scope of a licensing contract and the resulting reversal of previously recognized royalty income of approximately $15,500.

     Interest expense was $200,307 for the three months ended June 30, 1998, compared to $93,219 for the three months ended June 30, 1997. The increase of $107,088, or 115%, was primarily due to interest, lease buyout amounts and miscellaneous fees associated with the early retirement of approximately 27 notes and capital leases as a result of the Company's debt restructuring in June 1998 (see "Liquidity and Capital Resources").

     The net loss was $16,934 for the three months ended June 30, 1998, compared to net income of $204,310 for the same period in 1997. The basic and diluted net loss per share for the current three month period was $.01 compared to basic and diluted earnings per share of $.07 for the three months ended June 30, 1997.

 Six months ended June 30, 1998 compared to the six months ended June 30, 1997

     For the six months ended June 30, 1998, the Company had total revenue of $6,584,611 compared to total revenue of $5,618,303 for the six months ended June 30, 1997, an increase of $966,308, or 17%. Total product sales were $5,710,915 for the six months ended June 30, 1998, compared to $4,950,903 for the same period in 1997, an increase of $760,012, or 15%. The increase resulted primarily from increased Slenderwall(TM) revenue in the 1998 period. Shipping and installation revenue was $873,696 for the six months ended June 30, 1998 and $667,400 for the same period in 1997, an increase of $206,296, or 31%. The increase is attributable to higher shipping activity and increased installation revenue in the 1998 period, as compared to the 1997 period.

     Total cost of goods sold for the six months ended June 30, 1998 was $5,048,302, an increase of $898,465, or 22%, from $4,149,837 for the six months ended June 30, 1997. The increase was primarily the result of both increased revenue and increased cost of goods sold as a percentage of revenue. Total cost of goods sold, as a percentage of total revenue, increased to 77% for the six months ended June 30, 1998, from 74% for the six months ended June 30, 1997 primarily due to the increased costs experienced during the second quarter, as explained above.

     For the six months ended June 30, 1998, the Company's general and administrative expenses decreased $86,038, or 8%, to $968,049, from $1,054,087 during the same period in 1997. The decrease was attributed to the decreased second quarter expenses explained above, partially offset by increases in general and administrative expenses in the first quarter of this year.

     Selling expenses for the six months ended June 30, 1998 increased $29,412, or 10%, to $321,284 from $291,872 for the six months ended June 30, 1997. This increase was primarily the result of increased salary and commissions expense and increases in marketing bidding expenses.

     The Company's operating income for the six months ended June 30, 1998 was $246,976, compared to operating income of $122,507 for the six months ended June 30, 1997, an increase of $124,469, or 102%. The improved operating income resulted primarily from increased sales and decreased operating expense as discussed above.

     Royalty income totaled $62,445 for the six months ended June 30, 1998, compared to $80,164 for the same six months in 1997. The decrease of $17,719 was largely due to a credit given for a reduction in the scope of a licensing contract and the resulting reversal of previously recognized royalty income of approximately $15,500.

       Interest expense was $294,364 for the six months ended June 30, 1998, compared to $197,233 for the six months ended June 30, 1997. The increase of $97,131, or 49%, was primarily due to interest, lease buyout amounts and miscellaneous fees associated with the early retirement of approximately 27 notes and capital leases as part of the Company's debt restructuring in June 1998 (see "Liquidity and Capital Resources").

     Net income was $45,986 for the six months ended June 30, 1998, compared to net income of $43,035 for the same period in 1997. The basic and diluted earnings per share for the current six month period was $.02 compared to $.01 per share for the six months ended June 30, 1997.


     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering ("IPO") and bank and other borrowings.The Company had $4,139,693 of indebtedness at June 30, 1998, of which approximately $50,000 is scheduled to mature within twelve months.

     In June 1998 the Company successfully restructured substantially all of its debt into one $4,000,000 note with The First National Bank of New England ("FNB"), headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. Current debt decreased from $2,330,091 at March 31, 1998 to $50,280 at June 30, 1998. In addition to paying off existing debt of approximately $2.9 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FNB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FNB. This commercial revolving promissory note terminates on May 1, 1999 and carries a variable interest rate of 1% above prime. This line, which had not yet been utilized at June 30, 1998, will be used to meet day to day operating needs.


     Other Comments

     The Company has not completed its assessment of the effect of the year 2000 on the Company's data processing systems and operations, but the Company expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is currently planning to send questionnaires to its suppliers and customers to ensure that they are taking steps to be year 2000 compliant. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


     The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby reducing the Company's production capacity. However, The Company is in the process of building an additional manufacturing facility at its Midland, Virginia location which will bring these operations inside and out of the weather and significantly increase annual manufacturing capacity. Completion of this facility is anticipated for early 1999, although there can be no assurance of such timing. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. However, as of the date of this filing, the Company's backlog is approximately $5.3 million, of which approximately $2.2 million represents firm contracts for Slenderwall(TM) and architectural pre-cast concrete products.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - Other Information


Item 1.  Legal Proceedings.

         In late 1995, the Company filed four separate informal claims totaling approximately $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the then newly issued "Noise Barrier Acceptance Criteria," all of which were undertaken after the award of contracts and after unit production in accordance with the contracts was virtually complete. In 1996, the Company filed additional claims against the State of Maryland related to the same contracts in the amount of $578,500 which brought the amount of the total claims to $1,080,500. In early 1996, the Company received several counterclaims from the State of Maryland. All amounts due each party are currently in dispute. The Company has considered the counterclaims in estimating the recoverability of its claims and certain trade accounts receivable at June 30, 1998.

         Specifically, the State of Maryland adjusted its noise barrier acceptance criteria over a period of several months during 1995 with the latest version dated October 13, 1995. The Company believes that these provisions were significantly different than contract provisions and historical acceptance criteria upon which the jobs were bid, and for which the Company was contracted. The Company incurred significant costs to rework panels and in certain instances construct new panels to comply with the new standards. Additionally, the Company lost production time and revenue on other contracts due to the time devoted to address the criteria changes. The Company has continued to pursue collection on the claims filed and has hired an attorney who specializes in this area. According to the Company's attorney, there is substantial likelihood that the State Highway Administration ("SHA") will compensate the prime contractors for SHA's improper actions, and the Company will receive additional compensation. Approximately $270,000 of the total contract claims is included in trade accounts receivable at June 30, 1998.


Item 2.  Changes in Securities and Use of Proceeds.  None.


Item 3.  Defaults Upon Senior Securities.  None


Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 18, 1998 the Company held its annual meeting of Stockholders. The Stockholders voted on and approved the following:

         1. The election of the following individuals to serve as directors until the next annual annual meeting and until their successors are duly elected and qualified:

                                    Rodney I Smith
                                    Ashley Smith
                                    Wesley A. Taylor
                                    Andrew Kavounis
                                    Bernard Patriacca

         2. The ratification of the selection by the Board of Directors of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 1998. In this connection, 2,535,895 shares were voted for ratification, 0 shares were voted against ratification, and 10,000 shares abstained.

Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

                  A. The following Exhibit is filed herewith:

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

                              SMITH-MIDLAND CORPORATION




Date: November 19, 1998                   By: /s/ Rodney I. Smith
                                          ----------------------------------
                                          Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: November 19, 1998                   By: /s/ Theodore D. Pennington
                                          ----------------------------------
                                          Theodore D. Pennington
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (principal financial officer)