Form 10QSB
period 1998-09-30
SMITH MIDLAND CORP
filed 1998-11-19
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                           Commission File Number
     September 30, 1998                                          1-13752



                            SMITH-MIDLAND CORPORATION
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)



         Delaware                                             54-1727060
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

                                   SMITH-MIDLAND CORPORATION

                                             INDEX

PART I.  FINANCIAL INFORMATION                                                     PAGE NUMBER

         Item 1.  Financial Statements

                           Consolidated Balance Sheets (Unaudited);                       3
                           September 30, 1998 and December 31, 1997

                           Consolidated Statements of Operations                          4
                           (Unaudited); Three months ended
                           September 30, 1998  and 1997

                           Consolidated Statements of Operations                          5
                           (Unaudited); Nine months ended
                           September 30, 1998  and 1997

                           Consolidated Statements of Cash Flows                          6
                           (Unaudited); Nine months ended
                           September 30, 1998 and 1997

                           Notes to Consolidated Financial Statements (Unaudited)         7

         Item 2. Management's Discussion and Analysis of Financial                       10
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      15

         Item 2.  Changes in Securities and Use of Proceeds                              15

         Item 3.  Defaults Upon Senior Securities                                        15

         Item 4.  Submission of Matters to a Vote of Security Holders                    15

         Item 5.  Other Information                                                      15

         Item 6.  Exhibits and Reports on Form 8-K                                       15

         Signatures                                                                      16

                                          PART I - Financial Information
Item 1.    Financial Statements

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                    (Unaudited)
                                                                                  September 30,       December 31,
         Assets                                                                        1998               1997
Current assets:                                                                   -----------         -----------
   Cash and cash equivalents                                                      $   288,218         $   288,310
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $266,577 and $231,304                                                        3,611,233           3,254,993
     Trade - unbilled                                                                 378,141             410,158
   Inventories:
     Raw materials                                                                    540,078             486,583
     Finished goods                                                                   992,923             942,427
   Prepaid expenses and other assets                                                  100,155              69,801
                                                                                  -----------         -----------
        Total current assets                                                        5,910,748           5,452,272
                                                                                  -----------         -----------

Property and equipment, net                                                         1,998,747           1,531,062
                                                                                  -----------         -----------

Other assets:
   Cash - restricted                                                                  615,266             196,977
   Note receivable, officer                                                           656,348             632,472
   Other                                                                              219,096              79,443
                                                                                  -----------         -----------
     Total other assets                                                             1,490,710             908,892
       Total Assets                                                               $ 9,400,205         $ 7,892,226
                                                                                  ===========         ===========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                            $   102,004         $ 2,199,228
   Accounts payable - trade                                                         1,703,615           1,744,127
   Accrued expenses and other liabilities                                             335,404             570,693
   Customer deposits                                                                  427,417             450,474
                                                                                  -----------         -----------
     Total current liabilities                                                      2,568,440           4,964,522
Notes payable - less current maturities                                             4,463,685             759,440
Notes payable - related parties                                                       104,686             115,598
                                                                                  -----------         -----------
     Total Liabilities                                                              7,136,811           5,839,560
                                                                                  -----------         -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                                    --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                                    30,857              30,857
   Additional capital                                                               3,450,085           3,450,085
   Treasury Stock                                                                    (102,300)           (102,300)
    Retained earnings (deficit)                                                    (1,115,248)         (1,325,976)
     Total Stockholders' Equity                                                     2,263,394           2,052,666
                                                                                  -----------         -----------
       Total Liabilities and Stockholders'  Equity                                $ 9,400,205         $ 7,892,226
                                                                                  ===========         ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                                     SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                                     (Unaudited)


                                                                                     Three Months Ended
                                                                                         September 30,
                                                                                  1998                   1997
                                                                              -----------             -----------

Revenue                                                                       $ 3,968,174             $ 3,464,094

Cost of goods sold                                                              2,880,029               2,646,871
                                                                              -----------             -----------

Gross profit                                                                    1,088,145                 817,223
                                                                              -----------             -----------

Operating expenses:
     General and administrative expenses                                          663,181                 493,812
     Selling expenses                                                             176,490                 210,346
                                                                              -----------             -----------

     Total operating expenses                                                     839,671                 704,158
                                                                              -----------             -----------

Operating income                                                                  248,474                 113,065
                                                                              -----------             -----------

Other income (expense):
     Royalties                                                                     78,691                  84,420
     Interest expense                                                            (135,056)                (74,843)
     Interest income                                                               27,504                  10,610
     Other                                                                        (54,871)                  5,314
                                                                              -----------             -----------
         Total other income (expense)                                             (83,732)                 25,501

Income (loss) before income taxes                                                 164,742                 138,566
Income tax expense (benefit)                                                         --                      --
                                                                              -----------             -----------

         Net income (loss)                                                    $   164,742             $   138,566
                                                                              ===========             ===========

Net income (loss) per share                                                   $       .05             $       .05
                                                                              ===========             ===========

Weighted average common shares outstanding                                      3,044,798               3,044,798
                                                                              ===========             ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                                     (Unaudited)


                                                                                       Nine Months Ended
                                                                              September 30,          September 30,
                                                                                  1998                    1997
                                                                              ------------            ------------

Revenue                                                                       $ 10,552,785            $  9,082,397

Cost of goods sold                                                               7,928,331               6,796,708
                                                                              ------------            ------------

Gross profit                                                                     2,624,454               2,285,689
                                                                              ------------            ------------

Operating expenses:
     General and administrative expenses                                         1,631,230               1,547,899
     Selling expenses                                                              497,774                 502,218
                                                                              ------------            ------------

     Total operating expenses                                                    2,129,004               2,050,117
                                                                              ------------            ------------

Operating income                                                                   495,450                 235,572
                                                                              ------------            ------------

Other income (expense):
     Royalties                                                                     141,136                 164,584
     Interest expense                                                             (429,420)               (272,076)
     Interest income                                                                54,502                  37,063
     Other                                                                         (50,940)                 16,458
                                                                              ------------            ------------
         Total other income (expense)                                             (284,722)                (53,971)

Income before income taxes                                                         210,728                 181,601
Income tax expense (benefit)                                                          --                      --
                                                                              ------------            ------------

         Net income                                                           $    210,728            $    181,601
                                                                              ============            ============

Net income (loss) per share                                                   $        .07            $        .06
                                                                              ============            ============

Weighted average common shares outstanding                                       3,044,798               3,044,798
                                                                              ============            ============


              The accompanying notes are an integral part of these consolidated financial statements.

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   1998                   1997
                                                                              ------------            ------------
Cash flows from operating activities:
     Cash received from customers                                             $ 10,346,641            $  8,490,347
     Cash paid to suppliers and employees                                      (10,367,663)             (7,915,408)
     Interest paid                                                                (429,420)               (272,076)
     Other
                                                                                   (20,314)                 21,461
                                                                              ------------            ------------
       Net cash provided (absorbed) by operating activities                       (470,756)                324,324
                                                                              ------------            ------------

Cash flows from investing activities:
     Purchases of property and equipment                                          (707,156)               (412,459)
     Decrease (increase) in officer note receivable                                   --                     4,500
        Decrease (increase) in related party receivables                           (10,912)                   --
        Decrease (increase) in restricted cash                                    (418,289)
Net cash absorbed by investing activities                                       (1,136,357)               (407,959)
                                                                              ------------            ------------

Cash flows from financing activities:
     Proceeds from bank borrowings                                               4,094,392                 177,359
     Repayments of bank borrowings                                              (2,487,371)               (266,983)
       Net cash provided (absorbed) by financing activities                      1,607,021                 (89,624)
                                                                              ------------            ------------

Net increase (decrease) in cash and cash equivalents                                   (92)               (173,259)

Cash and cash equivalents at beginning of period                                   288,310                 438,079
                                                                              ------------            ------------

Cash and cash equivalents at end of period                                    $    288,218            $    264,820
                                                                              ============            ============

Reconciliation of net income (loss) to net cash provided
          (absorbed) by operating activities:

Net income                                                                    $    210,728               $ 181,601
Adjustments to reconcile net income to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                               239,471                 305,665
       Decrease (increase) in:
         Accounts receivable - billed                                             (356,240)               (615,907)
         Accounts receivable - unbilled                                             32,017                (455,654)
         Inventories(103,991)                                                      218,659
         Prepaid expenses and other assets                                        (193,883)                 18,624
       Increase (decrease) in:
         Accounts payable - trade                                                  (40,512)                260,092
         Accrued expenses and other liabilities                                   (235,289)                 96,317
         Customer deposits                                                         (23,057)                314,927
                                                                              ------------            ------------
Net cash provided (absorbed) by operating activities                          $   (470,756)              $ 324,324
                                                                              ============            ============


               The accompanying notes are an integral part of these consolidated financial statement

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and nine-month periods ended September 30, 1998 and 1997.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                    Years

       Buildings..................................................  10-33
       Trucks and automotive equipment............................   3-10
       Shop machinery and equipment...............................   3-10
       Land improvements..........................................  10-30
       Office equipment...........................................   3-10

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

     No provision for income taxes has been made for the three- and nine-month periods ended September 30, 1998 and 1997, as the Company does not expect to incur income tax expense for 1998 and did not incur income tax expense during 1997.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At September 30, 1998, there was no material dilutive effect on earnings (loss) per share.

tem 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


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

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1998. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended September 30, 1998 compared to the three months ended September 30, 1997

     For the three months ended September 30, 1998, the Company had total revenue of $3,968,174 compared to total revenue of $3,464,094 for the three months ended September 30, 1997, an increase of $504,080, or 15%. Total product sales were $3,365,303 for the three months ended September 30, 1998 compared to $2,735,079 for the same period in 1997, an increase of $630,224, or 23%. The increase was primarily due to increased SlenderwallTM sales during the 1998 period, as compared to the 1997 period. Shipping and installation revenue was $602,871 for the three months ended September 30, 1998 and $729,015 for the same period in 1997, a decrease of $126,144, or 17%. The decrease was attributable primarily to lower installation activity during the three-month period in 1998, compared to the same period in 1997.

     Total cost of goods sold for the three months ended September 30, 1998 was $2,880,029, an increase of $233,158, or 9% from $2,646,871 for the three months ended September 30, 1997. The increase was due to a 15% increase in revenue, partially offset by a decrease in cost of goods sold as a percentage of sales.

Total cost of goods sold, as a percentage of total revenue, decreased to 72.6% for the three months ended September 30, 1998, from 76.4% for the three months ended September 30, 1997 primarily due to normal variations in the Company's operations and product mix.

     For the three months ended September 30, 1998, the Company's general and administrative expenses increased $169,369 to $663,181 from $493,812 during the same period in 1997. The 34% increase is primarily attributed to the cost of increasing the allowance for doubtful accounts and personnel recruitment fees.

     Selling expenses for the three months ended September 30, 1998 decreased $33,856 to $176,490 from $210,346 for the three months ended September 30, 1997, resulting primarily from decreased advertising expenses during the 1998 period.

     The Company's operating income for the three months ended September 30, 1998 was $248,474 compared to operating income of $113,065 for the three months ended September 30, 1997, an increase of $135,409, or 120%.
The increased operating income resulted primarily from increased gross profit which was offset to some extent by increased operating expenses as discussed above.

     Royalty income totaled $78,691 for the three months ended September 30, 1998, compared to $84,420 for the same three months in 1997. The decrease of $5,729, or 7%, was primarily due to a decrease in product sales by the Company's licensees.

     Interest expense was $135,056 for the three months ended September 30, 1998, compared to $74,843 for the three months ended September 30, 1997. The increase of $60,213, or 80%, was primarily due to the higher level of debt outstanding during the 1998 period.

     The net income was $164,742 for the three months ended September 30, 1998, compared to net income of $138,566 for the same period in 1997. The basic and diluted net income per share for the current three month period was $.05 compared $.05 per share for the three months ended September 30, 1997.

     Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

     For the nine months ended September 30, 1998, the Company had total revenue of $10,552,785 compared to total revenue of $9,082,397 for the nine months ended September 30, 1997, an increase of $1,470,388, or 16%. Total product sales were $9,076,218 for the nine months ended September 30, 1998, compared to $7,685,982 for the same period in 1997, an increase of $1,390,236, or 18%. The increase resulted primarily from increased Slenderwall(TM), barrier and miscellaneous architectural product sales during the 1998 period. Shipping and installation revenue was $1,476,567 for the nine months ended September 30, 1998 and $1,396,415 for the same period in 1997, an increase of $80,152, or 6%. The increase is attributable to higher shipping activity and increased installation revenue in the 1998 period, as compared to the 1997 period.

     Total cost of goods sold for the nine months ended September 30, 1998 was $7,928,331, an increase of $1,131,623, or 17%, from $6,796,708 for the nine months ended September 30, 1997. The increase was primarily the result of increased revenue and the related cost of production. Total cost of goods sold, as a percentage of total revenue, increased modestly to 75.1% for the nine months ended September 30, 1998, from 74.8% for the nine months ended September 30, 1997 primarily due to normal variations in the Company's operations and product mix.

     For the nine months ended September 30, 1998, the Company's general and administrative expenses increased $83,331, or 5%, to $1,631,230, from $1,547,899 during the same period in 1997. The increase was attributed to increased use tax, provisions for doubtful accounts and personnel recruitment expense, offset somewhat by decreased professional fees.

     Selling expenses for the nine months ended September 30, 1998 decreased $4,444, or less than 1%, to $497,774 from $502,218 for the nine months ended September 30, 1997. The decrease was due to decreased advertising expense which was partially offset by increased bidding expenses during the 1998 period as compared to the 1997 period.

     The Company's operating income for the nine months ended September 30, 1998 was $495,450, compared to operating income of $235,572 for the nine months ended September 30, 1997, an increase of $259,878, or 110%. The improved operating income resulted primarily from increased gross profit offset, in part, by an increase in operating expenses as discussed above.

     Royalty income totaled $141,136 for the nine months ended September 30, 1998, compared to $164,584 for the same nine months in 1997. The decrease of $23,448, or 14%, was largely due to a credit given for a reduction in the scope of a licensing contract and the resulting reversal of previously recognized royalty income of approximately $15,500.

       Interest  expense was $429,420 for the nine months  ended  September  30,
1998, compared to $272,076 for the nine months ended September 30, 1997. The increase of $157,344, or 58%, was primarily due to interest, lease buyout amounts and miscellaneous fees associated with the early retirement of approximately 27 notes and capital leases as part of the Company's debt restructuring in September 1998 (see "Liquidity and Capital Resources").

     Net income was $210,728 for the nine months ended September 30, 1998, compared to net income of $181,601 for the same period in 1997. Net income per share for the current nine month period was $.07 compared to net income per share of $.06 for the nine months ended September 30, 1997.


     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering and bank and other borrowings. The Company had $4,670,375 of indebtedness at September 30, 1998, of which approximately $102,000 was scheduled to mature within twelve months.

     In June 1998 the Company successfully restructured substantially all of its then outstanding debt into one $4,000,000 note with The First National Bank of New England ("FNB"), headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. Current debt decreased from $2,199,228 at December 31, 1997 to $102,004 at September 30, 1998. In addition to paying off existing debt of approximately $2.9 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition FNB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis. The Company was also granted a $500,000 operating line of credit by FNB. This commercial revolving promissory note terminates on May 1, 1999 and carries a variable rate of 1% above prime. This line is used to meet day to day operating needs.


     Other Comments

     The Company has not completed its assessment of the effect of the year 2000 on the Company's data processing systems and operations, but the Company expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is currently planning to send questionnaires to its suppliers and customers to ensure that they are taking steps to be year 2000 compliant. However, if the Company and third parties upon which it relies, are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     The Company performs a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. During the winter months, cold or adverse weather causes a slowdown or cessation of these outdoor production activities, thereby reducing the Company's production capacity. However, The Company is in the process of building an additional manufacturing facility at its Midland, Virginia location which will bring these operations indoors and significantly increase annual manufacturing capacity. Completion of this facility is anticipated for early 1999, although there can be no assurance of such timing. In addition, the Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. However, as of the date of this filing, the Company's backlog is approximately $5.3 million, of approximately which $2.2 million represents firm contracts for Slenderwall(TM) and architectural pre-cast concrete products.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - Other Information


Item 1.  Legal Proceedings.  None.


Item 2.  Changes in Securities and Use of Proceeds.  None.


Item 3.  Defaults Upon Senior Securities.  None.


Item 4.  Submission of Matters to a Vote of Security Holders.   None .


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