Form 10KSB
period 1998-12-31
SMITH MIDLAND CORP
filed 1999-04-15
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

                  Annual Report under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998
                      Commission File Number 1-13752



                         SMITH-MIDLAND CORPORATION
               (Name of Small Business Issuer in its Charter)


         Delaware                                        54-1727060
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

Route 28, P.O. Box 300, Midland, Virginia                  22728
(Address of Principal Executive Offices)                (Zip Code)


                               (540) 439-3266
             (Issuer's Telephone Number, Including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange on
Title of Each Class                                      Which Registered
-------------------                                  -------------------------
Common Stock, $.01 par value per share                Boston Stock Exchange
Redeemable Common Stock Purchase Warrants             Boston Stock Exchange

    Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                 Common Stock, $.01 par value per share
                         (Title of Class)

               Redeemable Common Stock Purchase Warrants
                        (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X    No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

        The Issuer's net sales and revenues for its most recent fiscal year were $14,434,178.

        The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the average of the closing bid and asked prices for such stock on March 26, 1999, was approximately $1,787,808. As of March 26, 1999, the Company had outstanding 3,144,798 shares of Common Stock, $.01 par value per share.

                               PART I


                     FORWARD-LOOKING STATEMENTS


        This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        o      our high level of indebtedness and ability to satisfy the same,
        o      our recent significant loss under a material contract,
        o our limited recent history of profitable operations and our recent significant loss for the three months ended December 31, 1998, resulting in a loss for the year,
        o the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,
        o the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,
        o changes in economic conditions specific to any one or more of our markets (such as the availability of public funds and grants for construction),
        o changes in general economic conditions (such as interest rate changes),
        o      adverse weather which inhibits the demand for our products,
        o      our compliance with governmental regulations,
        o      the outcome of pending and future litigation,
        o unforeseen operational difficulties and financial losses due to year 2000 computer problems,
        o the possible delisting of our Common Stock from NASDAQ due to the continuing trading of the stock price below $1.00 per share and the decrease of our Net Tangible Assets below $2,000,000 and
        o the other factors and information disclosed and discussed in other sections of this report.

        Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company's principal offices are located at Route 28, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the "Company" refers to Smith-Midland Corporation and its subsidiaries.


        MARKET

        The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings; public and private roads and highways; airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Puerto Rico, Canada, Belgium, and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes. The Company believes that the annual market for exterior cladding in the Mid-Atlantic and Northeast region is approximately $500 million and that the nationwide annual market for exterior cladding products exceeds $2 billion based upon information obtained by an independent third party.

        The precast concrete products market is affected by the cyclical nature of the construction industry. In addition, the demand for construction varies depending upon weather conditions, the availability of financing at reasonable interest rates, overall fluctuations in the national and regional economies, past overbuilding, labor relations in the construction industry, and the availability of material and energy supplies. A substantial portion of the Company's business is derived from local, state, and federal building projects, which are further dependent upon budgets and, in many cases, voter-approved bonds.
                                        4

        .
        PRODUCTS

        Precast concrete products are cast at a manufacturing facility and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced in a "batch plant," put into a mixer truck where it is mixed thoroughly and delivered to a construction site to be poured and set at the site. Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building, or structurally. Structural uses include building walls, frames, floors, or roofs. The Company currently manufactures and sells a wide variety of products for use in the construction, transportation and utility industries.

        SLENDERWALL(TM) LIGHTWEIGHT CONSTRUCTION PANELS

        Each Slenderwall(TM) system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional, piecemeal construction of the exterior walls of buildings. The Company's Slenderwall system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall panel consists of a galvanized or stainless steel stud frame with an exterior sheath of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior concrete sheath is attached to the interior frame by strategically placed epoxy coated steel connectors that suspend the exterior concrete approximately one-half inch away from the steel frame.

        Slenderwall panels are approximately one-half the weight of brick walls of equivalent size, permanence and durability. This lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from Slenderwall's reduced installation time and ease of erection, and from the use of smaller cranes for installation.

        The Company custom designs and manufactures each Slenderwall exterior cladding system. The exterior of the Slenderwall systems can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick. Management has received a positive reaction to Slenderwall systems in the marketplace for use in new construction and replacement projects because it is a cost-effective, efficient, and attractive wall system. As of March 26, 1999 the Company has a backlog for Slenderwall systems totaling approximately $900,000, compared to $2,343,000 at March 25, 1998.

        EASI-SET  SIERRA WALL(TM)

        The Easi-Set Sierra Wall(TM)(the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall is typically constructed of four inch thick, steel-reinforced concrete panels that are securely joined at an integral column by a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project.

        The Company custom designs and manufactures each Sierra Wall to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol(R), an optional, durable and patented sound-absorbing, material that can be cast onto the exterior of the Sierra Wall. In January 1996, the Company entered into a licensing agreement with DuriSol, Inc. of Ontario, Canada, ("DuriSol") permitting the Company to utilize the DuriSol(R) sound-absorbing technology until January 20, 1999. Under the Company's licensing agreement with DuriSol, the Company has an exclusive license to use DuriSol in Virginia and a right of first refusal for any new proprietary products developed by DuriSol. The Company pays a royalty to DuriSol equal to $.25 per square foot of product manufactured using DuriSol. Effective January 1, 1999, this agreement was extended for five years ending December 31, 2003.

        The Sierra Wall is used primarily for highway projects as a noise barrier as well as for residential purposes, such as privacy walls between homes, security walls or windbreaks, and for industrial or commercial purposes, such as to screen and protect shopping centers, industrial operations, institutions or highways. The variety of available finishes enables the Company to blend the Sierra Wall with local architecture, creating an attractive as well as functional barrier.

        EASI-SET J-J HOOKS(TM) HIGHWAY SAFETY BARRIER

        The Easi-Set J-J Hooks(TM) highway safety barrier (the "J-J Hooks Barrier") is a crash tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") now requiress that states use only positively connected barriers which meet NCHRP350 crash test requirements..

        The proprietary feature of the J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector, rolled in toward the end of the barrier (it resembles the letter "J" when viewed from directly above). The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "hooks" face each other. To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged.

        The Company believes that the J-J Hooks Barrier connection design is superior to those of earlier highway safety barriers that were positively connected through the "eye and pin" technique. Barriers incorporating this technique have eyes or rings protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins through the eyes and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barrier is easier and faster to install, and remove, requires a smaller crew and eliminates the need for loose hardware to make the connection.

        In November 1990, the FHWA approved the J-J Hooks Barrier for use on federally-aided highway projects following the successful completion of crash testing based on National Cooperative Highway Research Program criteria. The J-J Hooks Barrier has also been approved for use in state funded projects by 32 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in 17 states and believes that approval in most of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J.J. Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Spain, Belgium, Germany and Chile.

        EASI-SET PRECAST BUILDING AND EASI-SPAN(TM)

        The Easi-Set Precast Building is a transportable, prefabricated, single-story, concrete utility building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set Precast Building is available in a variety of exterior finishes and in five standard sizes, or it can be custom sized. The roof and floor of each Easi-Set Precast Building are manufactured using the Company's patented post-tensioned system, which helps seal the buildings against moisture. As a freestanding unit, the Easi-Set Precast Building requires no poured foundations or footings and can be easily installed within a few hours. After installation the building can be moved, if desired, and reinstalled in a new location.

        The Company recently introduced Easi-Span(TM), a line of expandable precast concrete buildings. Easi-Span(TM) is identical to and incorporates the technology of the Easi-Set Precast Building, but is available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.

        The Company has sold its Easi-Set and Easi-Span Precast Buildings for the following uses:

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

        EASI-SET UTILITY VAULT

        The Company produces a line of precast concrete underground utility vaults ranging in size from 36 to 702 cubic feet. Each Easi-Set utility vault normally comes with a manhole opening on the top for ingress and egress and openings around the perimeter, in accordance with the customer's specifications, to access water and gas pipes, electrical power lines, telecommunications cables, or other such media of transfer. The utility vaults may be used to house equipment such as cable, telephone or traffic signal equipment, and for underground storage. The Company also manufactures custom-built utility vaults for special needs.

        SOURCES OF SUPPLY

        All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources. To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.

        LICENSING

        The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier and Easi-Set and Easi-Span Precast Buildings, and certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for defined geographic regions, and depending on the size, character and location of the territory granted, the Company receives an initial one-time license acquisition and training fee ranging from approximately $20,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set Precast Building licensees normally pay the Company a flat monthly fee for co-op advertising and promotion programs through which the Company produces and distributes advertising materials and promotes the licensed products.

        The Company has entered into 25 licensing agreements in the United States, and has established at least one licensee in each of Puerto Rico, Canada, Belgium and Spain and sub-licensees in Chile.

        The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. In addition, the Company is developing a licensing program for its Slenderwall exterior cladding system.


        MARKETING AND SALES

        The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

        The Company has also established a cooperative advertising program in which the Company and its Easi-Set and Easi-Span licensees combine resources to promote certain precast concrete products. Licensees pay a flat monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company's marketing efforts are concentrated on the region within a 250 mile radius from its facilities, which includes most of Virginia, Delaware, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

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

        The Company believes that the principal competitive factors for its products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in both Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Northeast and Mid-Atlantic regions of the United States. Finally, the Company believes it offers a broad range of products that are unique and technologically superior to competing products.

        PATENTS AND PROPRIETARY INFORMATION

        The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business expires in 2001 and a new patent was allowed March 2, 1999 which expires in 2017. The Company also owns three U.S. registered trademarks (Easi-Set with logo symbol (R), Smith Cattleguard(R), and Smith-Midland Excellence in Precast Concrete(R)), one Canadian registered trademark (Easi-Set(R)) and licenses the rights to another (DuriSol(R)). The Company licenses the technology used in DuriSol(R) products pursuant to an agreement that expires on December 31, 2003.

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

        EMPLOYEES

        As of March 26, 1999, the Company had 136 full-time and 5 part-time employees, 114 of which are located at the Company's Midland facility, and 27 of which are located at the Company's facility located in Reidsville, North Carolina. Of the 141 employees, 8 are executive officers or managers, 7 are responsible for sales and marketing, 114 are in manufacturing, and 12 are administrative personnel. None of the Company's employees is represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTIES

        FACILITIES

        The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which approximately 19 acres are owned by the Company and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $6,000. This area houses two concrete mixers, and one concrete blender. The plant also includes two evironmentally controlled casting areas two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

        The Company completed a 16,000 square foot manufacturing building on its Midland property during the first quarter of 1999 and, in view of the additional capacity, discontinued performing a portion of its concrete pouring and curing processes on uncovered, outdoor manufacturing areas. Such outdoor processing was adversely affected by wet or cold weather and bringing these operations under roof significantly increased production capacity and efficiency.

        In addition, the Company carries out administration, research and development, sales and marketing, and licensing operations in a 4,500 square foot office building located on its Midland property. The Company also owns 19 acres of undeveloped industrial property in Midland, not adjacent to the manufacturing facility.

        The Company's second manufacturing facility is located in Reidsville, North Carolina on five acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

        The Company believes that its present facilities are adequate for its current needs. Substantially all of the Company's facilities and equipment were used as collateral for a $4,000,000 twenty three year note which resulted from a restructuring of the Company's debt in June 1998 (see Liquidity and Capital Resources).

ITEM 3.  LEGAL PROCEEDINGS

        In late 1995, the Company filed four separate informal claims with the Maryland State Contractor Board of Appeals. These claims totaled approximately $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the then newly issued "Noise Barrier Acceptance Criteria," all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete. In 1996, the Company filed additional claims against the State of Maryland related to the same contracts in the amount of $578,500 which brought the amount of the total claims to $1,080,500. In early 1996, the Company received several counterclaims from the State of Maryland. The Company has considered the counterclaims in estimating the recoverability of its claims and certain trade accounts receivable and approximately $270,100 of the total contract claims is included in trade accounts receivable at December 31, 1998. The Company collected $185,000 of the outstanding claims during the first quarter of 1999 and expects to collect the remaining balance during 1999, although there can be no assurance of such collections. (See footnote six in the accompanying consolidated financial statements).

        In late 1998 the Company filed suit in the circuit court of Lake County, Illinois against Trapani Construction Company ("Trapani") & L. J. Sheridan & Company, as agent for the owner, for the enforcement of a mechanic's lien and the recovery of approximately $186,500 representing the balance due on a contract entered into by the Company to manufacture and install Slenderwall Panels at the Hawthorn Place Medical Center II in Libertyville, Illinois. Work on that building has been completed, approved and accepted by Trapani and the owner. Trapani withheld payment on this project because the Company refused to proceed with a renovation project to reclad Medical Center I, a second building at the same site which was part of the original contract, without a change order to cover incremental costs anticipated as a result of alleged inaccurate specifications supplied by Trapani. The Company believes that there is a high probability of collection of a major portion of the balance due, but there can be no assurance in this regard.

        The Company is not presently involved in any other litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998, through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "SMID" and on the Boston Stock Exchange ("BSE") under the symbol "SMC" since December 13, 1995. As of March 26, 1999, there were approximately 65 record holders of the Company's Common Stock. Management believes there are approximately 500 beneficial owners of the Company's Common Stock.

        The following table sets forth the high and low sale prices for the Company's Common Stock as reported by NASDAQ for the periods indicated. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.


                                                   Sale
                                             High        Low
1997
First Quarter                              $ 2 1/8    $ 15/16
Second Quarter                             $ 1 3/8    $ 11/16
Third Quarter                              $ 1 1/2    $ 9/16
Fourth Quarter                             $ 1 3/6    $ 3/4

1998
First Quarter                              $ 1 11/16  $ 3/4
Second Quarter                             $ 1 11/16  $ 1
Third Quarter                              $ 1 1/4    $ 1 1/16
Fourth Quarter                             $ 1 1/16   $ 5/8


        The Company has recently been notified by NASDAQ that its securities are currently being reviewed for compliance with the Nasdaq SmallCap Market eligibility requirements. As of March 26, 1999, the Company was not in compliance with all current applicable requirements and the Company believes that it will have difficulty meeting all the current requirements. In particular, the minimum bid price ($1) requirement and the net asset requirement (minimum of $2,000,000) are not currently being met. By June 2, 1999, the Company must either meet such requirements or request a hearing (which will stay delisting beyond June 2, 1999).

        DIVIDENDS

        The Company has not paid dividends on its Common Stock since its inception and has no intention of paying any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's current loan agreement with First International Bank prohibits the payment of dividends to stockholders without the bank's prior written consent, except for dividends paid in shares of the Company's Common Stock.

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

        In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which is expected to be completed in mid-1999, involves the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns over the course of the entire project will total approximately $1.2 million and estimates that the total loss on the job before recovery on any claims by the Company will be approximately $1.0 million, which loss has been accrued in its entirety as of December 31, 1998. In 1999, the Company plans to file claims, for which notification had been made, in the amount of $1.2 million. As of December 31, 1998, $400,000 of the contract claim has been included in sales and accounts receivable. There can be no assurance that the loss will not exceed the $1.1 million estimate or that the Company will be able to collect any of its claim.

        RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
        1997

        The Company's operations for 1998 resulted in a loss of $(783,883), or $(0.26) per share, representing a decrease in net income of $(1,047,686) when compared to net income in 1997 of $263,803, or $0.09 per share.

        For 1998, the Company had total revenue of $14,434,178 compared to total revenue of $12,004,897 in 1997, an increase of $2,429,281, or 20%. Total product sales increased 23% to $12,415,252 in 1998, compared to $10,102,121 in 1997.

This increase in product sales is primarily attributed to a change in product mix to a higher percentage of Slenderwall and other architectural products, which are higher priced products, and to volume increases. Unit prices have not changed significantly. Shipping and installation revenue increased to $2,018,926 in 1998 from $1,902,776 in 1997, an increase of $116,150, or 6%, primarily attributed to an increase in the number and size of installation contracts.

        Royalty revenue increased slightly from $262,257 in 1997 to $264,178 in 1998. The increase was principally attributed to an increase in royalty fees earned on production of Easi-Set(R) precast buildings.

        Total cost of goods sold for 1998 was $12,015,760 compared to $9,090,998 in 1997, an increase of $2,924,762. Total cost of goods sold as a percentage of total revenue increased from 76% in 1997 to 83% in 1998. The percentage increase was primarily attributed to cost overruns on the Bradley Hall project (see "General" in this Section).

        General and administrative expenses increased $321,428, or 17%, to $2,236,938 in 1998 from $1,915,510 in 1997. The increase was primarily the result of an increase in expenses relating to increased costs of hiring and relocation of staff, professional fees and an increase in the provisions for bad debts.

        Selling and marketing expenses in 1998 were comparable to 1997. Selling and marketing expenses totaled $678,871 in 1998 compared with $680,489 in 1997.

        Interest expense and loan fees increased to $541,161 in 1998 from $372,118 in 1997, an increase of $169,043, or 45%. The increase was primarily due to two factors related to the Company's debt refinancing in 1998 (see "Liquidity and Capital Resources"). First, the Company incurred expense as a result of the early retirement of several capital leases. Second, the Company increased its total debt outstanding by approximately $1.6 million during 1998. These two factors were offset, somewhat, by a reduction in the Company's weighted average interest rate on its debt outstanding.

        As a result of cumulative net operating loss ("NOL") carryforwards of approximately $2,750,000 available to the Company as of January 1, 1998, no income tax expense was recorded for 1998. The Company does not expect to incur income tax expense for 1999 due to the NOL carryforwards.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering ("IPO") and bank and other borrowings. The Company had $4,698,461 of indebtedness at December 31, 1998, of which $573,104 was scheduled to mature within twelve months.

        In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. Current debt decreased from

$2,199,228 at December 31, 1997 to $573,104 at December 31, 1998. In addition to paying off existing debt of approximately $3.0 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime and which was originally scheduled to terminate on May 1, 1999, was recently extended for sixty days. The Company expects to refinance, extend and/or term the line of credit upon its extended maturity date.

        At December 31, 1998, the Company had cash totaling $207,661 and restricted cash balances in the amount of $387,462, compared to total cash of $288,310 and restricted cash in the amount of $196,977, at December 31, 1997. During 1998, the Company used $284,756 in cash (net) to fund its operating activities and $1,229,604 in its investing activities, primarily for the funding of a 16,000 square foot plant addition (see "Item 2. Description of Properties - Facilities"). The Company's financing activities provided $1,624,196 primarily as a result of the refinancing discussed above.

        Capital spending increased to $1,237,689 in 1998, from $524,232 in 1997, as the Company implemented programs to improve manufacturing efficiencies as well as overall plant capacity and yard storage capacity. Planned capital expenditures for 1999 are limited, as stated above, by the FIB loan agreement. Approximately $387,000 of restricted cash was held at December 31, 1998 for construction and equipment expenditures. The majority of the restricted funds were used early in 1999 to complete the new production facility (see "Item 2. Description of Properties - Facilities"). No other significant cash committments are expected in 1999.

        As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment. Management intends to refinance this debt as it becomes due. Although management has shown the ability to refinance and/or extend its debt in prior years, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness should that become necessary, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. If the Company is not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by certain lenders which would have a material adverse effect on the Company's business.

        The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. In addition, the Company's cash flow has been significantly effected by the loss on the Bradley Hall project. Although no assurance can be given, the Company believes that anticipated cash flow from operations and existing credit facilities will be sufficient to finance the Company's operations for at least the next 12 months. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of short-term financing, for which there can be no assurance of obtaining.

        The Company has formed a team to address the affect of the year 2000 on the Company's systems and operations. The Company expects that costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company plans to be fully Y2K compliant by the fourth quarter of 1999.


        SEASONALITY

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


        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, The Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

        The following financial statements are filed as part of this report:



                                                                                Page
Report of Independent Certified Public Accountants............................. F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997................... F-3

Consolidated Statements of Operations for the years ended December 31,
1998 and 1997  .........    ....................................................F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1998 and 1997..................................................... F-6

Consolidated Statements of Cash Flows for the years ended December 31,
1998 and 1997   ............................................................... F-7

Summary of Significant Accounting Policies..................................... F-9

Notes to Consolidated Financial Statements .................................... F-12



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                                                             DIRECTOR OR
                                                             EXECUTIVE
NAME                                 AGE                   OFFICER SINCE           POSITION
Rodney I. Smith                      60                          1970            Chief Executive Officer, President
                                                                                 And Chairman of the Board of
                                                                                 Directors

Ashley B. Smith                      36                          1994            Vice President of Sales and
                                                                                 Marketing and Director

Wesley A. Taylor                     51                          1994            Vice President of Administration
                                                                                 and Director

Andrew Kavounis                      73                          1995            Director

Theodore D. Pennington               61                          1998            Vice President, Finance and
                                                                                 Chief Financial Officer


BACKGROUND

        The following is a brief summary of the background of each Director and executive officer of the Company:

RODNEY I. SMITH. CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND PRESIDENT. Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965. He has served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Company's proprietary and patented products. Mr. Smith is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia, since 1986.

ASHLEY B. SMITH. VICE PRESIDENT OF SALES AND MARKETING AND DIRECTOR. Ashley B. Smith has served as Vice President of Sales and Marketing of the Company since 1990 and as a Director since December 1994. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley
B. Smith is the son of Mr. Rodney I. Smith.

WESLEY A. TAYLOR. VICE PRESIDENT OF ADMINISTRATION AND DIRECTOR. Wesley A. Taylor has served as Vice President of Administration of the Company since 1989 and as a Director since December 1994, and previously held positions as Controller and Director of Personnel and Administration. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University.

ANDREW KAVOUNIS. DIRECTOR. Andrew Kavounis has served as a Director of the Company since December 1995. Mr. Kavounis was President of Core Development Co., Inc., a privately held construction and development concern from 1991 until he retired in 1995. From 1989 to 1991, Mr. Kavounis was the Executive Vice President of the Leadership Group, a Maryland based builder and developer. Prior to that time, Mr. Kavounis spent 37 years as an executive at assorted construction and development companies, which included a position as the National Vice President of Ryland Homes, a privately held company, in which capacity he was directly responsible for the construction of 17,000 homes annually, nationwide. Mr. Kavounis received a Bachelor of Science degree in Chemical Engineering from Presbyterian College, a Bachelor of Science degree in Civil and Mechanical Engineering from Wofford College, and a Master's degree in Business Administration from the University of South Carolina.

THEODORE D. PENNINGTON. VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER. Mr. Pennington has served as Vice President, Finance and Chief Financial Officer of the Company since September 1998. Prior to joining the Company, Mr. Pennington was a financial consultant serving clients in the telecommunications and financial services industries. From September 1996 through December 1997, Mr. Pennington was Vice President, Finance and Administration, Chief Financial Officer and Secretary for Codon Pharmaceuticals Corporation. Mr. Pennington also served as Vice President, Finance and Administration for Cryomedical Sciences, Inc. from 1990 through 1995 and as Secretary from 1992 through 1995. Mr. Pennington holds a Master of Business Administration degree in finance from the University of Hartford, a Master of Business Administration Degree in industrial management from the Wharton School of the University of Pennsylvania, and a Bachelor of Science Degree in mechanical engineering from Lafayette College


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "Commission") and any national securities exchange on which the Corporation's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten per cent (10%) beneficial owners were satisfied, except for the Form 3 and Form 4 filings due for the following transactions, which filings are currently being prepared:

        Form 4 for Andrew Kavounis for the Nov. 5, 1997 grant of non-qualified stock options,
        Form 4 for Bernard Patriacca for the Nov. 5, 1997 grant of non-qualified stock options,
        Form 4 for Rodney I. Smith for the July 31, 1998 grant of non-qualified stock options,

        Form 4 for Rodney I. Smith for the August 4, 1998 grant of non-qualified stock options,
        Form 4 for Ashley Smith for the November 5, 1997 grant of incentive stock options,
        Form 4 for Ashley Smith for the August 4, 1998 grant of incentive stock options,
        Form 4 for Wesley A. Taylor for the November 5, 1997 grant of incentive stock options,
        Form 4 for Wesley A. Taylor for the August 4, 1998 grant of incentive stock options,
        Form 3 for Thomas Deserable due upon appointment as Chief Operating Officer of Smith-Midland Virginia and for the August 4, 1998 grant of incentive stock options.

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries whose cash compensation exceeded $100,000 during 1998:



--------------------- ------------------------------------- -------------------------------------

                              Annual Compensation                  Long Term Compensation
--------------------- ------------------------------------- -------------------------------------
--------------------- ------------------------------------- ------------------ ------------------

                                                                 Awards             Payouts
--------------------- ------------------------------------- ------------------ ------------------
--------------------- --------- -------- --------- -------- --------- -------- --------- --------

        (a)             (b)       (c)      (d)       (e)      (f)       (g)      (h)       (i)
--------------------- --------- -------- --------- -------- --------- -------- --------- --------
--------------------- --------- -------- --------- -------- --------- -------- --------- --------
                                                                      Securities
                                                    Other             Under-               All
      Name and                                     Annual   Restricted lying              Other
     Principal                                     Compen-   Stock    Options/   LTIP    Compen-
      Position          Year    Salary    Bonus    sation    Awards    SARs    Payouts   sation
                                   $        $         $        $        (#)       $         $
--------------------- --------- -------- --------- -------- --------- -------- --------- --------
--------------------- --------- -------- --------- -------- --------- -------- --------- --------
  Rodney I. Smith       1998    175,000   54,500      -        -      20,000      -         -
  President, Chief      1997    170,503   81,500      -        -         -        -         -
 Executive Officer      1996    175,000     -         -        -         -        -         -
and Chairman of the
       Board.

--------------------- --------- -------- --------- -------- --------- -------- --------- --------
--------------------- --------- -------- --------- -------- --------- -------- --------- --------

Thomas J. Deserable     1998     45,867     -      65,508(1)   -       2,000      -         -
    Former Chief        1997       -        -         -        -         -        -         -
 Operating Officer,     1996       -        -         -        -         -        -         -
   Smith-Midland
    Corporation
 (Virginia) through
      3/16/99
--------------------- --------- -------- --------- -------- --------- -------- --------- --------


(1) Mr. Deserable received $65,508 in consulting fees prior to commencing employment as Chief Operating Officer of Smith-Midland Corporation (Virginia), the primary subsidiary of the Company.


COMPENSATION OF DIRECTORS

        All non-employee Directors receive $500 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. All employee Directors, except Rodney I Smith, receive $250 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties. Rodney I. Smith receives no compensation as a Director.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table summarizes option grants during 1998 to the named executive officers:

                               Number of             % of Total
                                Securities             Options
                               Underlying            Granted to        Exercise
                                 Options           Employees in         or Base      Expiration
         Name                  Granted (#)           Fiscal Year     Price  ($/Sh)     Date
         ----                  -----------         --------------    -------------   -----------
Rodney I. Smith...........      20,000                 32.27%            1.00         7/31/06
Thomas J. Deserable......        2,000                  3.23%            1.00         7/31/06


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                                Number of
                              Shares                         Shares Underlying             Value of Unexercised
                            Acquired                        Unexercised Options            In-the-Money Options
                              on            Value          at Fiscal Year End (#)         at Fiscal Year-End ($)(1)
                            Exercise      Realized       ------------------------       --------------------------
Name                          (#)            ($)        Exercisable   Unexercisable     Exercisable    Unexercisable
----                       ---------      --------      ---------------------------     ----------------------------
Rodney I. Smith........       ---           ---             0            20,000             0              ---
Thomas J. Deserable....       ---           ---             0             2,000             0              ---
--------


(1) Value is based on the closing sales price of the Company's Common Stock on December 31, 1998 ($1.00), the last trading day of 1998, less the option exercise price ($1.00).


EMPLOYMENT AGREEMENT

        The Company has entered into an employment agreement with Mr. Rodney I. Smith, which provides for an annual base salary of $175,000. The present term of the agreement continues until December 31, 1999, and is thereafter automatically renewed for successive one year periods unless Mr. Smith or the Company gives the other party three months prior written notice of non-renewal. Bonuses and salary increases may be granted by the Compensation Committee of the Board of Directors, as it so determines from time to time. Mr. Smith has voluntarily reduced his annual base salary by 22.5% to $135,625 temporarily, effective March 8, 1999. Mr. Smith also is entitled to receive benefits offered to the Company's employees generally. If terminated without cause, Mr. Smith is entitled to receive as severance pay an amount equal to twenty-four (24) months of his base salary, less taxes, other required withholdings and any amounts owed to the Company, payable in accordance with the Company's standard payroll procedures. In addition, the employment agreement precludes Mr. Smith from competing with the Company during his employment and for at least one year thereafter, and from disclosing confidential information. The Company is the owner of and the beneficiary of three key person life insurance policies on Mr. Smith totaling $1,400,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of March 26, 1998, certain information concerning ownership of the Company's Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each of the Company's Directors and Executive Officers, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


                               NUMBER OF SHARES
NAME AND ADDRESS OF            PERCENTAGE OF                  PERCENTAGE
BENEFICIAL OWNER(1)            BENEFICALLY OWNED(2)           OF CLASS
-------------------            --------------------           -----------
Rodney I. Smith (3)(4)(5)          843,298                      27.70

Robert M. Rubin (6)                230,000                       7.55

Ashley B. Smith (3)(4)(7)           94,717                       3.11

Wesley A. Taylor (8)                 4,700                          *

Andrew Kavounis  (9)                 2,000                          *

Theodore D. Pennington               1,000                          *

All directors and executive
officers as a group (5 persons)
(2)(3)(4)(5)(6)(7)(8)(9)           945,715                      30.94
----------------------------------
* Less than 1%

(1) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, and Pennington is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728. The address for Mr. Rubin is 6060 Kings Gate Circle, Dealany Beach, Florida 33486.

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

(3) Rodney I. Smith and Ashley B. Smith are father and son, respectively. Each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership of the other's shares of Common Stock.

(4) Does not include an aggregate of 98,958 shares of Common Stock held by Jeremy Smith, Matthew Smith, and Roderick Smith, sons of Rodney I. Smith, and brothers of Ashley B. Smith, and 112,713 shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

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

(6) Mr. Rodney I. Smith holds an irrevocable proxy to vote the 230,000 shares of Common Stock held by Mr. Rubin. This proxy expires on the first to occur of
    (i) ten years from the date of the proxy or (ii) the sale by Mr. Rubin of the shares of Common Stock subject to the proxy. The 230,000 shares of Common Stock held by Mr. Rubin were accounted for in calculating both Mr. Smith's and Mr. Rubin's beneficial ownership.

(7) Includes options to purchase 5,100 shares of Common Stock of the C Company exercisable at $1.00 per share.

(8) Includes options to purchase 4,700 shares of Common Stock of the Company exercisable at $1.00 per share.

(9) Includes options to purchase 2,000 shares of Common Stock of the Company exercisable at $1.00 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        At December 31, 1998, the Company owned an unsecured note for approximately $624,387 receivable from Mr. Rodney I. Smith, the Company's President and majority shareholder, with a seven year term accruing interest at a rate of 6% per annum. During 1996, $102,300 of the note was reduced for the Company's purchase of 40,920 common shares from Mr. Smith. On December 31, 1997, the terms of the note were changed to call for annual payments of $45,948 beginning on December 31, 1998 and continuing through maturity on December 31, 2002. Total interest income on this note was approximately $37,600 and $39,500 for the years ended December 31, 1998 and 1997, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS.

       (1) The following exhibits are filed herewith:

Exhibit
  No.
-------
 27        Financial Data Schedule


       (2) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and are incorporated herein by reference:

Exhibit
  No.                     Title
-------                   -----
  1       First National Bank of New England Loan Agreement

  2       First National Bank of New England Loan Note


     (3) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997and are incorporated herein by reference:.

Exhibit
  No.                     Title
-------                   -----
 10c Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997.

     (4) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and are incorporated herein by reference.

Exhibit
  No.                     Title
-------                   -----
 10a License Agreement by and between the Company and DuriSol, Inc., dated January 22, 1996.

 21       List of Subsidiaries of the Company.


     (5) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (No. 33-89312) declared effective by the Commission on December 13, 1995 and are incorporated herein by reference:

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

10a       Employment Agreement between the Company and Rodney I. Smith.

10r       Lease Agreement between the Company and Rodney I. Smith.

10t       Collateral Assignment of Letters Patent between the Company and Rodney
          I. Smith.

10u       Form of License Agreement between the Company and its Licensee.

10w       1994 Stock Option Plan.

 (B)  REPORTS ON FORM 8-K

          The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                              SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMITH-MIDLAND CORPORATION


Date:   April 14, 1999              By:  /s/ Rodney I. Smith
                                        --------------------------
                                             Rodney I. Smith, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Name                              Capacity                         Date
----                              --------                         ----
/s/ Rodney I. Smith            Chairman of the Board,         April 14, 1999
---------------------          Chief Executive Officer
Rodney I. Smith                and President (principal
                               executive officer)


/s/ Theodore D. Pennington     Vice President, Finance        April 14, 1999
--------------------------     and Chief Financial
Theodore D. Pennington         Officer(principal finance
                               and accounting officer)


/s/ Wes Taylor                 Vice President of              April 14, 1999
---------------                Administration and
Wes Taylor                     Director


/s/ Ashley Smith               Vice President of Sales        April 14, 1999
----------------               and Marketing and Director
Ashley Smith


/s/ Andrew Kavounis            Director                       April 14, 1999
-------------------
Andrew Kavounis

                            Smith-Midland Corporation
                                     and Subsidiaries



                                           Consolidated Financial Statements
                                      Years Ended December 31, 1998 and 1997

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                                                        Contents

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

    Summary of Significant Accounting Policies                           F - 9

    Notes to Financial Statements                                        F - 12

Report of Independent Certified Public Accountants


To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       BDO Seidman, LLP


Richmond, Virginia
April 12, 1999

December 31,                                                1998         1997
--------------------------------------------------------------------------------
   Assets (Note 2)

Current assets
  Cash                                                 $  207,661    $  288,310
  Accounts receivable (Note 6)
    Trade - billed, (less allowance for doubtful
      accounts of $262,000 - 1998 and $231,000 - 1997)  3,824,012     3,254,993
    Trade - unbilled                                      199,108       410,158
  Inventories
    Raw materials                                         522,468       486,583
    Finished goods                                        989,745       942,427
  Prepaid expenses and other assets                       116,034        69,801
--------------------------------------------------------------------------------

Total current assets                                    5,859,028     5,452,272
--------------------------------------------------------------------------------

Property and equipment, net (Notes 1 and 2)             2,449,566     1,531,062
--------------------------------------------------------------------------------

Other assets
  Cash - restricted (Notes 2 and 6)                       387,462       196,977
  Note receivable, officer (Note 3)                       624,387       632,472
  Other                                                   246,058        79,443
--------------------------------------------------------------------------------
Total other assets                                      1,257,907       908,892
--------------------------------------------------------------------------------

                                                       $9,566,501    $7,892,226
================================================================================

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                                   Consolidated Balance Sheets



December 31,                                                1998         1997
--------------------------------------------------------------------------------

   Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of notes payable (Note 2)         $  573,104    $2,199,228
  Accounts payable - trade                              2,177,884     1,744,127
  Accrued expenses and other liabilities (Note 6)       1,115,118       570,693
  Customer deposits                                       306,255       450,474
--------------------------------------------------------------------------------

Total current liabilities                               4,172,361     4,964,522

Notes payable - less current maturities (Note 2)        4,020,661       759,440

Notes payable - related parties (Note 3)                  104,696       115,598
--------------------------------------------------------------------------------

Total liabilities                                       8,297,718     5,839,560
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 6)
--------------------------------------------------------------------------------

Stockholders' equity
  Preferred stock, $.01 par value; authorized
    1,000,000 shares, none outstanding                        -             -
  Common stock, $.01 par value; authorized
    8,000,000 shares; 3,085,718 issued,
    3,044,798 outstanding                                  30,857        30,857
  Additional capital                                    3,450,085     3,450,085
  Accumulated deficit                                  (2,109,859)   (1,325,976)
--------------------------------------------------------------------------------
                                                        1,371,083     2,154,966
Treasury stock, at cost, 40,920 shares                   (102,300)     (102,300)
--------------------------------------------------------------------------------

Total stockholders' equity                              1,268,783     2,052,666
--------------------------------------------------------------------------------
                                                       $9,566,501    $7,892,226
================================================================================

                           See accompanying  summary of  significant  accounting
                               policies and notes to consolidated financial statements.

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                         Consolidated Statements of Operations


Year Ended December 31,                                      1998          1997
--------------------------------------------------------------------------------

Revenue                                               $14,434,178   $12,004,897

Cost of goods sold                                     12,015,760     9,090,998
--------------------------------------------------------------------------------

Gross profit                                            2,418,418     2,913,899
--------------------------------------------------------------------------------

Operating expenses
  General and administrative expenses                   2,236,938     1,915,510
  Selling expenses                                        678,871       680,489
--------------------------------------------------------------------------------

Total operating expenses                                2,915,809     2,595,999
--------------------------------------------------------------------------------

Operating income (loss)                                  (497,391)      317,900
--------------------------------------------------------------------------------

Other income (expense)
  Royalties                                               264,178       262,257
  Interest expense and loan fees                         (541,161)     (372,118)
  Interest income (Note 3)                                 63,616        45,795
  Other, net                                              (73,125)        9,969
--------------------------------------------------------------------------------

Total other income (expense)                             (286,492)      (54,097)
--------------------------------------------------------------------------------

Net income (loss)                                     $  (783,883)  $   263,803
================================================================================

Basic and diluted income (loss) per share             $      (.26)  $       .09
================================================================================

Weighted average common shares outstanding              3,044,798     3,044,798
================================================================================

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

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                               Consolidated Statements of Stockholders' Equity

                                       Additional
                             Common    Paid-In       Accumulated    Treasury
                             Stock      Capital         Deficit       Stock      Total
-------------------------------------------------------------------------------------------
Balance, December 31, 1996   $30,857   $3,450,085   $(1,589,779)   $(102,300)   $1,788,863

Net income                        -            -        263,803           -        263,803
-------------------------------------------------------------------------------------------

Balance, December 31, 1997    30,857    3,450,085    (1,325,976)    (102,300)    2,052,666

Net loss                          -            -       (783,883)          -       (783,883)
-------------------------------------------------------------------------------------------

Balance, December 31, 1998   $30,857   $3,450,085   $(2,109,859)   $(102,300)   $1,268,783
===========================================================================================


                          See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                         Consolidated Statements of Cash Flows



Year Ended December 31,                                         1998              1997
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Cash received from customers                            $14,203,657      $11,670,478
  Cash paid to suppliers and employees                    (13,955,985)     (10,876,160)
  Interest paid                                              (540,695)        (372,118)
  Other                                                         8,267          103,804
--------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities         (284,756)         526,004
--------------------------------------------------------------------------------------

Cash Flows From Investing Activities
  Purchases of property and equipment                      (1,237,689)        (524,232)
  Repayments (advances) on officer note receivable              8,085           26,528
--------------------------------------------------------------------------------------

Net cash absorbed by investing activities                  (1,229,604)        (497,704)
--------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from borrowings                                  4,642,275          192,565
  Repayments of borrowings                                 (3,007,177)        (368,274)
  Repayments on borrowings - related
    parties, net                                              (10,902)              -
--------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities        1,624,196         (175,709)
--------------------------------------------------------------------------------------

Increase in cash - restricted                                (190,485)          (2,360)
--------------------------------------------------------------------------------------

Net decrease in cash                                          (80,649)        (149,769)

Cash, beginning of year                                       288,310          438,079
--------------------------------------------------------------------------------------

Cash, end of year                                         $   207,661      $   288,310
======================================================================================


                                                                  continued...

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                         Consolidated Statements of Cash Flows
                                                                   (continued)


Year Ended December 31,                                          1998             1997
--------------------------------------------------------------------------------------
Reconciliation of net income (loss) to net cash
  provided (absorbed) by operating activities

Net income (loss)                                         $  (783,883)     $   263,803
Adjustments to reconcile net income (loss) to net
  cash provided (absorbed) by operating activities
    Depreciation and amortization                             319,185          374,041
    (Increase) decrease in
      Accounts receivable - billed                           (569,019)        (549,668)
      Accounts receivable - unbilled                          211,050         (296,859)
      Inventories                                             (83,203)         102,030
      Prepaid expenses and other assets                      (212,848)          23,399
    Increase (decrease) in
      Accounts payable - trade                                433,757          304,193
      Accrued expenses and other liabilities                  544,425           55,214
      Customer deposits                                      (144,220)         249,851
--------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities      $  (284,756)     $   526,004
======================================================================================


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

Principles of         The accompanying consolidated financial statements include
Consolidation         the accounts of Smith-Midland Corporation and its  wholly-
                      owned  subsidiaries   (the   "Company").   All  material
                      intercompany   accounts  and  transactions  have  been
                      eliminated in consolidation.

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

                      Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                         Years
                                ----------------------------------------------
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

                      Certain sales of Soundwall and Slenderwall concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements which affect profit are recognized in the period in which the changes occur. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

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

                      Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Fair Value            The   estimated   fair  value  of  financial   instruments
of Financial          approximates  their  carrying  amounts as of December  31,
Instruments           1998 and 1997.  The estimated fair value of long term debt is based on current rates offered to the Company for debt of the same maturities.

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

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Summary of Significant Accounting Policies
                                                                   (continued)



Earnings (Loss)       Earnings per share is based on the weighted average number
per share             of shares  of  common  stock  and  dilutive  common  stock equivalents  outstanding.  Basic  earnings  per  share  is
                      computed   by   dividing   income   available   to  common
                      shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. Basic and diluted earnings per share are the same in 1998 and 1997 because the impact of dilutive securities is anti-dilutive.

Long-Lived Assets     Effective  January 1, 1996, the Company adopted  Statement of  Financial  Accounting  Standards  No. 121 (SFAS  121),
                      "Accounting  for the  Impairment of Long-Lived  Assets and
                      For  Long-Lived  Assets  to  Be  Disposed  Of."  SFAS  121
                      requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed  for  impairment when events or changes in circumstances  indicate that the carrying amount may not be recoverable.  In addition, SFAS
                      121 requires  long-lived assets and certain intangibles to be  disposed  of to be  reported  at the lower of carrying amount  or fair  value  less  costs to sell.  The  Company
                      reviews  the  carrying   values  of  its   long-lived  and
                      identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 1998, the Company has determined no impairment has occurred.

Recent Accounting     In June 1998,  the Financial  Accounting  Standards  Board
Pronouncements        issued  Statement of Financial  Accounting  Standards  No.
                      133, "Accounting for Derivative Instruments" ("SFAS 133").
                      SFAS 133 is  effective  for all fiscal  quarters of fiscal years  beginning after June 15, 1999. SFAS 133 establishes
                      accounting   and  reporting   standards   for   derivative
                      instruments and for hedging activities.  SFAS 133 requires that an entity  recognize all derivatives as either assets or  liabilities  and  measure  those  instruments  at fair
                      market  value.   Presently,   the  Company  does  not  use
                      derivative  instruments either in hedging activities or as
                      investments.   Accordingly,   the  Company  believes  that
                      adoption of SFAS 133 will have no impact on its financial position or results of operations.

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements




1.  Property and      Property and equipment consist of the following:
    Equipment
                      December 31,                                   1998        1997
                      ---------------------------------------------------------------

                      Land and land improvements               $  568,660  $  435,110
                      Buildings                                 1,012,840     955,386
                      Machinery and equipment                   5,325,917   4,772,713
                      Rental equipment                             39,240      39,240
                      Construction in progress                    562,092      68,612
                      ---------------------------------------------------------------

                                                                7,508,749   6,271,061
                      Less: accumulated depreciation            5,059,183   4,739,999
                      ---------------------------------------------------------------

                                                               $2,449,566  $1,531,062
                      ===============================================================


                      At December 31, 1998, the Company had a manufacturing plant and an engineering building in progress. The manufacturing plant was completed in the first quarter of 1999. The total cost of the facilities is currently estimated to be $738,000.

2. Notes Payable      Notes payable consist of the following:


                      December 31,                                       1998            1997
                      -----------------------------------------------------------------------
                      Note payable to Riggs Bank, maturing July 8,
                       1998 with monthly principal payments of
                       $2,000 plus interest, at a rate of prime
                       plus  1.5%,  collateralized  by  accounts
                       receivable.                                     $     -       $935,000

                      Note payable to John Schied, maturing May 21,
                       1998; with monthly payments of $1,169 of
                       principal and interest, at a rate of 10%;
                       collateralized by certain vehicles.                   -          5,699

                      Note payable to First International Bank,
                       formerly First National Bank of New England,
                       maturing June 2021; with monthly payments of
                       $37,087 of principal and interest, at a rate
                       of prime plus 1.5% (9.75% at December 31,
                       1998); collateralized by principally all
                       assets of the Company.                          3,979,245           -




                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


2.  Notes Payable     December 31,                                       1998            1997
    (continued)       -----------------------------------------------------------------------

                      Note payable to Security Bank maturing July 13,
                       1999; monthly payments of $4,280 of principal
                       and interest, at a rate of prime plus 3%;
                       collateralized by a first deed of trust on
                       certain land.                                   $      -      $ 83,115

                      Note payable to Midland Loan Service maturing
                       March 1, 1999; with varying monthly payments
                       of principal and interest at a rate of 14%;
                       collateralized by plant buildings.                     -       103,918

                      Note payable to State Bank of Remington,
                       maturing December 22, 2000;  with monthly
                       payments of $5,788 of principal and interest,
                       at a rate of 10.75%;  collateralized  by
                       equipment and  vehicles.                               -       180,300

                      Note payable to State Bank of Remington,
                       maturing February 11, 1999; with monthly
                       payments of interest, at a rate of 6.85%;
                       collateralized by a certificate of deposit.            -       185,689

                      Line of credit with First International Bank,
                       maturing May 30, 1999; interest payable
                       monthly at prime plus 1% (8.75% at December
                       31, 1998); secured by accounts receivable
                       and inventory                                     425,000           -




                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)



2.  Notes Payable     December 31,                                       1998            1997
    (continued)       -----------------------------------------------------------------------
                      Notes payable to Myers' trusts, each of four
                       maturing June 26, 1998; with monthly payments
                       of $3,241 each of principal and interest at a
                       rate of 12%;  collateralized by a third deed
                       of trust on land,  inventory and accounts
                       receivable.                                     $   -         $623,252

                      Notes payable to Branch Banking and Trust
                       maturing November 5, 1998; with monthly
                       payments of $2,000 of principal and interest
                       at a rate of 8%; collateralized by accounts
                       receivable, inventory and equipment of
                       Smith-Carolina Corporation.                         -           83,064

                      Note payable to Obrey Messick, maturing May 31,
                       2001; with monthly payments of $1,461 of
                       principal and interest, at a rate of 10%;
                       collateralized by equipment.                        -           50,559

                      Notes payable to Obrey Messick, maturing
                       December 1, 2002; with monthly payments of $582
                       of principal and interest at a rate of 10%;
                       collateralized by equipment.                        -           27,383

                      Notes payable to State Bank of Remington,
                       maturing June 21, 1998; with varying monthly
                       payments of principal and interest at a rate
                       of 9.26%; collateralized by machinery.              -           17,574

                      Notes payable to Orix Leasing, maturing July 2002,
                       with monthly payments of $1,640 of principal
                       and interest at 13%; collateralized by equipment.   -           82,815





                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)



2.  Notes Payable     December 31,                                       1998            1997
    (continued)       -----------------------------------------------------------------------

                      Notes payable to Poland Brothers Farm, maturing
                       August 2009, with monthly payments of $598 of
                       principal and interest at a rate of 10%;
                       collateralized by land.                         $   -     $    49,268

                      Notes payable to United Leasing, maturing June
                       29, 1999, with monthly payments of $2,987 of
                       principal and interest at a rate of 21.7%;
                       collateralized by equipment.                        -          39,974

                      Notes payable to United Leasing, maturing
                       October 4, 2000, with monthly payments of
                       $9,039 of principal and interest at a rate of
                       19.7%; collateralized by equipment, machinery,
                       and a second deed of trust on land.                 -         209,502

                      Installment notes and capitalized leases
                       collateralized by certain machinery and
                       equipment  maturing  at  various dates,
                       primarily August 2001 through October 2003,
                       with interest rates at 7.25% through 8.25%.     169,520       147,227

                      Unsecured note payable due on demand,
                       with interest rate at 14%.                       20,000       134,329
                      ----------------------------------------------------------------------

                                                                     4,593,765     2,958,668
                      Less current maturities                          573,104     2,199,228
                      ----------------------------------------------------------------------

                                                                    $4,020,661   $   759,440
                      ======================================================================

                                     F-15

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


2.  Notes Payable     During 1998, the Company  restructured  substantially  all
    (continued)       its debt with First International Bank (formerly the First
                      National  Bank of New  England).  The  Company  obtained a
                      $4,000,000 twenty-three year term note at prime plus 1.5% and paid off existing debt at that time of approximately
                      $3,000,000. The remaining proceeds are being used for plant expansion and the purchase of equipment. The loan is guaranteed in part by the U.S. Department of Agriculture
                      Rural Business - Cooperative Services. The Company was also granted a $500,000 operating line of credit. The loan agreement includes certain provisions, affirmative and negative covenants, including tangible capital and debt to net worth ratio, which were met by the Company at December
                      31, 1998.

                      The $500,000 line of credit is due contractually within the next fiscal year. Management has shown the ability to refinance and/or extend its debt in prior years, and intends to extend and/or refinance this debt as it becomes due in 1999.

                      The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

                                 Year Ending December 31,             Amount
                                 -------------------------------------------

                                         1999                     $  573,104
                                         2000                        103,674
                                         2001                        106,933
                                         2002                         99,662
                                         2003 and thereafter       3,710,392
                                 -------------------------------------------
                                                                  $4,593,765
                                 ===========================================

3.  Related Party     The Company  currently  leases three and one half acres of
    Transactions      its Midland,  Virginia  property from its President,  on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for minimum annual rent of $6,000.

                      Notes payable - related parties are unsecured, with no fixed maturity date (but no earlier than January 1, 2000) and bear interest at 10%. Total interest expense on these notes was $10,500 and $11,500 for the years ended December 31, 1998 and 1997, respectively.

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


3. Related Party      The  Company has an  unsecured  note  receivable  from its
   Transactions       President and majority stockholder with a seven- year term
   (continued)        bearing  interest  at 6%.  The  terms of the note call for annual payments of $45,948 beginning on December 31, 1998, and continuing through maturity on December 31, 2002.
                      Total  interest  income  on this  note  was  approximately
                      $37,600 and $39,500 for the years ended December 31, 1998 and 1997, respectively.

                      As of December 31, 1998 and 1997, the Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $148,000 and $139,000, respectively. Borrowings of approximately $116,724 and $117,514 were outstanding against the cash surrender value at December 31, 1998 and 1997.

4. Income Taxes       The  provision  for income taxes differs from   the amount
                      determined by applying the federal statutory tax rate to pre-tax income as a result of the following:


                      Year Ended December 31,                    1998                    1997
                      ------------------------------------------------------------------------------

                                                           Amount    Percent        Amount   Percent
                      ------------------------------------------------------------------------------

                      Income taxes at statutory rate    $(273,000)    (34)%       $ 89,700     34%
                      Increase (decrease) in taxes
                       resulting from:
                       Utilization of net operating loss
                        carryforward                           -        -          (97,800)   (37)
                       Increase in valuation allowance    261,000      30               -       -
                       Other                               12,000       4            8,100      3
                      ------------------------------------------------------------------------------

                                                        $      -        - %       $     -       -%
                      ==============================================================================

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)



4.  Income Taxes      Deferred tax assets (liabilities) are as follows:
    (continued)


                      December 31,                                     1998          1997
                      -------------------------------------------------------------------
                      Depreciation                              $   (44,600)   $   (4,400)
                      Allowance for doubtful accounts               102,000        92,500
                      Vacation accrued                               41,000        68,300
                      Operating loss carryforwards                1,072,000       753,000
                      -------------------------------------------------------------------

                      Net deferred tax asset                      1,170,400       909,400
                      Deferred tax asset valuation allowance     (1,170,400)     (909,400)
                      -------------------------------------------------------------------

                                                                $         -    $       -
                      ===================================================================



                      At December 31, 1998, the Company had approximately $2,750,000 of cumulative net operating loss carryforwards with expiration dates through December 31, 2018.

5.  Employee Benefit  The  Company  has a 401(k)  retirement  plan (the  "Plan")
    Plans substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 25% of the participant's contribution, up to 1% of the participant's compensation, as a matching contribution. Total contributions for the years ended
                      December  31,  1998  and  1997  were  $6,465  and  $3,908, respectively.

                      The Company has a profit sharing plan which provides for employee bonuses based upon the Company's results of operations. No payments were made during the years ended December 31, 1998 and 1997.

6.  Commitments       a)  The  Company  has an  employment  agreement  with  its
    and               President  which  expires  December  31, 1999  pursuant to
    Contingencies     which he will be paid an annual  salary of  $175,000.  The
                      President is also entitled to receive  benefits offered to the  Company's  other  employees,  and  certain  severance
                      benefits  if  the  Company   terminates   the   employment
                      agreement  without  cause.  In  addition,  the  employment
                      agreement   precludes   the  President   from   disclosing
                      confidential information and from competing with the Company during each year of his employment and for at least one year thereafter.

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)



6.  Commitments       b)  On  August  5,  1994,   the  Board  of  Directors  and
    and               Stockholders  of the Company adopted the 1994 Stock Option
    Contingencies     Plan (the "1994  Plan")  which allows the Company to grant
    (continued)       options to employees,  officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted  under  the plan  may be  either  Incentive  Stock
                      Options or  Non-Qualified  Stock Options.  Incentive Stock
                      Options may be granted  only to  employees of the Company, while Non-qualified  options may be issued to non-employee
                      directors,   consultants,   and  others,  as  well  as  to
                      employees of the Company.  The maximum aggregate number of shares  which  may be  granted  shall not  exceed  280,000 shares of the Company's Common Stock.


                                                      Weighted
                                                       Average                              Vested
                                                       Exercise    Available   Options        and
                                                         Price     For Grant  Outstanding  Exercisable
                         -----------------------------------------------------------------------------

                          Balance, December 31, 1996    $3.60       260,000    20,000       20,000
                          Granted                        1.00       (37,450)   37,450           -
                          Forfeited                      1.00         3,000    (3,000)          -
                          Vested                           -             -         -        12,483
                          ----------------------------------------------------------------------------
                          Balance, December 31, 1997       -        225,550    54,450       32,483
                          Granted                        1.00       (61,975)   61,975           -
                          Forfeited                      1.00         5,000    (5,000)          -
                          Vested                           -             -         -        12,483
                          ----------------------------------------------------------------------------
                          Balance, December 31, 1998    $1.44       168,575   111,425       44,966
                          ============================================================================

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


6.  Commitments       In October 1995, the Financial  Accounting Standards Board
    and               issued  Statement of Financial  Accounting  Standards  No.
    Contingencies     123, Accounting for Stock-Based Compensation ("SFAS 123").
    (continued)       SFAS 123 establishes alternative methods of accounting and
                      disclosure   for   employee    stock-based    compensation
                      arrangements. The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting
                      Principles  Board  Opinion  No. 25,  Accounting  for Stock
                      Issued to Employees, and related Interpretations, for stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

                      If the provisions of SFAS 123 had been adopted, the effect on 1998 and 1997 earnings (loss) would have been as follows:


                                                                                1998         1997
                          -----------------------------------------------------------------------
                          Net earnings (loss):
                            Reported                                       $(783,883)    $263,803
                            Proforma                                        (816,010)     246,021
                          Basic and diluted earnings (loss) per share:
                            Reported                                       $   (0.26)    $   0.09
                            Proforma                                           (0.27)        0.08

                          For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 5.27% and expected lives of five to six years. Substantially all options become vested and exercisable evenly over a five year period. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $.52 and $.47, respectively.

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


6.  Commitments       c) In 1999,  the Company  plans to file claims,  for which
    and               notification has been made to the general  contractor,  in
    Contingencies     the amount of  approximately  $1,200,000  for  damages and
    (continued)       cost  overruns  incurred  as a result of  engineering  and design  flaws on a  project  to  renovate  a  building  at
                      Rutgers University  ("Rutgers").  Specifically,  after the
                      Company  commenced the Rutgers project,  the Company found
                      that  the   original   structure   was  not   structurally
                      sufficient to support the panels as  originally  designed.
                      The cost overruns relate to re-designing of panels, producing panels with additional steel and reinforcement criteria, and erection of the panels to the structure.

                      The contract began in 1998 and has a current expected completion date of June 15, 1999. Management estimates the total loss on the contract, to be approximately $1,100,000, before recognition of additional revenues related to the claim. Approximately $326,000 of the total estimated loss was incurred in 1998. A $764,000 provision for additional loss on the contract was accrued as of December 31, 1998 representing 1999 losses, and is included in "accrued expenses and other liabilities" and "contract costs" in the accompanying financial statements. Due to the significant costs required to continue the project and to fund ongoing commitments, the Company entered into a working agreement with the general
                      contractor to finance certain  costs,   at  cost  plus 10%
                      through the estimated completion date.

                      The Company has hired an attorney, who has given an opinion that a legal basis exists for the claim, to pursue collection of the claim. All conditions for claim recognition have been satisfied, and approximately $400,000 of the potential $1,200,000 contract claim is included in trade accounts receivable, as such amounts are probable (subject to negotiations and legal proceedings), at December 31, 1998, respectively. No assurance can be made that the total loss on the contract will not exceed $1,200,000 or that any amount of the claim can be collected.

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

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


6.  Commitments       Specifically,  the state of  Maryland  adjusted  its noise
    and               barrier  acceptance  criteria  over a  period  of  several
    Contingencies     months  during 1995 with the latest  version dated October
    (continued)       13, 1995.  According to the  Company,  these  changes were
                      significantly   different  than  contract  provisions  and
                      historical  acceptance  criteria  upon which the jobs were bid and for which the Company was contracted.  The Company incurred significant costs to rework panels and in certain instances  construct  new  panels to  comply  with the new standards.  Additionally, the Company lost production time and revenue on other  contracts due to the time devoted to address the criteria changes. The Company has continued to pursue  collection  on  the  claims  filed  and  hired  an attorney who  specializes  in this area.  According to the
                      Company's  attorney,  there is substantial  likelihood the
                      State Highway  Administration  (SHA) will  compensate  the prime  contractors  for SHA's  improper  actions,  and the
                      Company  will   receive   additional   compensation.   All
                      conditions for claim  recognition has been satisfied,  and approximately  $270,000  of the total  contract  claims is included in trade accounts receivable, as such amounts are probable,  at December  31,  1998.  The  Company  received
                      $185,000  of  these   contract   claims   during  1999  as
                      settlement for all but one claim for which the Company has received, but not accepted, an offer for settlement.

                      e) The Company owed prior benefit plan participants approximately $14,000 and $205,000 at December 31, 1998 and 1997, respectively, related to the Company's terminated retirement plan, which is included in accrued expenses and other liabilities. At December 31, 1997, the Company had a certificate of deposit with a balance of approximately $197,000, which had also been pledged as collateral on a $186,000 loan, to fund the plan obligation with all interest earned allocated to the participants. During 1998, the Company redeemed the certificate of deposit and paid the plan participants approximately $191,000 in benefits owed.

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

                                                     Smith-Midland Corporation
                                                              and Subsidiaries

                                    Notes to Consolidated Financial Statements
                                                                   (continued)


6. Commitments and g) On March 2, 1999, the Company received notification Contingencies from the NASDAQ SmallCap Market ("NASDAQ") that the
    (continued)       Company had failed to meet certain  market  criteria,  and may be subject to delisting if compliance cannot be achieved. Specifically, the Company's Common Stock had fallen below the minimum standard of $1.00 per share.
                      According to NASDAQ, the Company's Common Stock must trade above $1.00 per share for at least ten consecutive days within the 90 day period ended June 2, 1999 to comply with the minimum bid price requirement.