Form 10QSB
period 1999-03-31
SMITH MIDLAND CORP
filed 1999-05-20
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-QSB


            QUARTERLY REPORT FILED UNDER SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                         Commission File Number
        March  31, 1999                                    1-13752



                         SMITH-MIDLAND CORPORATION
                          (NAME OF SMALL BUSINESS
                   ISSUER AS SPECIFIED IN ITS CHARTER)



      Delaware                                            54-1727060
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

                  Yes   X                                     No ____


         As of May 15, 1999, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                     SMITH-MIDLAND CORPORATION
                             INDEX

PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER

         Item 1.  Financial Statements

                           Consolidated Balance Sheets;                    1
                           March 31, 1999 (Unaudited);
                           and December 31, 1998 (Unaudited)

                           Consolidated Statements of Operations           2
                           (Unaudited); Three months ended
                           March 31, 1999  and 1998

                           Consolidated Statements of Cash Flows           3
                           (Unaudited); Three months ended
                           March 31, 1999 and 1998

                           Notes to Consolidated Financial
                           Statements (Unaudited)                          4

         Item 2. Management's Discussion and Analysis or Plan
                 of Operation                                              7


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       12

         Item 2.  Changes in Securities and Use of Proceeds               12

         Item 3.  Defaults Upon Senior Securities                         12

         Item 4.  Submission of Matters to a Vote of Security Holders     12

         Item 5.  Other Information                                       12

         Item 6.  Exhibits and Reports on Form 8-K                        12

         Signatures                                                       13

                    PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                                                  MARCH 31,          DECEMBER 31,
         ASSETS                                                                    1999                 1998
         ------                                                                   --------           ------------
Current assets:
   Cash and cash equivalents                                                    $  183,134           $  207,661
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $272,556 and $262,056.                                                    3,818,813            3,824,012
     Trade - unbilled                                                              247,724              199,108
   Inventories:
     Raw materials                                                                 484,122              522,468
     Finished goods                                                              1,164,565              989,745
   Prepaid expenses and other assets                                               159,415              116,034
                                                                               -----------          -----------
        Total current assets                                                     6,057,773            5,859,028
                                                                               -----------         ------------

Property and equipment, net                                                      2,722,709            2,449,566
                                                                              -----------         ------------
Other assets:
   Cash - restricted                                                                    --              387,462
   Note receivable, officer                                                        634,775              624,387
   Other                                                                           257,334              246,058
                                                                               -----------         ------------
         Total other assets                                                        892,109            1,257,907
                                                                               -----------         ------------
       TOTAL ASSETS                                                            $ 9,672,591          $ 9,566,501
                                                                               ===========         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable                                         $   621,311          $   573,104
   Accounts payable -- trade                                                     2,252,655            2,177,884
   Accrued expenses and other liabilities                                        1,068,789            1,115,118
   Customer deposits                                                               306,470              306,255
                                                                               -----------         ------------
     Total current liabilities                                                   4,249,225            4,172,361
Notes payable -- less current maturities                                         4,025,024            4,020,661
Notes payable -- related parties                                                   101,438              104,696
                                                                               -----------         ------------
     TOTAL LIABILITIES                                                           8,375,687            8,297,718
                                                                               -----------         ------------
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                   --                   --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,044,798 and 3,044,798                                 30,857               30,857
   Additional capital                                                            3,450,085            3,450,085
   Treasury Stock                                                                 (102,300)            (102,300)
   Retained earnings (deficit)                                                  (2,081,738)          (2,109,859)
                                                                               -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                                  1,296,904            1,268,783
                                                                               -----------          ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                             $ 9,672,591          $ 9,566,501
                                                                               ===========          ============

               The accompanying notes are an integral part of these consolidated financial statements.

                     SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     1999            1998
                                                                                ------------     ------------
Revenue                                                                         $3,458,524        $3,026,660

Cost of goods sold                                                               2,735,426         2,215,063
                                                                                ----------        ----------

Gross profit                                                                       723,098           811,597
                                                                               -----------      ------------

Operating expenses:
     General and administrative expenses                                           482,158           567,811
     Selling expenses                                                              159,775           149,416
                                                                               -----------      ------------

     Total operating expenses                                                      641,933           717,227
                                                                               -----------      ------------

Operating income                                                                    81,165            94,370
                                                                               ------------     ------------

Other income (expense):
     Royalties                                                                      50,569            38,451
     Interest expense                                                             (118,572)          (94,057)
     Interest income                                                                19,525            11,173
     Other                                                                          (4,566)           12,983
                                                                               -----------      ------------


         Total other income (expense)                                              (53,044)          (31,450)
                                                                               -----------      ------------
Income before income taxes                                                          28,121            62,920
Income tax expense                                                                      --                --
                                                                               -----------      ------------

         Net income                                                            $    28,121       $    62,920
                                                                               ===========      ============

Basic and diluted income per share                                             $       .01       $       .02
                                                                               ===========      ============

Weighted average common shares outstanding                                       3,044,798         3,044,798
                                                                               ===========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

                     SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        1999             1998
                                                                                    ----------       -----------
Cash flows from operating activities:
     Cash received from customers                                                $  3,465,891       $ 3,067,238
     Cash paid to suppliers and employees                                          (3,460,336)       (2,730,270)
     Interest paid                                                                   (118,572)          (94,057)
     Other                                                                              4,571            24,156
                                                                                -------------       -----------
       Net cash provided (absorbed) by operating activities                          (108,446)          267,067
                                                                                -------------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                             (352,855)         (76,263)
     (Increase) decrease in officer note receivable                                        --               --
                                                                                -------------       -----------
       Net cash absorbed by investing activities                                     (352,855)         (76,263)
                                                                                -------------       -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                     75,000               --
     Repayments of borrowings - related party                                          (3,258)          (3,183)
     Repayments of bank borrowings                                                    (22,430)        (122,483)
                                                                                -------------       -----------

       Net cash provided (absorbed) by financing activities                            49,312         (125,666)
                                                                                -------------       -----------


Decrease in cash - restricted                                                         387,462               --
                                                                                -------------       -----------

Net increase (decrease) in cash and cash equivalents                                  (24,527)          65,138

Cash and cash equivalents at beginning of period                                      207,661          288,310
                                                                                -------------       ----------

Cash and cash equivalents at end of period                                       $    183,134       $  353,448
                                                                                  ===========       ==========


Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities:

Net income (loss)                                                                $     28,121       $  62,920
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                   79,712          80,045
       Decrease (increase) in other assets                                            (21,664)          3,702
       Decrease (increase) in:
         Accounts receivable - billed                                                   5,199         280,387
         Accounts receivable - unbilled                                               (48,616)       (319,559)
         Inventories                                                                 (136,474)       (284,688)
         Prepaid expenses and other assets                                            (43,381)       (108,347)
       Increase (decrease) in:
         Accounts payable - trade                                                      74,771         527,876
         Accrued expenses and other liabilities                                       (46,329)        (16,568)
         Customer deposits                                                                215          41,299
                                                                                -------------      ----------
Net cash provided (absorbed) by operating activities                             $   (108,446)     $  267,067
                                                                                =============      ==========


The accompanying notes are an integral part of these consolidated financial statements.

             SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

                         MARCH 31, 1999

BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month periods ended March 31, 1999 and 998.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1999 presentation.

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

     No provision for income taxes has been made for the three-month periods ended March 31, 1999 and 1998, as the Company does not expect to incur income tax expense for fiscal year 1999 and did not incur income tax expense in fiscal year 1998.

REVENUE RECOGNITION

     The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of soundwall and Slenderwall(TM) concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

ESTIMATES

     The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At March 31, 1999, there was no material dilutive effect on income per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

     The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

     In 1998, the Company began work on a contract to renovate the Bradley Hall Building at Rutgers University (the "Bradley Hall project"). This project, which is expected to be completed in mid-1999, involves the design, production and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns over the course of the entire project will total approximately $1.2 million and estimates that the total loss on the job before recovery of any claims by the Company will be approximately $1.1 million, which loss has been in its entirety as of December 31, 1998. The Company plans to file claims in 1999, for which notification has been made, in the amount of $1.2 million. As of December 31, 1998 and March 31, 1999, $400,000 of the contract claim has been included in sales and accounts receivable. There can be no assurance that the loss will not exceed the $1.1 million estimate or that the Company will be able to collect any of its claim.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 1999 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1999. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     For the three months ended March 31, 1999, the Company had total revenue of $3,458,524 compared to total revenue of $3,026,660 for the three months ended March 31, 1998, an increase of $431,864 or 14%. Total product sales were $2,669,489 for the three months ended March 31, 1999 compared to $2,567,972 for the same period in 1998, an increase of $101,517 or 4%. Shipping and installation revenue was $789,035 for the three months ended March 31, 1999 and $458,688 for the same period in 1998, an increase of $330,347, or 72%. The increase is attributable to the increase in 1999 sales of products requiring installation, such as Slenderwall(TM) construction panels and Easi-Set precast transportable buildings. Sales of Slenderwall panels doubled in the quarter ended March 31, 1999 compared to the comparable period of 1998 and sales of transportable buildings increased 92% in the same period.

     Total cost of goods sold for the three months ended March 31, 1999 was $2,735,426, an increase of $520,363, or 23% from $2,215,063 for the three months ended March 31, 1998. The increase was the result of increased revenue, a significant increase in the sales of products requiring installation, and a decrease in the profitability of shipping and installation services in the 1999 period. Total cost of goods sold, as a percentage of total revenue, increased to 79% for the three months ended March 31, 1999, from 73% for the three months ended March 31, 1998 primarily due to the increase in less profitable shipping and installation services. The cost of shipping and installation services averaged 86% of shipping and installation revenue in the 1999 period compared to 74% in the comparable period of 1998. The cost of products sold averaged 77% of product sales in the 1999 period compared to 73% of product sales in the comparable 1998 period.

     For the three months ended March 31, 1999, the Company's general and administrative expenses decreased $85,653, or 15%, to $482,158 from $567,811 during the same period in 1998. The majority of the decrease was attributed to two factors. The first factor was an accrual of approximately $35,000 to recognize the liability for use tax accrued in the first quarter of 1998 as a result of a routine Virginia State sales and use tax audit which was not repeated in the first quarter of 1999. The second factor was a decrease in a bonus pay accrual of approximately $42,000 in 1999 compared to 1998.

     Sales and marketing expenses for the three months ended March 31, 1999 increased $10,359 to $159,775 from $149,416 for the three months ended March 31, 1998, primarily as a result of increases in advertising and salaries and related fringe benefits.

     The Company's operating income for the three months ended March 31, 1999 was $81,165, compared to operating income of $94,370 for the three months ended March 31, 1998, a decrease of $13,205, or 14%. The operating income reduction resulted primarily from an 11% decrease in gross profit, offset somewhat by a 10% decrease in operating expenses.

     Royalty income totaled $50,569 for the three months ended March 31, 1999, compared to $38,451 for the same three months in 1998. The increase of $12,118, or 31%, was due to a higher volume of product sales by licensees.

     Interest expense was $118,572 for the three months ended March 31, 1999, compared to $94,057 for the three months ended March 31, 1998. The increase of $24,515, or 26%, was primarily due to a 64% increase in total debt to $4,747,773 at March 31, 1999 compared to a total of $2,948,600 at March 31, 1998. This increase was offset to some extent by lower interest rates in 1999.

     Net income was $28,121 for the three months ended March 31, 1999, compared to $62,920 for the same period in 1998. Net income per share for the 1999 three month period was $0.01 compared to net income per share of $0.02 for the three months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering ("IPO") and bank and other borrowings. The Company had $4,747,773 of indebtedness at March 31, 1999, of which $621,311 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note improved the Company's current debt ratio and debt service. In addition to paying off current debt of approximately $3.0 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. The loan is guaranteed, in part, by the U.S. Department of Agriculture Rural Business-Cooperative Service. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime and which was originally scheduled to terminate on May 1, 1999, was recently extended for sixty days. The Company expects to refinance, extend and/or term the line of credit upon its extended maturity date. However, no assurance can be given that the Company will be successful in its efforts to extend or refinance its current indebtedness, or that if it is successful in those efforts, that such extension or refinancing will be on terms favorable to the Company. In the event that the Company was not able to extend or refinance the indebtedness, the Company may be subject to having its assets foreclosed upon by FIB.

     Capital spending increased to $352,855 in the quarter ended March 31, 1999 from $76,263 in the comparable period of the prior year, primarily for the completion of a 16,000 square foot plant addition to its facility in Midland, Virginia. This plant addition was financed primarily with restricted funds received in 1998 as part of the $4,000,000 FIB loan as mentioned above. Planned capital expenditures for 1999 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 1999.

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

     The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products long before it receives payment. In addition the Company's cash flow has been significantly effected by the loss on the Bradley Hall project. Due to the significant costs required to continue the Bradley Hall project and to fund ongoing commitments, the Company entered into a working agreement with the general contractor of the project to finance certain costs, at cost plus 10%, through completion of the project. During the quarter ended March 31, 1999, the general contractor on the project temporarily assumed responsibility for installation and other expenses in connection with the project totaling $335,380, including the 10% surcharge. The schedule for repayment of these liabilities by the Company to the general contractor has not yet been finalized. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of both short-term and long-term financing, for which there can be no assurance of obtaining.

OTHER COMMENTS

     The Company has not completed its assessment of the effect of the year 2000 on the Company's data processing systems and operations, but the Company expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is planning to replace its purchasing, inventory and accounting systems prior to January 1, 2000 to improve the accuracy and timeliness of internal reporting and will take the necessary steps to ensure that the new systems will be year 2000 compliant. The Company expects to use standard off-the-shelf software and does not plan to customize the software in any way. The Company is currently planning to send questionnaires to its suppliers and customers to ensure that they are taking steps to be year 2000 compliant. However, if the Company, and third parties on which it relies, are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

     The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. However, as of the date of this filing, the Company's backlog was approximately $4.8 million, of which $660,000 represents firm contracts for Slenderwall(TM) and architectural pre-cast concrete products. The majority of the projects relating to this backlog are contracted to be constructed in 1999.

     The Company has recently been notified by NASDAQ that its securities are currently being reviewed for the Nasdaq SmallCap Market eligibility requirements. As of the date of this filing, the Company was not in compliance with all applicable requirements and the Company believes that it will have difficulty meeting all the current requirements. In particular, the minimum bid price requirement ($1) and the net asset requirement (minimum of $2,000,000) are not currently being met. The Company must either meet such requirements or request a hearing (which will stay delisting beyond June 2, 1999).

     Management believes that the Company's operations have not been materially affected by inflation.

                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.  None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company entered into a financial services agreement with the Damon Group ("Damon"), dated January 14, 1999, pursuant to which Damon agreed, among other things, to help target and evaluate business and financial opportunities and assist the Company with shareholder and public relations. In consideration for such services, the Company agreed to issue to Damon three-year warrants to purchase up to 200,000 shares of common stock of the Company at $1.00 per share. This issuance will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None


ITEM 5.     OTHER INFORMATION.  None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  A. The following Exhibits are filed herewith:

                      Exhibit No.                        Title
                      ----------                         -----
                         27                      Financial Data Schedule

                  B. Report on Form 8-K.

                       The Company filed a Form 8-K dated January 13, 1999 relating to a proposed filing of a registration statement by the Company.

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SMITH-MIDLAND CORPORATION




Date: May 20, 1999                   By: /s/ Rodney I. Smith
                                         -------------------
                                           Rodney I. Smith
                                           Chairman of the Board,
                                           Chief Executive Officer and President
                                           (principal executive officer)


Date: May 20, 1999                    By: /s/ Theodore D. Pennington
                                          --------------------------
                                              Theodore D. Pennington
                                              Vice President,  Finance,
                                              Chief Financial Officer
                                             (principal financial and
                                              accounting officer)