Form 10QSB
period 1999-06-30
SMITH MIDLAND CORP
filed 1999-08-16
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                        Commission File Number
       June 30, 1999                                         1-13752



                            SMITH-MIDLAND CORPORATION
                          (EXACT NAME OF SMALL BUSINESS
                       ISSUER AS SPECIFIED IN ITS CHARTER)



           Delaware                                       54-1727060
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

                  Yes   X                                     No ____


         As of August 10,1999, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1.  Financial Statements

                   Consolidated Balance Sheets (Unaudited);                3
                   June 30, 1999 and December 31, 1998

                   Consolidated Statements of Operations                   4
                   (Unaudited); Three months ended
                   June 30, 1999  and 1998

                   Consolidated Statements of Operations                   5
                   (Unaudited); Six months ended
                   June 30, 1999  and 1998

                   Consolidated Statements of Cash Flows                   6
                   (Unaudited); Six months ended
                   June 30, 1999 and 1998

                   Notes to Consolidated Financial
                     Statements (Unaudited)                                7

         Item 2. Management's Discussion and Analysis of Financial        10
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       16

         Item 2.  Changes in Securities and Use of Proceeds               16

         Item 3.  Defaults Upon Senior Securities                         16

         Item 4.  Submission of Matters to a Vote of Security Holders     16

         Item 5. Other Information                                        17

         Item 6.  Exhibits and Reports on Form 8-K                        17

         Signatures                                                       18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30,          December 31,
         ASSETS                                                                      1999                1998
         ------                                                                    --------          ------------
Current assets:
   Cash and cash equivalents                                                     $   352,448         $   207,661
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $279,822 and $262,056                                                       4,082,046           3,824,012
     Trade - unbilled                                                                420,041             199,108
   Inventories:
     Raw materials                                                                   467,162             522,468
     Finished goods                                                                1,031,743             989,745
   Prepaid expenses and other assets                                                 118,079             116,034
                                                                                 -----------          ----------
        Total current assets                                                       6,471,519           5,859,028
                                                                                 -----------          -----------

Property and equipment, net                                                        2,693,047           2,449,566
                                                                                 -----------          -----------

Other assets:
   Cash - restricted                                                                       0             387,462
   Note receivable, officer                                                          645,163             624,387
   Other                                                                             387,632             246,058
                                                                                 -----------        ------------

Total other assets                                                                 1,032,795           1,257,907
                                                                                 -----------        ------------
       TOTAL ASSETS                                                              $10,197,361        $  9,566,501
                                                                                 ===========        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable                                        $      635,594       $     573,104
   Accounts payable - trade                                                        2,327,873           2,177,884
   Accrued expenses and other liabilities                                          1,407,480           1,115,118
   Customer deposits                                                                 253,413             306,255
                                                                                 ------------       ------------
     Total current liabilities                                                     4,624,360           4,172,361
Notes payable - less current maturities                                            3,995,020           4,020,661
Notes payable - related parties                                                      101,438             104,696
                                                                                 ------------         ------------
     TOTAL LIABILITIES                                                             8,720,818           8,297,718
                                                                                 -----------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                                 --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares,
     issued 3,085,718 shares, outstanding 3,044,798 shares                            30,857              30,857
   Additional capital                                                              3,450,085           3,450,085
   Treasury Stock                                                                   (102,300)           (102,300)
    Retained earnings (deficit)                                                   (1,902,099)         (2,109,859)
                                                                                 -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    1,476,543           1,268,783
                                                                                 -----------        ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                               $10,197,361          $9,566,501
                                                                                 ===========          ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          Three Months Ended
                                                                June 30,
                                                           1999          1998
                                                      ------------   -----------

Revenue                                              $   4,322,912   $3,557,951

Cost of goods sold                                       3,460,733    2,833,239
                                                     -------------   -----------

Gross profit                                               862,179      724,712
                                                     -------------   -----------

Operating expenses:
     General and administrative expenses                   533,022      400,238
     Selling expenses                                      120,950      171,868
                                                     -------------   -----------

     Total operating expenses                              653,972      572,106
                                                     -------------   -----------

Operating income                                           208,207      152,606
                                                     -------------   -----------

Other income (expense):
     Royalties                                              57,920       23,994
     Interest expense                                     (134,817)    (200,307)
     Interest income                                         4,541       15,825
     Other                                                  43,788        9,052
                                                     -------------    ----------

         Total other income (expense)                      (28,568)    (169,540)
                                                     -------------    ----------

Income (loss) before income taxes                          179,639      (16,934)
Income tax expense (benefit)                                    --           --
                                                    --------------    ----------

         Net income (loss)                          $      179,639   $  (16,934)
                                                    ==============    ==========

Basic and diluted earnings per share                $          .06   $     (.01)
                                                    ==============    ==========

Weighted average common shares outstanding               3,044,798    3,044,798
                                                    ==============    ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      SIX MONTHS ENDED

                                                           JUNE 30,
                                                     1999            1998
                                                 -----------     -----------

Revenue                                          $7,781,436        $6,584,611

Cost of goods sold                                6,196,159         5,048,302
                                                 ----------         ---------

Gross profit                                      1,585,277         1,536,309
                                                 ----------         ---------

Operating expenses:
     General and administrative expenses          1,015,180           968,049
     Selling expenses                               280,725           321,284
                                                 ----------        ----------

     Total operating expenses                     1,295,905         1,289,333
                                                 ----------        ----------

Operating income                                    289,372           246,976
                                                 ----------        ----------

Other income (expense):
     Royalties                                      108,489            62,445
     Interest expense                              (253,389)         (294,364)
     Interest income                                 24,066            26,998
     Other                                           39,222             3,931
                                                 ----------        ----------

         Total other income (expense)               (81,612)         (200,990)
                                                 ----------        ----------

Income before income taxes                          207,760            45,986
Income tax expense (benefit)                             --                --
                                                 ----------        ----------

         Net income                              $  207,760        $   45,986
                                                 ==========       ===========

Basic and diluted earnings per share             $      .07        $      .02
                                                 ==========       ===========

Weighted average common shares outstanding        3,044,798         3,044,798
                                                 ==========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      1999             1998
                                                                  -----------      -----------
Cash flows from operating activities:
     Cash received from customers                               $   7,358,116     $  6,368,551
     Cash paid to suppliers and employees                          (7,019,557)      (6,195,590)
     Interest paid                                                   (253,389)        (294,364)

Other                                                                  42,512           14,955
                                                                -------------     ------------
       Net cash provided (absorbed) by operating activities           127,682         (106,448)
                                                                -------------     ------------

Cash flows from investing activities:
     Purchases of property and equipment                             (403,948)        (232,992)
     Decrease (increase) in officer note receivable                        --               --
     Increase in related party receivables                             (3,258)          (6,165)
                                                                -------------     ------------
     Net cash absorbed by investing activities                       (407,206)        (239,157)
                                                                -------------     ------------

Cash flows from financing activities:
     Proceeds from bank borrowings                                     75,000        4,000,000
     Repayments of bank borrowings                                    (38,151)      (2,928,408)
                                                                -------------     ------------
       Net cash provided by financing activities                       36,849        1,071,592
                                                                -------------     ------------

Decrease (increase) in cash - restricted                              387,462         (832,618)
                                                                -------------     ------------

Net increase (decrease) in cash and cash equivalents                  144,787         (106,631)

Cash and cash equivalents at beginning of period                      207,661          288,310
                                                                -------------     ------------

Cash and cash equivalents at end of period                       $    352,448     $    181,679
                                                                 ============     ============

Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities:

Net income                                                      $     207,760     $     45,986
Adjustments to reconcile net income to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                  160,467          159,759
       Increase in other assets                                      (162,350)        (161,659)
       Decrease (increase) in:
         Accounts receivable - billed                                (258,034)         (97,743)
         Accounts receivable - unbilled                              (220,933)        (115,124)
         Inventories                                                   13,308          (79,185)
         Prepaid expenses and other assets                             (2,045)         (88,815)
       Increase (decrease) in:
         Accounts payable - trade                                     149,989          358,131
         Accrued expenses and other liabilities                       292,362          (62,160)
         Customer deposits                                            (52,842)         (65,638)
                                                                -------------      ------------
Net cash provided (absorbed) by operating activities            $     127,682      $  (106,448)
                                                                =============      ============


       The accompanying notes are an integral part of these consolidated financial statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

         In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and six-month periods ended June 30, 1999 and 1998.

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

         Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                          Years
                                                                          -----
       Buildings........................................................  10-33
       Trucks and automotive equipment..................................   3-10
       Shop machinery and equipment.....................................   3-10
       Land improvements................................................  10-30
       Office equipment.................................................   3-10

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

         No provision for income taxes has been made for the three- and six-month periods ended June 30, 1999 and 1998, as the Company does not expect to incur income tax expense for 1999 and did not incur income tax expense during 1998.

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

EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At June 30, 1999 there was no material dilutive effect on earnings (loss) per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                        AND RESULTS OF OPERATIONS
                        -------------------------


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

     In 1998, the Company began work on a contract to renovate the Bradley Hall Building at Rutgers University (the "Bradley Hall project"). The Bradley Hall project, which is expected to be completed in the third quarter of 1999, involves the design, production and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns over the course of the entire project will total approximately $1.47 million and estimates that the total loss on the job before recovery of any claims by the Company will be approximately $1.37 million including approximately $280,000 of estimated losses recognized in the first six months of 1999. The Company plans to file claims in 1999, for which notification has been made, in the amount of $1.49 million. As of December 31, 1998, $400,000 of the contract claim had been included in sales and accounts receivable. During the quarter ended June 30, 1999, an additional $97,000 of the contract claim was included in sales and accounts receivable. There can be no assurance that the loss will not exceed the $1.37 million estimate or that the Company will be able to collect any of its claim.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1999. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS


     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     For the three months ended June 30, 1999, the Company had total revenue of $4,322,912 compared to total revenue of $3,557,951 for the three months ended June 30, 1998, an increase of $764,961, or 22%. Total product sales were $3,419,718 for the three months ended June 30, 1999 compared to $3,142,943 for the same period in 1998, an increase of $276,775, or 9%. Shipping and installation revenue was $903,194 for the three months ended June 30, 1999 and $415,008 for the same period in 1998, an increase of $488,186, or 118%. The increase was attributable to higher installation revenue which was partially offset by lower shipping revenue in the 1999 period compared to the same period in 1998.

     Total cost of goods sold for the three months ended June 30, 1999 was $3,460,733, an increase of $627,494, or 22% from $2,833,239 for the three months ended June 30, 1998. The increase was primarily the result of an increase in the volume of production, a significant increase in sales of products requiring installation, and a decrease in the profitability of shipping and installation services in the 1999 period. Total cost of goods sold was 80% of total revenue for the three months ended June 30, 1999 and for the three months ended June
30, 1998.

     For the three months ended June 30, 1999, the Company's general and administrative expenses increased $132,784 to $533,022 from $400,238 during the same period in 1998. The 33% increase is attributed in part to increased legal fees, professional fees and insurance during the 1999 period when compared to the 1998 period.

     Selling expenses for the three months ended June 30, 1999 decreased $50,918, or 30%, to $120,950 from $171,868 for the three months ended June 30, 1998, resulting from reduced staffing and salary expenses and reduced advertising expenses.

     The Company's operating income for the three months ended June 30, 1999 was $208,207, compared to operating income of $152,606 for the three months ended June 30, 1998, an increase of $55,601, or 36%. The increased operating income resulted primarily from increased sales and reduced selling expenses offset, in part, by higher general and administrative expenses as discussed above.

     Royalty income totaled $57,920 for the three months ended June 30, 1999, compared to $23,994 for the same three months in 1998. The increase of $33,926, or 141%, was primarily due to increased license fees and building royalties offset somewhat by reduced barrier royalties in the 1999 period as compared to the 1998 period.

     Interest expense was $134,817 for the three months ended June 30, 1999, compared to $200,307 for the three months ended June 30, 1998. The decrease of $65,490, or 33%, was primarily due to lower interest rates during the 1999 period and non-recurring lease buyout expenses and miscellaneous fees associated with the Company's debt restructuring in June 1998 (see "Liquidity and Capital Resources").

     The net profit was $179,639 for the three months ended June 30, 1999, compared to a net loss of $16,934 for the same period in 1998. The basic and diluted net profit per share for the current three month period was $.06 compared to basic and diluted loss per share of $.01 for the three months ended June 30, 1998.


 SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     For the six months ended June 30, 1999, the Company had total revenue of $7,781,436 compared to total revenue of $6,584,611 for the six months ended June 30, 1998, an increase of $1,196,825 or 18%. Total product sales were $6,089,207 for the six months ended June 30, 1999, compared to $5,710,915 for the same period in 1998, an increase of $378,292 or 7%. Sales of Easi-Set Precast Buildings, Slenderwall and miscellaneous architectural products all more than doubled compared with sales of these products for the first six months of 1998. These increases were partially offset by a 73% reduction in Soundwall sales. Shipping and installation revenue was $1,692,229 for the six months ended June 30, 1999 and $873,696 for the same period in 1998, an increase of $818,533, or 94%. The increase was attributable to increased sales of products requiring installation offset, somewhat, by lower shipping revenue in the 1999 period, as compared to the 1998 period.

     Total cost of goods sold for the six months ended June 30, 1999 was $6,196,159, an increase of $1,147,857, or 23%, from $5,048,302 for the six months ended June 30, 1998. The increase was primarily the result of increased installation costs associated with the increased sales of products requiring installation. Total cost of goods sold, as a percentage of total revenue, increased to 80% for the six months ended June 30, 1999, from 77% for the six months ended June 30, 1998 primarily due to a larger increase in installation costs than the increase in installation revenue during the period.

     For the six months ended June 30, 1999, the Company's general and administrative expenses increased $47,131, or 5%, to $1,015,180, or 13% of revenue, from $968,049, or 15% of total revenue, for the same period in 1998. The increase in expenses is primarily related to increases in legal and professional fees offset to some extent by reductions in provisions for bad debts and employee relocation expenses.

     Selling expenses for the six months ended June 30, 1999 decreased $40,559, or 13%, to $280,725 from $321,284 for the six months ended June 30, 1998. This decrease was primarily the result of staffing reductions and decreased salary and commissions expenses, and reduced engineering fees and other expenses related to the contract bidding process.

     The Company's operating income for the six months ended June 30, 1999 was $289,372, compared to operating income of $246,976 for the six months ended June 30, 1998, an increase of $42,396, or 17%. The improved operating income resulted primarily from increased sales offset in part by reduced gross profit margins as discussed above.

     Royalty income totaled $108,489 for the six months ended June 30, 1999, compared to $62,445 for the same six months in 1998. The increase of $46,044 was due to both increased royalty fees earned on the production of Easi-Set(R) precast buildings and increased licensee fees.

       Interest expense was $253,389 for the six months ended June 30, 1999, compared to $294,364 for the six months ended June 30, 1998. The decrease of $40,975, or 14%, was primarily due to lower interest rates during the 1999 period and non-recurring lease buyout expenses and miscellaneous fees associated with the Company's debt restructuring in June 1998 (see "Liquidity and Capital Resources").

     Other income was $39,222 for the six months ended June 30, 1999 compared to $3,931 for the six months ended June 30, 1998, an increase of $35,291. The increase is attributable to the net effect of increases in barrier rental income and use tax expense and a decrease in advertising co-op fee income.

     Net income was $207,760 for the six months ended June 30, 1999, compared to net income of $45,986 for the same period in 1998. The basic and diluted earnings per share for the current six month period was $.07 compared to $.02 per share for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering ("IPO") and bank and other borrowings. The Company had $4,732,052 of indebtedness at June 30, 1999, of which $635,594 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note improved the Company's current debt ratio and debt service. In addition to paying off current debt of approximately $3.0 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. Such funds were fully expended by June 30, 1999. The loan is guaranteed, in part, by the U.S. Department of Agriculture Rural Business-Cooperative Service. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime, was recently renewed and is now scheduled to terminate on May 1, 2000.

     Capital spending totaled $403,948 in the six month period ended June 30, 1999, which included $387,462 in restricted funds from the June 1998 FIB debt restructuring. Capital spending increased 73% from $232,992 in the comparable period of the prior year, primarily for the completion of a 16,000 square foot plant addition to the Company's facility in Midland, Virginia. This plant addition was financed primarily with restricted funds received in 1998 as part of the $4,000,000 FIB loan as mentioned above. Planned capital expenditures for 1999 are limited as stated above by the FIB loan agreement. The only significant cash commitment for capital expenditures planned for 1999 is a project to complete construction of an engineering building at a estimated cost of $90,000 which is contingent upon successful completion of additional equity financing.

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

     The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products long before it receives payment. In addition the Company's cash flow has been significantly effected by the loss on the Bradley Hall project. Due to the significant costs required to continue the Bradley Hall project and to fund ongoing commitments, the Company entered into a working agreement with the general contractor of the project to finance certain costs, at cost plus 10%, through completion of the project. During the six months ended June 30, 1999, the general contractor on the project temporarily assumed responsibility for installation and other expenses in connection with the project totaling $843,436 including the 10% surcharge. The schedule for repayment of these liabilities by the Company to the general contractor has not yet been finalized. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of both short-term and long-term financing, for which there can be no assurance of obtaining.


OTHER COMMENTS

     The Company expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is in the process of replacing all of its purchasing, inventory and accounting systems and expects to activate the new systems prior to January 1, 2000. The new systems are expected to improve the accuracy and timeliness of internal reporting and the Company has taken the necessary steps to ensure that the new systems are year 2000 compliant. The Company is using standard off-the-shelf software and does not plan to customize the software in any way. The Company is currently planning to send questionnaires to its suppliers and customers to ensure that they are taking steps to be year 2000 compliant. However, if the Company and third parties on which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

     The Company has been notified by NASDAQ that it may delist the Company's securities from the Nasdaq SmallCap Market. As of the date of this filing, the Company was not in compliance with all applicable listing requirements and the Company believes that it may have difficulty meeting all the current requirements. In particular, the minimum bid price requirement ($1) and the net tangible asset requirement (minimum of $2,000,000) are not currently being met. The Company has been granted a temporary exception from these standards subject to the Company meeting certain conditions on or before each of August 16th, August 20th, September 30th and October 15th, 1999. The exception will expire on October 15, 1999. In the event that the Company is deemed to have met the terms of the exception, the Company's securities shall continue to be listed on the Nasdaq SmallCap Market. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC-Bulletin Board. For the duration of the exception, the Company's Nasdaq symbol for the common stock will be SMIDC and the symbol for the Company's publicly traded warrants will be SMIWC.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.
         -----------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None
         ---------------------------------------------------

ITEM 5.  OTHER INFORMATION.  None.
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------
             A. The following Exhibit is filed herewith:

                Exhibit No.                  Title
                ----------                   -----
                    27                 Financial Data Schedule

             B. Reports on Form 8-K.   None.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SMITH-MIDLAND CORPORATION




Date: August 16, 1999                   By: /s/ Rodney I. Smith
                                        -----------------------
                                        Rodney I. Smith
                                        Chairman of the Board,
                                        Chief Executive Officer and President
                                        (principal executive officer)


Date: August 16, 1999                   By: /s/ Theodore D. Pennington
                                        ------------------------------
                                        Theodore D. Pennington
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (principal financial officer)