Form 10QSB
period 1999-09-30
SMITH MIDLAND CORP
filed 1999-11-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
     September 30, 1999                                           1-13752
     ------------------                                           -------


                            SMITH-MIDLAND CORPORATION
                            -------------------------
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)



        Delaware                                              54-1727060
------------------------                              --------------------------
(State of Incorporation)                              (I.R.S. Employer I.D. No.)


            5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                  Yes   X      No ____


         As of November 12, 1999, the Company had outstanding 3,044,798 shares of Common Stock, $.01 par value per share.

                                    SMITH-MIDLAND CORPORATION

                                              INDEX


PART I.  FINANCIAL INFORMATION                                                      PAGE NUMBER
                                                                                    -----------
         Item 1.  Financial Statements

                           Consolidated Balance Sheets (Unaudited);                      3
                           September 30, 1999 and December 31, 1998

                           Consolidated Statements of Operations                         4
                           (Unaudited); Three months ended
                           September 30, 1999  and 1998

                           Consolidated Statements of Operations                         5
                           (Unaudited); Nine months ended
                           September 30, 1999  and 1998

                           Consolidated Statements of Cash Flows                         6
                           (Unaudited); Nine months ended
                           September 30, 1999 and 1998

                           Notes to Consolidated Financial Statements (Unaudited)        7

         Item 2. Management's Discussion and Analysis of Financial                      10
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     16

         Item 2.  Changes in Securities and Use of Proceeds                             16

         Item 3.  Defaults Upon Senior Securities                                       16

         Item 4.  Submission of Matters to a Vote of Security Holders                   16

         Item 5.  Other Information                                                     17

         Item 6.  Exhibits and Reports on Form 8-K                                      17

         Signatures                                                                     18


                                                     PART I - Financial Information
Item 1.    Financial Statements

                                               SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                                      Consolidated Balance Sheets
                                                              (Unaudited)
                                                                                September 30,       December 31,
         Assets                                                                     1999                1998
         ------                                                                  -----------         -----------
Current assets:
   Cash and cash equivalents                                                     $   556,430         $   207,661
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $295,222 and $262,056                                                       3,590,352           3,824,012
     Trade - unbilled                                                                205,258             199,108
   Inventories:
     Raw materials                                                                   530,061             522,468
     Finished goods                                                                1,056,664             989,745
   Prepaid expenses and other assets                                                 143,788             116,034
                                                                                 -----------         -----------
        Total current assets                                                       6,082,553           5,859,028
                                                                                 -----------         -----------

Property and equipment, net                                                        2,694,708           2,449,566
                                                                                 -----------         -----------

Other assets:
   Cash - restricted                                                                     - -             387,462
   Note receivable, officer                                                          645,163             624,387
   Other                                                                             294,050             246,058
                                                                                 -----------         -----------
     Total other assets                                                              939,213           1,257,907
                                                                                 -----------         -----------
       Total Assets                                                             $  9,716,474         $ 9,566,501
                                                                                 ===========         ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
   Current maturities of notes payable                                          $    628,959         $   573,104
   Accounts payable - trade                                                        1,899,474           2,177,884
   Accrued expenses and other liabilities                                          1,385,791           1,115,118
   Customer deposits                                                                 164,724             306,255
                                                                                 ------------        -----------
     Total current liabilities                                                     4,078,948           4,172,361
Notes payable - less current maturities                                            3,917,742           4,020,661
Notes payable - related parties                                                       99,179             104,696
                                                                                 -----------         -----------
       Total Liabilities                                                           8,095,869           8,297,718
                                                                                 -----------         -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                                     --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares,
     issued 3,085,718 shares,  outstanding 3,044,798 shares                           30,857              30,857
   Additional capital                                                              3,450,085           3,450,085
   Treasury stock                                                                   (102,300)           (102,300)
   Retained earnings (deficit)                                                    (1,758,037)         (2,109,859)
     Total Stockholders' Equity                                                    1,620,605           1,268,783
                                                                                 -----------          ----------
       Total Liabilities and Stockholders'  Equity                              $  9,716,474         $ 9,566,501
                                                                                 ===========          ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                              SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                                         Three Months Ended
                                                                            September 30,
                                                                    1999                     1998
                                                                -----------              -----------
Revenue                                                         $ 3,690,595              $ 3,968,174

Cost of goods sold                                                2,748,836                2,880,029
                                                                -----------              -----------

Gross profit                                                        941,759                1,088,145
                                                                -----------              -----------

Operating expenses:
     General and administrative expenses                            540,131                  663,181
     Selling expenses                                               126,855                  176,490
                                                                -----------              -----------

     Total operating expenses                                       666,986                  839,671
                                                                -----------              -----------

Operating income                                                    274,773                  248,474
                                                                -----------              -----------

Other income (expense):
     Royalties                                                       76,960                   78,691
     Interest expense                                              (154,597)                (135,056)
     Interest income                                                 28,565                   27,504
     Other                                                          (81,638)                 (54,871)
                                                                -----------              -----------

         Total other income (expense)                              (130,710)                 (83,732)
                                                                -----------              -----------

Income (loss) before income taxes                                   144,063                  164,742
Income tax expense (benefit)                                           --                       --
                                                                -----------              -----------

         Net income (loss)                                      $   144,063              $   164,742
                                                                ===========              ===========

Basic and diluted earnings per share                            $       .05              $       .05
                                                                ===========              ===========

Weighted average common shares outstanding                        3,044,798                3,044,798
                                                                ===========              ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                              SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Operations
                                             (Unaudited)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                    1999                     1998
                                                                -----------              -----------
Revenue                                                         $ 11,472,031             $ 10,552,785

Cost of goods sold                                                 8,944,995                7,928,331
                                                                ------------             ------------

Gross profit                                                       2,527,036                2,624,454
                                                                ------------             ------------

Operating expenses:
     General and administrative expenses                           1,555,311                1,631,230
     Selling expenses                                                407,580                  497,774
                                                                ------------             ------------


     Total operating expenses                                      1,962,891                2,129,004
                                                                ------------             ------------

Operating income                                                     564,145                  495,450
                                                                ------------             ------------

Other income (expense):
     Royalties                                                       185,449                  141,136
     Interest expense                                               (407,986)                (429,420)
     Interest income                                                  52,631                   54,502
     Other                                                           (42,416)                 (50,940)
                                                                ------------             ------------

         Total other income (expense)                               (212,322)                (284,722)
                                                                ------------             ------------

Income before income taxes                                           351,823                  210,728
Income tax expense (benefit)                                            --                       --
                                                                ------------             ------------

         Net income                                             $    351,823             $    210,728
                                                                ============             ============

Basic and diluted earnings per share                            $        .12             $        .07
                                                                ============             ============

Weighted average common shares outstanding                         3,044,798                3,044,798
                                                                ============             ============


       The accompanying notes are an integral part of these consolidated financial statements.


                                               SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                                               Nine Months Ended
                                                                                  September 30,
                                                                            1999                  1998
                                                                       ------------           ------------
Cash flows from operating activities:
     Cash received from customers                                      $ 11,743,459           $ 10,346,641
     Cash paid to suppliers and employees                               (10,797,333)           (10,367,663)
     Interest paid                                                         (407,986)              (429,420)
     Other                                                                  (28,569)               (20,314)
                                                                       ------------           ------------
       Net cash provided (absorbed) by operating activities                 509,571               (470,756)
                                                                       ------------           ------------


Cash flows from investing activities:
     Purchases of property and equipment                                   (495,683)              (707,156)
     Decrease (increase) in officer note receivable                            --                     --
     Decrease (increase) in notes payable - related parties                  (5,517)               (10,912)
                                                                       ------------           ------------
       Net cash absorbed by investing activities                           (501,200)              (718,068)
                                                                       ------------           ------------

Cash flows from financing activities:
     Proceeds from borrowings                                               105,969              4,094,392
     Repayments of  borrowings                                             (153,033)            (2,487,371)
                                                                       ------------           ------------
       Net cash provided (absorbed) by financing activities                 (47,064)             1,607,021
                                                                       ------------           ------------

Decrease (increase) in cash - restricted                                    387,462               (418,289)
                                                                       ------------           ------------

Net increase (decrease) in cash and cash equivalents                        348,769                    (92)

Cash and cash equivalents at beginning of period                            207,661                288,310
                                                                       ------------           ------------

Cash and cash equivalents at end of period                             $    556,430           $    288,218
                                                                       ============           ============


Reconciliation of net income (loss) to net cash provided
     (absorbed) by operating activities:

Net income                                                             $    351,823           $    210,728
Adjustments to reconcile net income to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                        250,541                239,471
       Increase in other assets                                             (68,769)              (163,529)
       Decrease (increase) in:
         Accounts receivable - billed                                       233,660               (356,240)
         Accounts receivable - unbilled                                      (6,150)                32,017
         Inventories                                                        (74,512)              (103,991)
         Prepaid expenses and other assets                                  (27,754)               (30,354)
       Increase (decrease) in:
         Accounts payable - trade                                          (278,410)               (40,512)
         Accrued expenses and other liabilities                            (235,289)                96,317
         Accrued expenses and other liabilities                             270,673               (235,289)
         Customer deposits                                                 (141,531)               (23,057)
                                                                       ------------           ------------
Net cash provided (absorbed) by operating activities                   $    509,571           $   (470,756)
                                                                       ============           ============


               The accompanying notes are an integral part of these consolidated financial statement


                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and nine-month periods ended September 30, 1999 and 1998.

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

     No provision for income taxes has been made for the three- and nine-month periods ended September 30, 1999 and 1998, as the Company does not expect to incur federal income tax expense for 1999 and did not incur federal income tax expense during 1998.

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

Earnings Per Share

     Earnings per share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. For the three- and nine-month periods ended September 30, 1999 and 1998 there was no material dilutive effect on earnings per share.

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

     In 1998, the Company began work on a contract to renovate the Bradley Hall Building at Rutgers University (the "Bradley Hall project"). The Bradley Hall project, which was completed in October 1999, involved the design, production and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This led to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns over the course of the entire project will total approximately $1.55 million and estimates that the total loss on the job before recovery of any claims by the Company will be approximately $1.45 million including approximately $1,088,000 of estimated losses accrued in the fourth quarter of 1998 and approximately $362,000 of estimated losses accrued in the first nine months of 1999. Approximately $83,000 of these losses occurred in the three months ended September 30, 1999. The general contractor has filed claims in 1999 on the Company's behalf, for which notification has been made to the general contractor in the amount of $1.49 million. As of December 31, 1998, $400,000 of the contract claim had been included in sales and accounts receivable. During the quarter ended June 30, 1999, an additional $97,000 of the contract claim was included in sales and accounts receivable. There can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 1999. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended September 30, 1999 compared to the three months ended September 30, 1998

     For the three months ended September 30, 1999, the Company had total revenue of $3,690,595 compared to total revenue of $3,968,174 for the three months ended September 30, 1998, a decrease of $277,579, or 7%. Total product sales were $3,052,211 for the three months ended September 30, 1999 compared to $3,365,303 for the same period in 1998, a decrease of $313,092, or 9%. The decrease was primarily due to fewer successful Slenderwall(TM) bids resulting in decreased Slenderwall sales during the 1999 period compared to the 1998 period. Shipping and installation revenue was $638,384 for the three months ended September 30, 1999 and $602,871 for the same period in 1998, an increase of $35,513, or 6%. The increase was attributable primarily to higher installation activity during the three-month period in 1999, compared to the same period in 1998.

     Total cost of goods sold for the three months ended September 30, 1999 was $2,748,836, a decrease of $131,193, or 5%, from $2,880,029 for the three months ended September 30, 1998. Total cost of goods sold, as a percentage of total revenue, increased to 74.5% for the three months ended September 30, 1999, from 72.6% for the three months ended September 30, 1998 primarily due to normal year-to-year variations in the Company's operations and product mix.

     For the three months ended September 30, 1999, the Company's general and administrative expenses decreased $123,050 to $540,131 from $663,181 during the same period in 1998. The 19% decrease is primarily attributed to a smaller accrual for the allowance for doubtful accounts and lower moving and relocation expenses.

     Selling expenses for the three months ended September 30, 1999 decreased $49,635, or 28%, to $126,855 from $176,490 for the three months ended September 30, 1998, resulting primarily from decreased engineering fees and reduced salary expenses due to staff vacancies during the 1999 period.

     The Company's operating income for the three months ended September 30, 1999 was $274,773 compared to operating income of $248,474 for the three months ended September 30, 1998, an increase of $26,299, or 11%. The increased operating income resulted primarily from reduced sales, general and administrative expenses, which was offset to some extent by reduced gross profit margins.

     Royalty income totaled $76,960 for the three months ended September 30, 1999, compared to $78,691 for the same three months in 1998. The decrease of $1,731, or 2%, was primarily due to a decrease in product sales by the Company's licensees.

     Interest expense was $154,597 for the three months ended September 30, 1999, compared to $135,056 for the three months ended September 30, 1998. The increase of $19,541, or 14%, was primarily due to an increase of nearly $300,000 in the average total debt outstanding during the 1999 period offset, in part, by slightly lower interest rates.

     Net income was $144,063 for the three months ended September 30, 1999, compared to net income of $164,742 for the same period in 1998. The basic and diluted net income per share for the current three month period was $.05 compared $.05 per share for the three months ended September 30, 1998.


     Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

     For the nine months ended September 30, 1999, the Company had total revenue of $11,472,031 compared to total revenue of $10,552,785 for the nine months ended September 30, 1998, an increase of $919,246, or 9%. Total product sales were $9,141,418 for the nine months ended September 30, 1999, compared to $9,076,218 for the same period in 1998, an increase of $65,200, or 1%. The increase resulted primarily from increased Slenderwall(TM), architectural, and transportable building sales during the 1999 period, offset to some extent by decreased soundwall product sales. Shipping and installation revenue was $2,330,613 for the nine months ended September 30, 1999 and $1,476,567 for the same period in 1998, an increase of $854,046, or 58%. The increase is attributable to increased installation revenue related to Slenderwall contracts in the 1999 period, as compared to the 1998 period, offset to some extent by lower shipping revenues.

     Total cost of goods sold for the nine months ended September 30, 1999 was $8,944,995, an increase of $1,016,664, or 13%, from $7,928,331 for the nine months ended September 30, 1998. Total cost of goods sold, as a percentage of total revenue, increased to 78.0% for the nine months ended September 30, 1999, from 75.1% for the nine months ended September 30, 1998 due in part to recognition of $362,000 of Bradley Hall project costs for which only $97,000 of revenues were recorded.

     For the nine months ended September 30, 1999, the Company's general and administrative expenses decreased $75,919, or 5%, to $1,555,311, from $1,631,230 during the same period in 1998. The decrease was attributed to reduced moving and relocation expenses and a smaller accrual for the allowance for doubtful accounts, offset somewhat by increased legal fees.

     Selling expenses for the nine months ended September 30, 1999 decreased $90,194, or 18%, to $407,580 from $497,774 for the nine months ended September 30, 1998. The decrease was due to reduced engineering fees and reduced salary expenses due to staff vacancies during the 1999 period as compared to the 1998 period.

     The Company's operating income for the nine months ended September 30, 1999 was $564,145, compared to operating income of $495,450 for the nine months ended September 30, 1998, an increase of $68,695, or 14%. The improved operating income resulted primarily from the reductions in operating expenses discussed above offset, in part, by a reduction in gross profit.

     Royalty income totaled $185,449 for the nine months ended September 30, 1999, compared to $141,136 for the same nine months in 1998. The increase of $44,313, or 31%, was largely due to a credit given in 1998 for a reduction in the scope of a licensing contract and the resulting reversal of previously recognized royalty income.

       Interest expense was $407,986 for the nine months ended September 30, 1999, compared to $429,420 for the nine months ended September 30, 1998. The decrease of $21,434, or 5%, was primarily due to high interest rates, lease buyout amounts and miscellaneous fees which were recognized during the first six months of 1998 and which were associated with the early retirement of approximately 27 notes and capital leases in June 1998 as part of the Company's debt restructuring (see "Liquidity and Capital Resources").

     Net income was $351,823 for the nine months ended September 30, 1999, compared to net income of $210,728 for the same period in 1998. Net income per share for the current nine month period was $.12 compared to net income per share of $.07 for the nine months ended September 30, 1998 with the same weighted average number of shares outstanding in both periods.


     Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering ("IPO") and bank and other borrowings. The Company had $4,645,880 of indebtedness at September 30, 1999, of which $628,959 was scheduled to mature within twelve months.

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

     Capital spending totaled $495,683 in the nine-month period ended September 30, 1999, which included $389,421 in restricted funds resulting from the June 1998 FIB debt restructuring. Capital spending decreased 30% from $707,156 in the comparable period of the prior year, which included $242,016 in restricted funds from the June 1998 FIB debt restructuring. The reduction in capital spending in the 1999 period was due to the completion in the first quarter of 1999 of a 16,000 square foot plant addition to the Company's facility in Midland, Virginia. This plant addition was financed primarily with restricted funds received in 1998 as part of the $4,000,000 FIB loan as mentioned above. Planned capital expenditures for 1999 and 2000 are limited as stated above by the FIB loan agreement. The only significant cash commitment for capital expenditures planned for the balance of 1999 and early 2000 is a project to complete construction of an engineering building at a estimated cost of $90,000 which is contingent upon successful completion of additional equity financing or additional debt financing through FIB.

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

     The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products long before it receives payment. In addition the Company's cash flow has been significantly effected by the loss on the Bradley Hall project. Due to the significant costs required to continue the Bradley Hall project and to fund ongoing commitments, the Company entered into a working agreement with the general contractor of the Bradley Hall project to finance certain costs, at cost plus 10%, through completion of the project. During the nine months ended September 30, 1999 and through completion of the project in October 1999, the general contractor for the project assumed responsibility for installation and incurred installation and other expenses in connection with the project totaling $1,155,495, including the 10% surcharge, for which the general contractor invoiced the Company upon completion of the project. The Company had accrued $660,000 of these expenses in the fourth quarter 1998 and recognized an additional $290,000 of these expenses in the nine months ended September 30, 1999. The entire $1,155,495 of installation and other expenses is currently under review and certain expenses are in dispute. The extent to which the Company is responsible for these installation and other costs and the schedule for payment by the Company to the general contractor has not yet been determined. In the event cash flow from operations, collection of claims, and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of both short-term and long-term financing, for which there can be no assurance of obtaining.

Other Comments

       The Company expects that the costs incurred in the preparation for the year 2000 will not have a significant impact on the Company's cash flow or results of operations. The Company is in the process of replacing nearly all of its purchasing, manufacturing, inventory and accounting systems and expects to activate the new systems prior to January 1, 2000. The new systems are expected to improve the accuracy and timeliness of internal reporting and the Company has taken the necessary steps to ensure that all systems are year 2000 compliant. The Company is using standard off-the-shelf software which is year 2000 compliant. The Company is working with key suppliers and customers to ensure that they are taking steps to be year 2000 compliant. However, if the Company and third parties on which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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



Item 1.       Legal Proceedings.  None.


Item 2.       Changes in Securities and Use of Proceeds.  None.


Item 3.       Defaults Upon Senior Securities.  None.


Item 4.       Submission of Matters to a Vote of Security Holders.

              On  September  17,  1999 the  Company  held its Annual  Meeting of
              Stockholders.   The   Stockholders   voted  on  and  approved  the
              following:

              1.  The  election  of  the  following   individuals  to  serve  as
                  directors until the next annual meeting and until their successors are duly elected and qualified:

                                                             Shares Voted to
                     Name                 Shares Voted For   Withhold Authority

                     Rodney I. Smith      2,473,470          12,100
                     Ashley B. Smith      2,462,470          23,100
                     Wesley A. Taylor     2,476,570           9,000
                     Andrew Kavounis      2,477,570           8,000
                     Barry R. Schimel     2,477,570           8,000

              2. An amendment of the Company's Certificate of Incorporation to affect a one-for-three, one-for-two, three-for-five, two-for-three or three-for-four reverse stock split of the Common Stock of the Company. In this connection, 2,399,437 shares voted for the amendment, 37,765 shares voted against the amendment and 48,368 shares abstained.

              3. The ratification and approval of additional financing of the Company through sale of an aggregate of 471,428 shares of Common Stock of the Company to the President of the Company and the Chief Operating Officer of a wholly-owned subsidiary of the Company, at a price of $.70 per share. In this connection, 857,547 shares voted for ratification, 62,860 shares voted against ratification, 127,068 shares abstained and 1,438,095 shares were not voted by brokers.

              4. The ratification of the selection by the Board of Directors of BDO Seidman LLP as independent auditors for the year ending December 31, 1999. In this connection, 2,458,822 shares voted for ratification, 3,250 shares voted against ratification, and 23,498 shares abstained.


Item 5.       Other Information.

     Trading of the publicly held securities of the Company was transferred from the Nasdaq SmallCap Market to the OTC-Bulletin Board in October 1999 because the Company was no longer in compliance with Nasdaq's $1.00 minimum bid price requirement. The Company was also not in compliance with Nasdaq's net tangible asset requirement (minimum of $2,000,000). The Company's securities continue to be listed on the OTC-Bulletin Board.

     The Stockholders of the Company have approved an amendment of the Company's Certificate of Incorporation to affect a one-for-three, one-for-two, three-for-five, two-for-three or three-for-four reverse stock split of the Common Stock of the Company, but as of the date of this report, the Board of Directors have taken no action in this regard. The reverse stock split was contemplated as a means of retaining the Company's listing on the Nasdaq SmallCap Market.

     The Stockholders of the Company have ratified and approved additional financing of the Company through sale of an aggregate of 471,428 shares of Common Stock of the Company to the President of the Company and the Chief
Operating Officer of a wholly-owned subsidiary of the Company, at a price of $.70 per share, but as of the date of this report, these Officers have taken no action in this regard. The purchase agreements with theses officers was contingent upon the Company maintaining its listing on the Nasdaq SmallCap Market, which condition was not met.


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

                                           SMITH-MIDLAND CORPORATION




Date: November 15, 1999                    By: /s/ Rodney I. Smith
                                           ---------------------------------
                                           Rodney I. Smith
                                           Chairman of the Board,
                                           Chief Executive Officer and President
                                           (principal executive officer)


Date: November 15, 1999                     By: /s/ Theodore D. Pennington
                                           ---------------------------------
                                            Theodore D. Pennington
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (principal financial officer)