Form 10KSB
period 1999-12-31
SMITH MIDLAND CORP
filed 2000-04-14
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999
                         Commission File Number 1-13752



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


          Delaware                                                54-1727060
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

P.O. Box 300, 5119 Catlett Road,
--------------------------------
 Midland, Virginia                                                   22728
------------------                                                 ---------
(Address of Principal Executive Offices)                           (Zip Code)


                                 (540) 439-3266
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
                           Yes  X    No
                               ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         The Issuer's revenues for its most recent fiscal year were $14,432,749.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the average of the closing bid and asked prices for such stock on March 31, 2000, was $1,467,427. As of March 31, 2000, the Company had outstanding 3,050,798 shares of Common Stock, $.01 par value per share.

                       Documents Incorporated By Reference
                       -----------------------------------
                                      None.

                                     PART I


                           FORWARD-LOOKING STATEMENTS


         This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

          o our high level of indebtedness and ability to satisfy the same,
          o our recent significant loss under a material contract, and the litigation arising out of that contract,
          o our limited recent history of profitable operations, our significant loss for the three months ended December 31, 1998, resulting in a loss for the year 1998, and our significant loss for the three months ended December 31, 1999, resulting in a material reduction in the profits for the year 1999,
          o the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,
          o the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,
          o changes in economic conditions specific to any one or more of our markets (such as the availability of public funds and grants for construction),
          o changes in general economic conditions (such as interest rate changes),
          o         adverse weather which inhibits the demand for our products,
          o         our compliance with governmental regulations,
          o         the outcome of pending and future litigation,
          o the delisting of our Common Stock from NASDAQ in October 1999 due to the continuing trading of the stock at prices below $1.00 per share, and the decrease of our Net Tangible Assets below $2,000,000,
          o the other factors and information disclosed and discussed in other sections of this report.


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

Item 1.  Business
         --------

         General

         Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, transportation and utilities industries. The Company's customers are primarily general contractors and federal, state and local transportation authorities located in the Mid-Atlantic and Northeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set(R) transportable concrete buildings, also patented. In addition, the Company produces other generic highway sound barriers, utility vaults, farm products such as cattleguards, and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

         The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in
1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company's principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the "Company" refers to Smith-Midland Corporation and its subsidiaries.

         Market

         The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings; public and private roads and highways; airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Puerto Rico, Canada, Belgium, New Zealand, Portugal, and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes. The Company believes that the annual market for exterior cladding in the Mid-Atlantic and Northeast region is approximately $500 million and that the nationwide annual market for exterior cladding products exceeds $2 billion based upon information obtained by an independent third party.

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

         Slenderwall(TM) Lightweight Construction Panels
         -----------------------------------------------

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

         The Company custom designs and manufactures each Slenderwall exterior cladding system. The exterior of the Slenderwall systems can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick. Management has received a positive reaction to
Slenderwall systems in the marketplace for use in new construction and replacement projects because it is a cost-effective, efficient, and attractive wall system. As of March 31, 2000 the Company has a backlog for Slenderwall systems totaling approximately $1,070,000 compared to approximately $900,000 at March 31, 1999.

         Easi-Set  Sierra Wall(TM)
         -------------------------

         The Easi-Set Sierra Wall(TM)(the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall is typically constructed of four-inch thick, steel-reinforced concrete panels that are securely joined at an integral column by a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project.

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

         Easi-Set J-J Hooks(TM) Highway Safety Barrier
         ---------------------------------------------

         The Easi-Set J-J Hooks(TM) highway safety barrier (the "J-J Hooks Barrier") is a crash tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") now requires that states use only positively connected barriers which meet NCHRP350 crash test requirements.

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

         In November 1990, the FHWA approved the J-J Hooks Barrier for use on federally-aided highway projects following the successful completion of crash testing based on National Cooperative Highway Research Program criteria. The J-J Hooks Barrier has also been approved for use in state funded projects by 34 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in 15 states and believes that approval in most of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Spain, Belgium, Germany and Chile.

         Easi-Set Precast Building and Easi-Span(TM)
         -------------------------------------------

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

         The Company also offers Easi-Span(TM), a line of expandable precast concrete buildings. Easi-Span(TM) is identical to and incorporates the technology of the Easi-Set Precast Building, but is available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.

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

          o Commercial and Industrial Locations -- for electrical and mechanical housing, cemetery maintenance storage, golf course vending enclosures, mechanical rooms, rest rooms, emergency generator shelters, gate houses, automobile garages, hazardous materials storage, food or bottle storage, animal shelters, and range houses.


         Easi-Set Utility Vault
         ----------------------

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

         The Company  has entered  into 23  licensing  agreements  in the United
States, and has established at least one licensee in each of Puerto Rico, Canada, Belgium, New Zealand, Portugal, and Spain and sub-licensees in Canada and Chile.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. The Company plans to develop a licensing program for its Slenderwall exterior cladding system.

         Marketing and Sales

         The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

         The Company has also established a cooperative advertising program in which the Company and its Easi-Set and Easi-Span licensees combine resources to promote certain precast concrete products. Licensees pay a flat monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company's marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

         The Company's sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies, and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company's role in the bidding process is to provide estimates to the contractors desiring to include the Company's products or services in the contractor's bid. If a contractor who accepts the Company's bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company occasionally negotiates with and sells directly to end-users.


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


         Patents and Proprietary Information

         The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business expires in 2001 and a new patent, with respect to this product, was allowed March 2, 1999 which expires in 2017. The Company also owns three U.S. registered trademarks (Easi-Set(R), Smith Cattleguard(R), and Smith-Midland Excellence in Precast Concrete(R)), one Canadian registered trademark (Easi-Set(R)) and licenses the rights to another (DuriSol(R)). The Company licenses the technology used in DuriSol(R) products pursuant to an agreement that expires on December 31, 2003.

         While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed. Even if a competitor's products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action would be very costly, and assuming the Company has sufficient resources, would divert funds and resources that otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.


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


         Employees

         As of March 31, 2000, the Company had 116 full-time and 4 part-time employees, 95 of which are located at the Company's Midland facility, and 25 of which are located at the Company's facility located in Reidsville, North
Carolina. Of the 120 employees, 9 are executive officers or managers, 5 are responsible for sales and marketing, 91 are in manufacturing, and 15 are administrative personnel. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.


Item 2.  Description of Properties
         -------------------------

         Facilities

         The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which approximately 19 acres are owned by the Company and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $6,000. This area houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

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

         The Company believes that its present facilities are adequate for its current needs. Substantially all of the Company's facilities and equipment were used as collateral for a $4,000,000 twenty three year note which resulted from a restructuring of the Company's debt in June 1998 (see "Liquidity and Capital Resources").

Item 3.  Legal Proceedings
         -----------------

         In late 1995, the Company filed four separate informal claims with the Maryland State Contractor Board of Appeals. These claims totaled approximately $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the then newly issued "Noise Barrier Acceptance Criteria," all of which were undertaken after the award of the contracts and after unit production in accordance with the contracts was virtually complete. In 1996, the Company filed additional claims against the State of Maryland related to the same contracts in the amount of $578,500 which brought the amount of the total claims to $1,080,500. In early 1996, the Company received several counterclaims from the State of Maryland. The Company has considered the counterclaims in estimating the recoverability of its claims and certain trade accounts receivable and approximately $270,100 of the total contract claim was included in trade accounts receivable at December 31, 1998. The Company settled two of the claims during 1999 and collected approximately $186,000. The balance due on the one remaining claim by the Company of $76,500 was fully reserved at December 31, 1999.

         In late 1998 the Company filed suit in the circuit court of Lake County, Illinois against Trapani Construction Company ("Trapani") & L. J. Sheridan & Company, as agent for the owner, for the enforcement of a mechanic's lien and the recovery of approximately $120,000 representing the balance due on a contract entered into by the Company to manufacture and install Slenderwall Panels at the Hawthorn Place Medical Center II in Libertyville, Illinois. Work on that building has been completed, approved and accepted by Trapani and the owner. Trapani withheld payment on this project because the Company refused to proceed with a renovation project to reclad Medical Center I, a second building at the same site which was part of the original contract, without a change order to cover incremental costs anticipated as a result of alleged inaccurate specifications supplied by Trapani. The suit is currently in discovery. The Company believes that it can collect a portion of the balance due, and established reserves of approximately $80,000 on this claim.

         In 1998, the Company began work on a contract to renovate the Bradley Hall building (the "Bradley Hall project") at Rutgers University ("Rutgers"). The Bradley Hall project, which was completed in October 1999, involved the design, production, and installation of Slenderwall(TM) panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall(TM) panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. In that the Company was suffering losses on the project and was unable to fund its commitments, in January 1999, the Company entered into an agreement with Seacoast Builders Corporation ("Seacoast"), the prime contractor for the project. Pursuant to the agreement, Seacoast agreed to finance the cost of labor and small tools for the balance of the installation phase of the project commencing January 13, 1999, (ii) the Company remained responsible for the other services and materials required for the project, including provision of the Slenderwall(TM) system, (iii) the Company was required to reimburse Seacoast out of payments due the Company for Seacoast's expenses plus 10% for overhead, and (iv) the Company remained liable for cost overruns for which the Company was originally responsible for (the "Seacoast

Agreement"). The cost overruns over the course of the entire project totaled approximately $1.6 million and the total loss to the Company on the job, before recovery on any claims by the Company, totaled approximately $1.45 million, which has been booked in its entirety as of December 31, 1999. Seacoast has filed claims in 1999 on the Company's behalf, in the amount of $1.1 million. All conditions for claim recognition have been satisfied and as of December 31, 1999 and 1998, $497,000 and $400,000 of the contract claim was included in accounts receivable. The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

         On February 15, 2000, Seacoast filed a suit in New Jersey Superior Court in Monmouth County against Rutgers, Grad Associates, P.A., the architect for the Bradley Hall project, and the Company. With respect to the Company, Seacoast alleges, among other things, that the Company failed to pay Seacoast $1,141,571 invoiced to the Company pursuant to the Seacoast agreement, that the Company failed to pay sub-contractors and suppliers, and that the Company did not complete all of the work and obligations required for the project. Seacoast has indicated that it has withheld $386,753 from the Company to offset the amount it alleges is due and owing from the Company. Seacoast claims that the Company is liable to it with respect to all of the matters indicated above, as well as any liquidated damages that may be assessed against Seacoast by Rutgers. The actual amount of damages sought by Seacoast against the Company are not specified. The Company has denied that it has any liability to Seacoast, and asserts, among other things, it dutifully performed the work required of it until such time as conditions beyond its control interfered with, frustrated, and interrupted its performance. Moreover, the Company has asserted that the conditions under which it was to perform its obligations related to the Bradley Hall project materially changed. The Company has counterclaimed against Seacoast in an amount in excess of $1,126,955 for Seacoast's failure to pay the Company for the additional work performed by it. In addition, the Company has filed a third party complaint against Sky-Lift Corporation ("Sky-Lift"), the initial subcontractor responsible for installation of the Slenderwall(TM) panels. The Company had entered into a sub-subcontract with Sky-Lift for the installation of hardware required to attach the Slenderwall(TM) building panels and the erection of the Slenderwall(TM) building panels. The Company has asserted that Sky-Lift abandoned its work on the project causing the Company to sustain damages in excess of $1,000,000, for which the Company is seeking damages. The Company also seeks indemnification from Sky-Lift for any damages that may be found to be owing by the Company to Seacoast.

         The Company also separately commenced a suit, in October 1999, against Sky-Lift in the Supreme Court of New York, County of Westchester. The complaint essentially covers the same matters as described in the third party action disclosed in the immediately preceding paragraph.

         On June 7, 1999, Construction Services, Inc. ("CSI"), the second subcontractor responsible for installation of the Slenderwall(TM) panels, filed a complaint against the Company in the United States District Court for the District of New Jersey. CSI alleges that it properly performed its work and that the Company, without cause, terminated CSI. CSI is seeking in excess of $150,000 for work performed, equipment/materials supplied and lost profits on the uncompleted portion of the work. The Company and CSI have reached an agreement in principle to settle the suit for $75,000, payable in a combination of cash and a note from the Company.

         On March 6, 2000, AmQuip Corporation ("AmQuip"), an equipment leasing company, brought a suit against Seacoast, the Company, and Safeco Insurance Company of America, the surety on a payment and performance bond for the Bradley Hall project. AmQuip alleges that it provided goods and services requested by the Company with respect to the Bradley Hall project, but was never paid. AmQuip is seeking $42,853 from the Company with respect to this claim.

         The Company is not presently involved in any other litigation of a material nature.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's Common Stock has traded on the Boston Stock Exchange ("BSE") under the symbol "SMC" since December 13, 1995. The Company's Common Stock also trades on the OTC Bulletin Board System under the symbol "SMID". Trading of the publicly held securities of the Company was transferred from the Nasdaq SmallCap Market to the OTC Bulletin Board in October 1999 because the Company was no longer in compliance with Nasdaq's $1.00 minimum bid price requirement. The Company was also not in compliance with Nasdaq's net tangible asset requirement (minimum of $2,000,000). As of March 31, 2000, there were approximately 48 record holders of the Company's Common Stock. Management believes there are approximately 500 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                           Bid
                                                           ---
                                                   High             Low
                                                   ----             ---
1998
First Quarter                                   $ 1 11/16        $   3/4
Second Quarter                                  $ 1 11/16        $   1
Third Quarter                                   $ 1 1/4          $   1 1/16
Fourth Quarter                                  $ 1 1/16         $   5/8

1999
First Quarter                                   $ 1 1/8          $   9/16
Second Quarter                                  $ 1 1/16         $   1/2
Third Quarter                                   $ 1 1/16         $   9/16
Fourth Quarter                                  $ 1              $   3/8


         The stockholders of the Company have approved an amendment of the Company's Certificate of Incorporation to affect a one-for-three, one-for-two, three-for-five, two-for-three or three-for-four reverse stock split of the Common Stock of the Company, but as of the date of this report, the Board of Directors has taken no action in this regard. The reverse stock split was contemplated as a means of retaining the Company's listing on the Nasdaq SmallCap Market.

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


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

         In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which was completed in October 1999, involved the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns to the Company for the project are approximately $1.6 million and estimates that the total loss on the job before recovery on any claims by the Company is approximately $1.45 million, which has been booked in its entirety as of December 31, 1999. In 1999, the general contractor filed claims on the Company's behalf in the amount of $1.1 million. As of December 31, 1999, $497,000 of the contract claim has been included in accounts receivable, of which $97,000 was recorded as income in 1999 versus $400,000 in 1998. The Company is currently involved in litigation over this matter, and there can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim. The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.


         Results of Operations

         Year ended  December 31, 1999  compared to the year ended  December 31,
1998

         The Company's operations for 1999 resulted in net income of $42,275 or $0.01 per share, representing an increase in net income of $826,158 when compared to the loss in 1998 of $(783,883), or $(0.26) per share.

         Total revenue for 1999 was comparable to 1998 with $14,432,749 recorded in 1999, and $14,434,178 in 1998. Total product sales decreased by $571,873, or 5% to $11,843,379 in 1999, compared to $12,415,252 in 1998. The decrease in product sales was due to lower sales volume of soundwall products which was partially offset by increases in Slenderwall, architectural products, and building sales. Unit prices have not changed significantly. Shipping and installation revenue increased to $2,589,370 in 1999 from $2,018,926 in 1998, an increase of $570,444, or 28%, attributable to an increase in the number and size of installation contracts.

         Royalty revenue increased from $264,178 in 1998 to $326,239 in 1999, an increase of $62,061, or 23%. The increase was attributed to an increase in royalty fees earned on production of Easi-Set(R) barrier and start-up fees from new licensees. Start-up fees increased from $15,000 in 1998 to $53,123 in 1999, an increase of $38,123.

         Total cost of goods sold for 1999 was $11,185,901 compared to $12,015,760 in 1998, a decrease of $829,859. Total cost of goods sold as a percentage of total revenue decreased to 78% in 1999 from 83% in 1998. The percentage decrease primarily resulted from the reduction in the current year's addition to the Company's accrued estimated total loss on the Bradley Hall project and no new significant 1999 loss jobs. (see "General" in this Section).

         General and administrative expenses increased $149,924, or 7%, to $2,386,862 in 1999 from $2,236,938 in 1998. The increase was the result of higher expenses relating to professional fees and depreciation.

         Selling and marketing expenses in 1999 were lower compared to 1998 by $95,371 or 14%. Total selling and marketing expenses were $583,500 in 1999 compared with $678,871 in 1998. The decrease was due primarily to a temporary reduction in staff, lower commissions paid to outside sales people, and reductions in the expenditures for dues and subscriptions.

         Interest expense and loan fees remained relatively constant at $543,770 in 1999 from $541,161 in 1998. Although the Company had higher average levels of debt outstanding in 1999, the weighted average interest rate on the outstanding debt was lower. In addition, in 1998 the Company incurred expense as a result of the early retirement of several capital leases.

         As a result of cumulative net operating loss ("NOL") carryforwards of approximately $2,941,000 available to the Company as of January 1, 1999, no income tax expense was recorded for 1999. The Company does not expect to incur income tax expense for 2000 due to the NOL carryforwards.


         Liquidity and Capital Resources

         The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,675,544 of indebtedness at December 31, 1999, of which $228,025 was scheduled to mature within twelve months.

         In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. Current debt decreased from

$2,199,228 at December 31, 1997 to $228,025 at December 31, 1999. In addition to paying off existing debt of approximately $3.0 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime was renewed in May 1999, and now has a maturity date of May 1, 2000. The Company has agreed with the FIB to extend the line of credit upon its extended maturity date. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime. The term loan was used to pay down the line of credit, which further improved the Company's current debt ratio.

         At December 31, 1999, the Company had cash totaling $374,190 with no balance left in restricted cash, compared to cash totaling $207,661 and restricted cash in the amount of $387,462, at December 31, 1998. During 1999, the Company used $24,713 in cash (net) to pay down debt in its financing activities, and $551,033 in its investing activities, primarily for the funding of the 16,000 square foot plant addition (see "Item 2. Description of Properties
- Facilities"). The Company's operating activities provided $354,813 in cash.

         Capital spending decreased to $537,073 in 1999, from $1,237,689 in 1998, as the Company completed construction on the new production facility. The restricted funds were used early in 1999 to complete the new facility. The Company continues work on a new engineering building and expects to incur additional capital costs in 2000 of approximately $62,100. No other significant cash commitments are anticipated and planned expenditures for 2000 are limited as stated above, by the FIB loan agreement.

         As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.

         The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. In addition, the Company's cash flow has been significantly affected by the loss on the Bradley Hall project. Although no assurance can be given, the Company believes that anticipated cash flow from operations with improved project management on jobs, and existing credit facilities will be sufficient to finance the Company's operations for at least the next 12 months. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of short-term financing, for which there can be no assurance of obtaining.

         The Company did not experience any interruptions in business or operations on or around January 1, 2000. In addition, the costs incurred in the preparation for the year 2000 did not have a significant impact on the Company's cash flow or results of operations.


         Seasonality

         The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company experiences reduced revenues from December through February and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.


         Inflation

         To date, management believes that the Company's operations have not been materially affected by inflation.


         Recent Accounting Pronouncements

         In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

Item 7.  Financial Statements
         --------------------

         The following financial statements are filed as part of this report:

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.......................   F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998.............   F-4

Consolidated Statements of Operations for the years ended December 31,
1999 and 1998   .........    .............................................  F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998 .........................................  F-6

Consolidated Statements of Cash Flows for the years ended December 31,
1999 and 1998     ........................................................  F-7

Summary of Significant Accounting Policies...............................   F-9

Notes to Consolidated Financial Statements ..............................  F-12



Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

                                       Director Or
                                         Executive
Name                        Age        Officer Since           Position
----                        ---        -------------           --------
Rodney I. Smith             61              1970               Chief Executive Officer, President
                                                               And  Chairman  of the  Board of
                                                               Directors

Ashley B. Smith             37              1994               Vice President of Sales and
                                                               Marketing and Director

Wesley A. Taylor            52              1994               Vice President of Administration
                                                               and Director

Andrew G. Kavounis          74              1995               Director

Guy M. Schuch               51              1999               Chief Operating Officer
                                                               Smith Midland Corp. (Virginia)

Robert E. Albrecht, Jr.     49              2000               Chief Financial Officer


Background

         The following is a brief summary of the background of each Director, executive officer and key employee of the Company:

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

Guy M. Schuch. Chief Operating Officer, Smith Midland Corp.(Virginia). Mr. Schuch has served as Chief Operating Officer of Smith-Midland (Virginia), the Company's primary operating subsidiary, since joining the Company in May, 1999. Mr. Schuch was Production Manager for Southdown Corporation, a manufacturer of cement, from 1995 to 1998 and was a Plant Manager for LaFarge Corporation, a manufacturer of cement, from 1979 to 1995. Mr. Schuch holds a Master of Science degree in Industrial Engineering from Stanford University, and a Bachelor of Science degree in Mechanical Engineering from the Arts et Metiers School of Engineering in Paris, France.

Robert E. Albrecht, Jr. Chief Financial Officer. Mr. Albrecht Joined the Company as Controller in August 1999 and has served as Chief Financial Officer of the Company since January 1, 2000. Prior to joining the Company, Mr. Albrecht was CFO and Controller of Omega World Travel, Inc., a travel agency, from 1994 to 1999. Mr. Albrecht is a Certified Public Accountant and holds a Bachelor of Arts degree in Accounting from the College of William and Mary.

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

         Form 4 for Bernard Patriacca for the Nov. 5, 1997 grant of non-qualified stock options, Form 3 for Thomas J. Deserable due upon appointment as Chief Operating Officer of Smith-Midland Virginia and for the August 4, 1998 grant of incentive stock options.

Item 10.  Executive Compensation.
          -----------------------

         The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the sole executive officer of the Company and its subsidiaries (the "named executive officer"), whose cash compensation exceeded $100,000 during 1999:

|---------------------------------------------------------------------------------------------------------------------|
|                         |            Annual Compensation              |           Long Term Compensation            |
|-------------------------|---------------------------------------------|----------------------|----------------------|
|                         |                                             |                      |                      |
|                         |                                             |         Awards       |        Payouts       |
|-------------------------|----------|-----------|----------|-----------|-----------|----------|-----------|----------|
|                         |          |           |          |           |           |Securities|           |          |
|                         |          |           |          |  Other    |           |  Under-  |           |   All    |
|       Name and          |          |           |          |  Annual   |Restricted |  lying   |           | Other    |
|       Principal         |          |           |          | Compen-   |  Stock    | Options  |   LTIP    | Compen-  |
|       Position          |  Year    |  Salary   |  Bonus   |  sation   |  Awards   |   SARs   | Payouts   | Sation   |
|                         |          |    $      |    $     |    $      |    $      |   (#)    |    $      |    $     |
|-------------------------|----------|-----------|----------|-----------|-----------|----------|-----------|----------|
|                         |          |           |          |           |           |          |           |          |
|                         |          |           |          |           |           |          |           |          |
|    Rodney I. Smith      |  1999    | 156,825   | 54,500   |    -      |    -      | 20,000   |    -      |    -     |
|   President, Chief      |  1998    | 175,000   | 54,500   |    -      |    -      | 20,000   |    -      |    -     |
|   Executive Officer     |  1997    | 170,503   | 81,500   |    -      |    -      |    -     |    -      |    -     |
|  and Chairman of the    |          |           |          |           |           |          |           |          |
|        Board.           |          |           |          |           |           |          |           |          |
|---------------------------------------------------------------------------------------------------------------------|

Compensation of Directors

         All non-employee Directors receive $500 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. All employee Directors, except Rodney I Smith, receive $250 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties. Rodney I. Smith receives no compensation as a Director, but is reimbursed for expenses incurred in connection with the performance of his duties as a Director.

Option Grants in Last Fiscal Year


         The following table summarizes option grants during 1999 to the named executive officer:

                                      Number of      % of Total
                                      Securities       Options
                                      Underlying      Granted to        Exercise
                                        Options      Employees in       or Base       Expiration
         Name                         Granted (#)     Fiscal Year     Price  ($/Sh)      Date
         ----                         -----------     -----------     -------------   ----------

Rodney I. Smith...........              20,000           22.73%           0.5625      12/28/07



Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values
                        Shares                            Number of
                      Acquired                         Shares Underlying                  Value of Unexercised
                         on           Value           Unexercised Options                 In-the-Money Options
                      Exercise      Realized        at Fiscal Year End (#)              at Fiscal Year-End ($)(1)
                                                     ----------------------------       ----------------------------
        Name            (#)            ($)           Exercisable    Unexercisable       Exercisable    Unexercisable
        ----          --------      --------         -----------    -------------       -----------    -------------
Rodney I. Smith...       ---           ---             6,833            33,167              ---             ---

------------
(1) Value is based on the closing sales price of the Company's Common Stock on December 31, 1999 ($0.5625), the last trading day of 1999, less the option exercise price. All per share prices of the options held by Mr. Smith equal or exceed $0.5625.


Employment Agreement

         The Company has entered into an employment agreement with Mr. Rodney I. Smith, which provides for an annual base salary of $175,000. The present term of the agreement continues until December 31, 2000, and is thereafter automatically renewed for successive one-year periods unless Mr. Smith or the Company gives the other party three months prior written notice of non-renewal. Bonuses and salary increases may be granted by the Compensation Committee of the Board of Directors, as it so determines from time to time. Mr. Smith voluntarily reduced his annual base salary by 22.5% effective March 8, 1999 through August 23, 1999. Mr. Smith also is entitled to receive benefits offered to the Company's employees generally. If terminated without cause, Mr. Smith is entitled to receive as severance pay an amount equal to twenty-four (24) months of his base salary, less taxes, other required withholdings and any amounts owed to the Company, payable in accordance with the Company's standard payroll procedures. In addition, the employment agreement precludes Mr. Smith from competing with the Company during his employment and for at least one year thereafter, and from disclosing confidential information. The Company is the owner of and the beneficiary of three key person life insurance policies on Mr. Smith totaling $1,400,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The following table sets forth, as of March 26, 2000, certain information concerning ownership of the Company's Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) each of the Company's Directors and Executive Officers, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                       Number of Shares       Percentage of
Beneficial Owner(1)                     Beneficially Owned(2)      of Class
-------------------                     ---------------------      --------

Rodney I. Smith (3)(4)(5)                     620,131                20.23

Ashley B. Smith (3)(4)(6)                      98,867                 3.23

Wesley A. Taylor (7)                            8,450                   *

Andrew Kavounis (8)                             3,000                   *


All directors, executive officers and
key employees as a group  (6 persons)
(2)(3)(4)(5)(6)(7)(8)                         730,448                23.73

-----------------------
 *     Less than 1%

(1) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, Schuch and Albrecht is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4) Does not include an aggregate of 77,972 shares of Common Stock held by Matthew Smith, and Roderick Smith, sons of Rodney I. Smith, and brothers of Ashley B. Smith, and 112,713 shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5) Includes 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the "Trust") for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and mother of Mr. Smith's children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares, as he deems fit. Includes options to purchase 6,833 shares of Common Stock of the Company exercisable at $1.00 per share.

(6) Includes options to purchase 9,250 shares of Common Stock of the Company exercisable at $1.00 per share.

(7) Includes options to purchase 8,450 shares of Common Stock of the Company exercisable at $1.00 per share.

(8) Includes options to purchase 3,000 shares of Common Stock of the Company exercisable at $1.00 per share.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         At December 31, 1999, the Company owned an unsecured note for approximately $638,347 receivable from Mr. Rodney I. Smith, the Company's President and majority shareholder, with a seven year term accruing interest at a rate of 6% per annum. During 1996, $102,300 of the note was reduced for the Company's purchase of 40,920 common shares from Mr. Smith. On December 31, 1997, the terms of the note were changed to call for annual payments of $45,948 beginning on December 31, 1998 and continuing through maturity on December 31, 2002. Payments for the years 1998 and 1999 have been made. During 1999, the note was increased by $20,776 for additional borrowings. Total interest income on this note was approximately $39,000 and $37,600 for the years ended December 31, 1999 and 1998, respectively.

         On July 15, 1999, the Company entered Stock Subscription Agreements with each of Rodney I. Smith and Guy M. Schuch, the Chief Operating Officer of Smith-Midland Virginia, the primary operating subsidiary of the Company. Pursuant to these agreements, Mr. Smith agreed to purchase 142,857 shares of common stock and Mr. Schuch agreed to purchase 328,571 shares of common stock of the Company for $.70 per share, or an aggregate of $330,000. The agreements were contingent upon the Company maintaining its listing on Nasdaq, a condition which was not met. As of the date of this report, no action has been taken to effectuate these purchase transactions.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits.

         (1)       The following exhibits are filed herewith:

Exhibit
  No.
-------
  1 Continuation of Exclusive License Agreement between DuriSol Resources, Inc. and Smith-Midland Corporation, with an effective date of January 1, 1999, dated May 3, 1999.

  2 First National Bank of New England Commercial Loan Agreement dated December 20, 1999.

  3 First National Bank of New England Commercial Term Promissory Note dated December 20, 1999.

  27      Financial Data Schedule

          (2) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and are incorporated herein by reference:

Exhibit
  No.                          Title
-------                        -----
  1       First National Bank of New England Loan Agreement

  2       First National Bank of New England Loan Note

         (3) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and are incorporated herein by reference:

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

  4b      Specimen Common Stock Certificate.

  4c Form of Public Warrant Agreement, including Specimen Redeemable Common Stock Purchase Warrant.

  4d Form of Warrant Agreement between the Company, Network 1 Financial Securities, Inc. and First Hanover Securities, Inc., including Form of Underwriter's Warrant Certificate.

  10a     Employment Agreement between the Company and Rodney I. Smith.

  10r     Lease Agreement between the Company and Rodney I. Smith.

  10t     Collateral Assignment of Letters Patent between the Company and Rodney
          I. Smith.

  10u     Form of License Agreement between the Company and its Licensee.

  10w     1994 Stock Option Plan.

 (b)     Reports on Form 8-K

         The Company filed a Current Report on Form 8-K to report the de-listing of its securities from the Nasdaq Smallcap Market on October 8, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SMITH-MIDLAND CORPORATION


Date:    April 14, 2000               By:  /s/ Rodney I. Smith
                                           -------------------
                                               Rodney I. Smith, President
                                               (principal executive officer)

                                      By: /s/ Robert E. Albrecht, Jr.
                                          ---------------------------
                                              Robert E. Albrecht, Jr., CFO
                                              (principal finance and accounting
                                              officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                   Capacity                        Date
----                                   --------                        ----


/s/ Rodney I. Smith                    Director                   April 14, 2000
----------------------------------
Rodney I. Smith



/s/ Wesley A. Taylor                   Director                   April 14, 2000
----------------------------------
Wesley A. Taylor


/s/ Ashley Smith                       Director                   April 14, 2000
----------------------------------
Ashley Smith



/s/ Andrew Kavounis                    Director                   April 14, 2000
----------------------------------
Andrew Kavounis

Report of Independent Certified Public Accountants



To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                                BDO Seidman, LLP


Richmond, Virginia
April 5, 2000

 December 31,                                                                         1999                  1998
--------------------------------------------------------------------------------------------------------------------

     Assets (Note 2)
Current assets
   Cash                                                                        $   374,190          $    207,661
   Accounts receivable (Note 6)
     Trade - billed, (less allowance for doubtful
       accounts of $323,474 and $262,000)                                        3,557,938             3,824,012
     Trade - unbilled                                                              123,332               199,108
   Inventories
     Raw materials                                                                 493,979               522,468
     Finished goods                                                              1,013,958               989,745
   Prepaid expenses and other assets                                                46,656               116,034
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                             5,610,053             5,859,028
--------------------------------------------------------------------------------------------------------------------

Property and equipment, net (Note 1)                                             2,608,145             2,449,566
--------------------------------------------------------------------------------------------------------------------

Other assets
   Cash - restricted                                                                     -               387,462
   Notes receivable, officer (Note 3)                                              638,347               624,387
   Other                                                                           317,845               246,058
--------------------------------------------------------------------------------------------------------------------

Total other assets                                                                 956,192             1,257,907
--------------------------------------------------------------------------------------------------------------------








                                                                               $ 9,174,390          $  9,566,501
====================================================================================================================




                                                                                    Smith-Midland Corporation
                                                                                             and Subsidiaries

                                                                                  Consolidated Balance Sheets


December 31,                                                                          1999                  1998
--------------------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of notes payable (Note 2)                                $   228,025          $    573,104
   Accounts payable - trade                                                      1,690,853             2,177,884
   Accrued expenses and other liabilities (Note 6)                               1,324,021             1,115,118
   Customer deposits                                                               172,914               306,255
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        3,415,813             4,172,361

Notes payable - less current maturities (Note 2)                                 4,350,644             4,020,661

Notes payable - related parties (Note 3)                                            96,875               104,696
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                7,863,332             8,297,718
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 6)
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $.01 par value; authorized 1,000,000
     shares, none outstanding                                                            -                     -
   Common stock, $.01 par value; authorized 8,000,000
     shares; 3,085,718 issued and outstanding                                       30,857                30,857
   Additional paid-in capital                                                    3,450,085             3,450,085
   Accumulated deficit                                                          (2,067,584)           (2,109,859)
--------------------------------------------------------------------------------------------------------------------

                                                                                 1,413,358             1,371,083
Treasury stock, at cost, 40,920 shares                                            (102,300)             (102,300)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       1,311,058             1,268,783
--------------------------------------------------------------------------------------------------------------------

                                                                               $ 9,174,390          $  9,566,501
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                    and notes to consolidated financial statmements.


                                                                                    Smith-Midland Corporation
                                                                                             and Subsidiaries

                                                                        Consolidated Statements of Operations


Year Ended December 31,                                                               1999                  1998
--------------------------------------------------------------------------------------------------------------------

Revenue                                                                        $14,432,749          $ 14,434,178

Cost of goods sold                                                              11,185,901            12,015,760
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                                     3,246,848             2,418,418
--------------------------------------------------------------------------------------------------------------------

Operating expenses
   General and administrative expenses                                           2,386,862             2,236,938
   Selling expenses                                                                583,500               678,871
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                         2,970,362             2,915,809
--------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                            276,486              (497,391)
--------------------------------------------------------------------------------------------------------------------

Other income (expense)
   Royalties                                                                       326,239               264,178
   Interest expense and loan fees                                                 (543,770)             (541,161)
   Interest income (Note 3)                                                         68,603                63,616
   Other, net                                                                      (85,283)              (73,125)
--------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                      (234,211)             (286,492)
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                              $    42,275          $   (783,883)
====================================================================================================================

Basic and diluted income (loss) per share                                      $       .01          $       (.26)
====================================================================================================================

Weighted average common shares outstanding                                       3,044,798             3,044,798
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                    and notes to consolidated financial statmements.


                                                                                    Smith-Midland Corporation
                                                                                             and Subsidiaries

                                                              Consolidated Statements of Stockholders' Equity


                                                     Additional
                                        Common         Paid-In       Accumulated       Treasury
                                         Stock         Capital         Deficit          Stock           Total
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                $30,857       $3,450,085     $(1,325,976)      $(102,300)     $2,052,666

Net loss                                        -                -        (783,883)              -        (783,883)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 30,857        3,450,085      (2,109,859)       (102,300)      1,268,783

Net income                                      -                -          42,275               -          42,275
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                $30,857       $3,450,085     $(2,067,584)      $(102,300)     $1,311,058
=====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                    and notes to consolidated financial statmements.



                                                                                    Smith-Midland Corporation
                                                                                             and Subsidiaries

                                                                        Consolidated Statements of Cash Flows



Year Ended December 31,                                                               1999                  1998
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Cash received from customers                                                $14,967,497          $ 14,203,657
   Cash paid to suppliers and employees                                        (14,052,234)          (13,955,985)
   Interest paid                                                                  (543,770)             (540,695)
   Other                                                                           (16,680)                8,267
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities                               354,813              (284,756)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                                            (537,073)           (1,237,689)
   Repayments (advances) on officer note receivable                                (13,960)                8,085
--------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                                         (551,033)           (1,229,604)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from borrowings                                                        677,157             4,642,275
   Repayments of borrowings                                                       (692,253)           (3,007,177)
   Repayments on borrowings - related parties, net                                  (9,617)              (10,902)
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities                               (24,713)            1,624,196
--------------------------------------------------------------------------------------------------------------------

Decrease (increase) in cash - restricted                                           387,462              (190,485)
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                    166,529               (80,649)

Cash, beginning of year                                                            207,661               288,310
--------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                              $   374,190          $    207,661
====================================================================================================================

                                                                                                        continued...



                                                                                    Smith-Midland Corporation
                                                                                             and Subsidiaries

                                                                        Consolidated Statements of Cash Flows
                                                                                                  (continued)


Year Ended December 31,                                                               1999                  1998
--------------------------------------------------------------------------------------------------------------------

Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities

Net income (loss)                                                              $    42,275          $   (783,883)
Adjustments to reconcile net income (loss) to net cash
   provided (absorbed) by operating activities
     Depreciation and amortization                                                 380,290               319,185
     (Increase) decrease in
       Accounts receivable - billed                                                266,074              (569,019)
       Accounts receivable - unbilled                                               75,776               211,050
       Inventories                                                                   4,276               (83,203)
       Prepaid expenses and other assets                                            (2,409)             (212,848)
     Increase (decrease) in
       Accounts payable - trade                                                   (487,031)              433,757
       Accrued expenses and other liabilities                                      208,903               544,425
       Customer deposits                                                          (133,341)             (144,220)
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by operating activities                           $   354,813          $   (284,756)
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                    and notes to consolidated financial statmements.



                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Summary of Significant Accounting Policies

--------------------------------------------------------------------------------


Nature of Business                 The Company develops, manufactures, licenses,
                                   sells and installs precast concrete  products
                                   for  the  construction,   transportation  and
                                   utilities   industries   primarily   in   the
                                   Mid-Atlantic region.

Principles of                      The   accompanying   consolidated   financial
Consolidation                      statements    include    the    accounts   of
                                   Smith-Midland     Corporation     and     its
                                   wholly-owned  subsidiaries  (the  "Company").
                                   All   material   intercompany   accounts  and
                                   transactions    have   been   eliminated   in
                                   consolidation.

Inventories                        Inventories  are stated at the lower of cost,
                                   using the first-in, first-out (FIFO) method, or market.

Property and                       Property  and  equipment  is  stated at cost.
Equipment                          Expenditures  for  ordinary  maintenance  and
                                   repairs  are  charged to income as  incurred.
                                   Costs of  betterments,  renewals,  and  major
                                   replacements  are  capitalized.  At the  time
                                   properties are retired or otherwise  disposed
                                   of,  the  related  cost  and   allowance  for
                                   depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

                                   Depreciation    is    computed    using   the
                                   straight-line   method  over  the   following
                                   estimated useful lives:

                                                                           Years
                                       -----------------------------------------

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

--------------------------------------------------------------------------------


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

Risks and Uncertainties            The   Company   sells   products  to  highway
                                   contractors operating under government funded
                                   highway  programs  and  other  customers  and
                                   extends  credit based on an evaluation of the
                                   customer's  financial  condition,   generally
                                   without  requiring  collateral.  Exposure  to
                                   losses   on    receivables   is   principally
                                   dependent   on  each   customer's   financial
                                   condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

                                   Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Fair Value of                      The   estimated   fair  value  of   financial
Financial  Instruments             instruments   approximates   their   carrying
                                   amounts as of December 31, 1999 and 1998. The estimated fair value of long term debt is based on current rates offered to the Company for debt of the same maturities.

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

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Summary of Significant Accounting Policies
                                                                (continued)

--------------------------------------------------------------------------------


Earnings  (Loss)                   Earnings  per share is based on the  weighted
Per  Share                         average  number of shares of common stock and
                                   dilutive     common     stock     equivalents
                                   outstanding.  Basic  earnings  per  share  is
                                   computed  by  dividing  income  available  to
                                   common  shareholders by the weighted  average
                                   number of common shares  outstanding  for the
                                   period.  Diluted  earnings per share reflects
                                   the  potential  dilution of  securities  that
                                   could  share in  earnings  of an entity.  The
                                   Company  had  no   securities   which  had  a
                                   dilutive effect on earnings per share for the years ended December 31, 1999 and 1998.

Long-Lived Assets                  The   Company   follows  the   guidance   for
                                   accounting for asset  impairment set forth in
                                   Statement of Financial  Accounting  Standards
                                   No.  121  (SFAS  121),  "Accounting  for  the
                                   Impairment  of  Long-Lived   Assets  and  For
                                   Long-Lived  Assets to Be  Disposed  Of." SFAS
                                   121  requires  that  long-lived   assets  and
                                   certain intangibles to be held and used by an
                                   entity be reviewed for impairment when events
                                   or changes in circumstances indicate that the
                                   carrying  amount may not be  recoverable.  In
                                   addition, SFAS 121 requires long-lived assets
                                   and certain  intangibles to be disposed of to
                                   be reported  at the lower of carrying  amount
                                   or fair value less costs to sell. The Company
                                   reviews the carrying values of its long-lived
                                   and   identifiable   intangible   assets  for
                                   possible   impairment   whenever   events  or
                                   changes in  circumstances  indicate  that the
                                   carrying   amount  of   assets   may  not  be
                                   recoverable based on undiscounted estimated future operating cash flows. As of December
                                   31, 1999, the Company has determined no impairment has occurred.

Recent Accounting                  In  June  1998,   the  Financial   Accounting
Pronouncements                     Standards Board issued Statement of Financial
                                   Accounting Standards No. 133, "Accounting for
                                   Derivative  Instruments"  ("SFAS 133").  SFAS
                                   133, as amended,  is effective for all fiscal
                                   quarters of fiscal years beginning after June
                                   15, 2000. SFAS 133 establishes accounting and
                                   reporting     standards    for     derivative
                                   instruments and for hedging activities.  SFAS
                                   133  requires  that an entity  recognize  all
                                   derivatives  as either assets or  liabilities
                                   and measure those  instruments at fair market
                                   value.  Presently,  the Company  does not use
                                   derivative   instruments  either  in  hedging
                                   activities or as investments. Accordingly, the Company believes that adoption of SFAS
                                   133 will have no impact on its financial position or results of operations.

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

1.      Property and               Property and equipment consist of the following:
        Equipment
                                   December 31,                                  1999             1998
                                  -----------------------------------------------------------------------

                                  Land and land improvements              $   589,441      $   568,660
                                  Buildings                                 1,792,197        1,012,840
                                  Machinery and equipment                   5,227,067        5,325,917
                                  Rental equipment                             73,539           39,240
                                  Construction in progress                     72,632          562,092
                                  -----------------------------------------------------------------------

                                                                            7,754,876        7,508,749
                                  Less:  accumulated depreciation           5,146,731        5,059,183
                                  -----------------------------------------------------------------------

                                                                          $ 2,608,145      $ 2,449,566
                                  -----------------------------------------------------------------------

                                   At  December  31,  1999,  the  Company had an
                                   engineering  building in  progress,  which is
                                   expected to be completed in 2000. The cost to
                                   complete   the   engineering    building   is
                                   estimated to be $62,100.

2.      Notes Payable              Notes payable consist of the following:
                                  December 31,                                                      1999               1998
                                  --------------------------------------------------------------------------------------------

                                  Note payable to individual,  maturing December
                                    2001;  with  monthly  payments  of $1,003 of
                                    principal and interest, interest
                                    at 12%; collateralized by certain  vehicles.             $    21,317       $          -

                                    Note  payable to First  International  Bank,
                                    maturing June 2021; with monthly payments of
                                    $37,087 of principal and interest,  interest
                                    at prime  plus  1.5%  (10% at  December  31,
                                    1999); collateralized by
                                    principally all assets of the Company.                     3,906,716          3,979,245




                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------

2.      Notes Payable              December 31,                                                     1999              1998
        (continued)                -------------------------------------------------------------------------------------------

                                 Note  payable  to  First   International  Bank,
                                   maturing   January  1,  2005;   with  monthly
                                   payments of $10,658 of principal and interest
                                   at prime plus 1.75%  (10.25% at December  31,
                                   1999); collateralized by blanket lien on
                                   company assets.                                           $   500,000    $
                                                                                                                         -

                                 Line of credit with First  International  Bank,
                                   maturing  May  1,  2000;   interest   payable
                                   monthly  at prime  plus 1% (9.5% at  December
                                   31, 1999); collateralized by accounts
                                   receivable and inventory.                                           -           425,000

                                 Installment   notes  and   capitalized   leases
                                   collateralized   by  certain   machinery  and
                                   equipment    maturing   at   various   dates,
                                   primarily August 2001 through October 2003,
                                   with interest at 7.25% through 8.25%.                         130,636           169,520

                                 Unsecured note payable due on demand, with
                                   interest at 14%.                                               20,000            20,000
                                 ---------------------------------------------------------------------------------------------

                                                                                               4,578,669         4,593,765
                                 Less current maturities                                         228,025           573,104
                                 ---------------------------------------------------------------------------------------------

                                                                                             $ 4,350,644       $ 4,020,661
                                 =============================================================================================

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


2.      Notes Payable              During   1998,   the   Company   restructured
        (continued)                substantially   all  its  debt   with   First
                                   International  Bank.  The Company  obtained a
                                   $4,000,000  twenty-three  year  term  note at
                                   prime plus 1.5% and paid off existing debt at
                                   that time of  approximately  $3,000,000.  The
                                   remaining  proceeds  are being used for plant
                                   expansion and the purchase of equipment.  The
                                   loan  is  guaranteed  in  part  by  the  U.S.
                                   Department of  Agriculture  Rural  Business -
                                   Cooperative  Services.  The  Company was also
                                   granted  a  $500,000  line of  credit  and an
                                   additional   $500,000  term  note.  The  loan
                                   agreement   includes   certain    restrictive
                                   covenants,   which  require  the  Company  to
                                   maintain minimum levels of tangible net worth and limits total outstanding indebtedness.
                                   The Company was in compliance with these restrictive covenants at December 31, 1999.

                                   The $500,000 line of credit is due contractually within the next fiscal year. Management has shown the ability to refinance and/or extend its debt in prior years, and has agreed with the bank to extend this debt as it becomes due in May 2000. There were no outstanding borrowings on the line of credit at December 31, 1999.

                                   The   aggregate   amounts  of  notes  payable
                                   maturing in each of the next five years and thereafter are as follows:

                                   Year Ending December 31,              Amount
                                   ---------------------------------------------

                                                 2000                $  228,025
                                                 2001                   207,804
                                                 2002                   197,972
                                                 2003                   214,675
                                                 2004                   219,217
                                              Thereafter              3,510,976
                                   ---------------------------------------------

                                                                     $4,578,669
                                   ---------------------------------------------

3.      Related Party              The Company  currently  leases  three and one
        Transactions               half acres of its Midland,  Virginia property
                                   from  its  President,   on  a  month-to-month
                                   basis, as additional storage space for the Company's finished work product. The lease agreement calls for minimum annual rent of $6,000.

                                   Notes payable - related parties are unsecured, with no specified maturity date (but no earlier than January 1, 2001) and bear interest at 10%. Total interest expense related to these notes was $8,500 and $10,500 for the years ended December 31, 1999 and 1998, respectively.

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


3.      Related Party              The Company has an unsecured note  receivable
        Transactions               from its President  and majority  stockholder
        (continued)                with a seven- year term  bearing  interest at
                                   6%.  The  terms of the note  call for  annual
                                   principal  and interest  payments of $45,948,
                                   beginning   on   December   31,   1998,   and
                                   continuing through maturity. During 1999, the note was increased by $20,776 for additional borrowings. Total interest income on this note was approximately $39,000 and $37,600 for the years ended December 31, 1999 and 1998, respectively.

                                   As of December 31, 1999 and 1998, the Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $162,000 and $148,000, respectively. Borrowings of approximately $134,000 and $117,000 were outstanding against the cash surrender value at December 31, 1999 and 1998.

4.      Income Taxes               There was no  provision  for income  taxes in
                                   1999 or 1998 due to the existence of net operating losses.

                                   The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

                                 Year Ended December 31,                          1999                         1998
                                 ----------------------------------------------------------------------------------------------

                                                                           Amount       Percent         Amount       Percent
                                 ----------------------------------------------------------------------------------------------

                                 Income taxes at statutory rate            $ 14,000        34%          $(273,000)     (34)%
                                 Increase (decrease) in taxes
                                    resulting from:
                                      Increase in valuation
                                        allowance                                 -         -             261,000       30
                                      Other                                 (14,000)       34              12,000        4
                                 ----------------------------------------------------------------------------------------------

                                                                           $      -         -%          $       -        -%
                                 ==============================================================================================

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


4.      Income Taxes               Deferred tax assets (liabilities) are as follows:
        (continued)
                                   December 31,                                   1999              1998
                                  -------------------------------------------------------------------------

                                  Depreciation                             $   (80,000)    $     (44,600)
                                  Provision for doubtful accounts              129,000           102,000
                                  Vacation accrued                              34,000            41,000
                                  Deferred income                                9,000             9,000
                                  Operating loss carryforwards               1,106,000         1,176,000
                                  -------------------------------------------------------------------------

                                  Net deferred tax asset                     1,198,000         1,283,400
                                  Deferred tax asset valuation allowance    (1,198,000)       (1,283,400)
                                  -------------------------------------------------------------------------

                                                                           $         -     $           -
                                  =========================================================================

                                   At December 31, 1999, the Company had approximately $2,765,000 of net operating loss carryforwards with expiration dates through December 31, 2018.

5.      Employee Benefit           The Company has a 401(k) retirement plan (the
        Plans                      "Plan") covering substantially all employees.
                                   Participants  may  contribute  up to  10%  of
                                   their  compensation  to the Plan. The Company
                                   contributes   25%   of   the    participant's
                                   contribution,  up to 1% of the  participant's
                                   compensation,  as  a  matching  contribution.
                                   Total   contributions  for  the  years  ended
                                   December  31, 1999 and 1998 were  $13,631 and
                                   $6,465, respectively.

                                   The Company has a profit sharing plan which provides for employee bonuses based upon the Company's results of operations. No payments were made during the years ended December 31, 1999 and 1998.

6.      Commitments                a)    The Company has an employment agreement
        and                              with its President  which  provides for
        Contingencies                    an annual salary of up to $175,000. The
                                         term of the agreement  expires December
                                         31,    2000,    and    is    thereafter
                                         automatically  renewed  for  successive
                                         one year periods, unless written notice
                                         for non-renewal is given. The President
                                         is also  entitled  to receive  benefits
                                         offered   to   the   Company's    other
                                         employees,    and   certain   severance
                                         benefits if the Company  terminates the
                                         employment  agreement without cause. In
                                         addition,   the  employment   agreement
                                         precludes the President from disclosing
                                         confidential   information   and   from
                                         competing  with the Company during each
                                         year of his employment and for at least
                                         one year thereafter.

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


6.      Commitments                b)    On  August  5,   1994,   the  Board  of
        and                              Directors  and   Stockholders   of  the
        Contingencies                    Company  adopted the 1994 Stock  Option
        (continued)                      Plan (the "1994 Plan") which allows the
                                         Company to grant  options to employees,
                                         officers,  directors and consultants to
                                         purchase shares of the Company's Common
                                         Stock.  Options  granted under the plan
                                         may be either  Incentive  Stock Options
                                         or    Non-Qualified    Stock   Options.
                                         Incentive  Stock Options may be granted
                                         only to employees of the Company, while
                                         Non-qualified  options may be issued to
                                         non-employee  directors,   consultants,
                                         and others,  as well as to employees of
                                         the  Company.   The  maximum  aggregate
                                         number of shares  which may be  granted
                                         shall not exceed  280,000 shares of the
                                         Company's  Common Stock.  The following
                                         tables  summarize  activity of the Plan
                                         and the stock  options  outstanding  at
                                         December 31, 1999:

                                                                                     Weighted
                                                                                      Average                      Vested
                                                                                     Exercise       Options          and
                                                                                       Price      Outstanding    Exercisable
                                   -------------------------------------------------------------------------------------------

                                 Balance, December 31, 1997                            $1.96        54,450         31,483
                                 Granted                                                1.00        61,975              -
                                 Forfeited                                              1.00        (5,000)        (1,333)
                                 Vested                                                 -                -         10,149
                                 ---------------------------------------------------------------------------------------------

                                 Balance, December 31, 1998                             1.47       111,425         40,299
                                 Granted                                                 .56        88,000              -
                                 Forfeited                                              1.00       (13,150)        (4,182)
                                 Vested                                                 -                -         27,403
                                 ---------------------------------------------------------------------------------------------

                                 Balance, December 31, 1999                            $1.07       186,275         63,520
                                 =============================================================================================
                                                                     Options Outstanding               Options Exercisible
                                                           ----------------------------------------- -------------------------
                                                                             Weighted Average
                                                            Number of      Remaining Contractual              Number
                                 Exercise Prices              Shares           Life (Years)                 of Shares
                                 ---------------------------------------------------------------------------------------------

                                 $0.56                          88,000               8                               -
                                 $1.00                          78,275               6.7                        43,520
                                 $3.50                          20,000               6.5                        20,000
                                 ---------------------------------------------------------------------------------------------

                                                               186,275               7.3                        63,520
                                 =============================================================================================

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


6.      Commitments                The   Company  has   adopted   Statement   of
        and Contingencies          Financial   Accounting   Standards  No.  123,
        (continued)                Accounting   for   Stock-Based   Compensation
                                   ("SFAS    123").    SFAS   123    establishes
                                   alternative   methods   of   accounting   and
                                   disclosure    for    employee     stock-based
                                   compensation  arrangements.  The  Company has
                                   elected to use the intrinsic  value method of
                                   accounting   as   prescribed   by  Accounting
                                   Principles  Board Opinion No. 25,  Accounting
                                   for Stock  Issued to  Employees,  and related
                                   Interpretations, for stock options granted to
                                   the Company's employees. This method does not
                                   result  in the  recognition  of  compensation
                                   expense  when  employee   stock  options  are
                                   granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

                                         If the  provisions of SFAS 123 had been
                                         adopted,  the  effect  on 1999 and 1998
                                         earnings  (loss)  would  have  been  as
                                         follows:

                                                                                              1999           1998
                                        ----------------------------------------------------------------------------
                                        Net earnings (loss):
                                           Reported                                        $42,275      $(783,883)
                                           Proforma                                         10,595       (816,010)
                                        Basic and  diluted  earnings  (loss) per share:
                                           Reported                                          $.014          $(.26)
                                           Proforma                                           .003           (.27)

                                         For purposes of computing  the proforma
                                         amounts indicated above, the fair value
                                         of each  option on the date of grant is
                                         estimated   using   the   Black-Scholes
                                         option pricing model with the following
                                         assumptions:    no   dividend    yield,
                                         expected  volatility of 50%,  risk-free
                                         interest rate of 6.43% (5.27% for 1998)
                                         and  expected  lives  of  five  to  six
                                         years. Substantially all options become
                                         vested and  exercisable  evenly  over a
                                         five year period.  The weighted average
                                         fair  value of options  granted  during
                                         the years ended  December  31, 1999 and
                                         1998 was $.36 and $.52, respectively.

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


6.      Commitments                c)    In  1999,  the  Company,   through  the
        and Contingencies                general  contractor,  filed claims,  in
        (continued)                      the amount of approximately  $1,100,000
                                         for damages and cost overruns  incurred
                                         as a result of  engineering  and design
                                         flaws  on  a  project  to   renovate  a
                                         building    at    Rutgers    University
                                         ("Rutgers").  Specifically,  after  the
                                         Company  commenced the Rutgers project,
                                         the  Company  found  that the  original
                                         structure    was    not    structurally
                                         sufficient  to  support  the  panels as
                                         originally designed.  The cost overruns
                                         relate    to    re-designing    panels,
                                         producing  panels with additional steel
                                         reinforcement,   and  erection  of  the
                                         panels on the  structure.  The  general
                                         contractor   filed  suit   against  the
                                         Company,  Rutgers, and the architect on
                                         the  project,  for  damages.  While the
                                         actual   damages  were  not  specified,
                                         based upon the  pleadings,  the general
                                         contractor  is  seeking  in  excess  of
                                         $700,000 in damages  from the  Company.
                                         The Company filed a countersuit against
                                         the general  contractor  for damages in
                                         excess of $1,100,000.  The Company also
                                         filed suit against Skylift Corporation,
                                         the Company's subcontractor,  initially
                                         responsible    for    installation   of
                                         construction  panels,  for  damages  in
                                         excess of  $1,000,000.  The Company has
                                         approximately   $950,000   due  to  the
                                         general contractor  included in accrued
                                         expenses at December 31, 1999.

                                         The  Company's   outside   counsel  has
                                         provided  the  Company  with an opinion
                                         that a legal  basis  exists for a claim
                                         against  the  general   contractor  and
                                         Rutgers.   All   conditions  for  claim
                                         recognition have been satisfied, and as
                                         of   December   31,   1999  and   1998,
                                         approximately  $497,000 and $400,000 of
                                         the potential $1,200,000 contract claim
                                         is   included    in   trade    accounts
                                         receivable,   as   such   amounts   are
                                         probable  (subject to negotiations  and
                                         legal    proceedings).    The   Company
                                         believes    that,    based   on   prior
                                         experience  in  claims  settlement,  it
                                         will  ultimately  collect the  recorded
                                         claim receivable.

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

                                                  Smith-Midland Corporation
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
                                                                (continued)

--------------------------------------------------------------------------------


6.      Commitments                      All  conditions  for claim  recognition
        and Contingencies                were   satisfied,   and   approximately
        (continued)                      $270,000 of the total  contract  claims
                                         were   included   in   trade   accounts
                                         receivable,   as  such   amounts   were
                                         probable,  at December  31,  1998.  The
                                         Company  settled  two of  these  claims
                                         during 1999 and collected approximately
                                         $186,000.   The   balance  due  on  one
                                         remaining   claim  in  the   amount  of
                                         $76,500   is  fully   reserved   as  of
                                         December 31, 1999.

                                   e) In late 1998, the Company filed suit in the circuit court of Lake County, Illinois against Trapani Construction Company ("Trapani") & L. J. Sheridan & Company, as agent for the owner, for the enforcement of a mechanic's lien and the recovery of approximately $120,000 representing the balance due on a contract entered into by the Company to manufacture and install Slenderwall Panels at the Hawthorn Place Medical Center II in Libertyville, Illinois. Work on that building has been completed, approved and accepted by Trapani and the owner. Trapani withheld payment on this project because the Company refused to proceed with a renovation project to reclad Medical Center I, a second building at the same site which was part of the original contract, without a change order to cover incremental costs anticipated as a result of alleged inaccurate specifications
                                         supplied  by   Trapani.   The  suit  is
                                         currently  in  discovery.  The  Company
                                         believes  that it can collect a portion
                                         of the  balance  due,  and  established
                                         reserves  of  approximately  $80,000 on
                                         the claim.

                                   f) On March 2, 1999, the Company received notification from the NASDAQ SmallCap Market ("NASDAQ") that the Company had failed to meet certain market criteria, and might be subject to delisting if compliance could not be achieved. Specifically, the Company's Common Stock had fallen below the minimum standard of $1.00 per share. According to NASDAQ, the Company's Common Stock must trade above $1.00 per share for at least ten consecutive days within the 90 day period ended June 2, 1999 to comply with the minimum bid price requirement. In addition, the Company was not in compliance with the Net Tangible Asset requirement of $2,000,000. Due to the Company's noncompliance, in October 1999, trading of the Company's common stock was transferred to the OTC Bulletin Board.