Form 10QSB
period 2000-03-31
SMITH MIDLAND CORP
filed 2000-05-19
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Filed Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
        March  31, 2000                                            1-13752
---------------------------------                                  -------



                            SMITH-MIDLAND CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



                 Delaware                                       54-1727060
-----------------------------------------                       ----------
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


         As of May 15, 2000, the Company had outstanding 3,050,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                    Consolidated Balance Sheets;                            1
                    March 31, 2000 (Unaudited);
                    and December 31, 1999 (Audited)

                    Consolidated Statements of Operations                   2
                    (Unaudited); Three months ended
                    March 31, 2000  and 1999

                    Consolidated Statements of Cash Flows                   3
                    (Unaudited); Three months ended
                    March 31, 2000 and 1999

                    Notes to Consolidated Financial Statements (Unaudited)  4

         Item 2. Management's Discussion and Analysis or Plan of Operation  7


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         11

         Item 2.  Changes in Securities and Use of Proceeds                 11

         Item 3.  Defaults Upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote of Security Holders       11

         Item 5. Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                          11

         Signatures                                                         12


                         PART I - Financial Information
Item 1.  Financial Statements
         --------------------
                               SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                               (Unaudited)
                                                                     March 31,              December 31,
         Assets                                                        2000                     1999
                                                                   -----------              -----------
Current assets:
   Cash and cash equivalents                                       $   719,032              $   374,190
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $316,127 and $323,474                                         3,444,092                3,557,938
     Trade - unbilled                                                   31,610                  123,332
   Inventories:
     Raw materials                                                     436,098                  493,979
     Finished goods                                                  1,112,729                1,013,958
   Prepaid expenses and other assets                                    57,135                   46,656
                                                                   -----------              -----------
Total current assets                                                 5,800,696                5,610,053
                                                                   -----------              -----------

Property and equipment, net                                          2,595,030                2,608,145
                                                                   -----------              -----------

Other assets:
   Note receivable, officer                                            638,347                  638,347
   Other                                                               314,345                  317,845
                                                                   -----------              -----------
         Total other assets                                            952,692                  956,192
                                                                   -----------              -----------
       Total Assets                                                $ 9,348,418              $ 9,174,390
                                                                   ===========              ===========

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                             $   751,322              $   228,025
   Accounts payable -- trade                                         1,442,204                1,690,853
   Accrued expenses and other liabilities                            1,386,102                1,324,021
   Customer deposits                                                   211,116                  172,914
                                                                   -----------              -----------
     Total current liabilities                                       3,790,744                3,415,813
Notes payable -- less current maturities                             4,298,296                4,350,644
Notes payable -- related parties                                        94,532                   96,875
                                                                   -----------              -----------
     Total Liabilities                                               8,183,572                7,863,332
                                                                   -----------              -----------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                     --                       --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     issued and outstanding 3,050,798 and 3,044,798                     30,917                   30,857
   Additional capital                                                3,453,222                3,450,085
   Treasury Stock                                                     (102,300)                (102,300)
    Retained earnings (deficit)                                     (2,216,993)              (2,067,584)
                                                                   -----------              -----------
     Total Stockholders' Equity                                      1,164,846                1,311,058
                                                                   -----------              -----------
       Total Liabilities and Stockholders'  Equity                 $ 9,348,418              $ 9,174,390
                                                                   ===========              ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                         SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Operations
                                         (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                           2000                    1999
                                                       -----------              -----------
Revenue                                                $ 2,474,448              $ 3,458,524

Cost of goods sold                                       1,913,637                2,735,426
                                                       -----------              -----------

Gross profit                                               560,811                  723,098
                                                       -----------              -----------


Operating expenses:
     General and administrative expenses                   602,094                  482,158
     Selling expenses                                       97,037                  159,775
                                                       -----------              -----------

     Total operating expenses                              699,131                  641,933
                                                       -----------              -----------

Operating income (loss)                                   (138,320)                  81,165
                                                       -----------              -----------

Other income (expense):
     Royalties                                              79,888                   50,569
     Interest expense                                     (136,125)                (118,572)
     Interest income                                        14,153                   19,525
     Other                                                  30,998                   (4,566)
                                                       -----------              -----------


         Total other income (expense)                      (11,086)                 (53,044)
                                                       -----------              -----------

Income (loss) before income taxes                         (149,406)                  28,121
Income tax expense                                            --                       --
                                                       -----------              -----------

         Net income                                    $  (149,406)             $    28,121
                                                       ===========              ===========

Basic and diluted income per share                     $      (.05)             $       .01
                                                       ===========              ===========

Weighted average common shares outstanding               3,050,798                3,044,798
                                                       ===========              ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                         2000                     1999
                                                                     -----------              -----------
Cash flows from operating activities:
     Cash received from customers                                    $ 2,798,106              $ 3,465,891
     Cash paid to suppliers and employees                             (2,756,188)              (3,460,336)
     Interest paid                                                      (136,125)                (118,572)
     Other                                                                45,151                    4,571
                                                                     -----------              -----------

       Net cash (absorbed) by operating activities                       (49,056)                (108,446)
                                                                     -----------              -----------

Cash flows from investing activities:
     Purchases of property and equipment                                 (78,297)                (352,855)
     (Increase) decrease in officer note receivable                         --                       --
                                                                     -----------              -----------
       Net cash absorbed by investing activities                         (78,297)                (352,855)
                                                                     -----------              -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                       515,211                   75,000
     Repayments of borrowings - related party                             (2,343)                  (3,258)
     Repayments of bank borrowings                                       (44,263)                 (22,430)
     Proceeds from issuance of common stock, net                           3,590                     --
                                                                     -----------              -----------
       Net cash provided by financing activities                         472,195                   49,312
                                                                     -----------              -----------

Decrease in cash - restricted                                               --                    387,462
                                                                     -----------              -----------
Net increase (decrease) in cash and cash equivalents                     344,842                  (24,527)

Cash and cash equivalents at beginning of period                         374,190                  207,661
                                                                     -----------              -----------

Cash and cash equivalents at end of period                           $   719,032              $   183,134
                                                                     ===========              ===========

Reconciliation of net income (loss) to net cash provided
         (absorbed) by operating activities:

Net income (loss)                                                    $  (149,406)             $    28,121
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                      91,017                   79,712
       Decrease (increase) in other assets                                 3,500                  (21,664)
       Decrease (increase) in:
         Accounts receivable - billed                                    113,846                    5,119
         Accounts receivable - unbilled                                   91,722                  (48,616)
         Inventories                                                     (40,890)                (136,474)
         Prepaid expenses and other assets                               (10,479)                 (43,381)
       Increase (decrease) in:
         Accounts payable - trade                                       (248,649)                  74,771
         Accrued expenses and other liabilities                           62,081                  (46,329)
         Customer deposits                                                38,202                      215
                                                                     -----------              -----------

Net cash provided (absorbed) by operating activities                 $   (49,056)             $  (108,446)
                                                                     ===========              ===========


          The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month periods ended March 31, 2000 and 1999.

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

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2000 presentation.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                   Years
                                                                   -----

       Buildings.................................................  10-33
       Trucks and automotive equipment...........................   3-10
       Shop machinery and equipment..............................   3-10
       Land improvements.........................................  10-30
       Office equipment..........................................   3-10


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

     No provision for income taxes has been made for the three-month periods ended March 31, 2000 and 1999 as the Company does not expect to incur income tax expense for fiscal year 2000 and did not incur income tax expense in fiscal year 1999.

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

Net Income (Loss) Per Share

     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At March 31, 2000, there was no material dilutive effect on income per share.

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------


General

     The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J HooksTM Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In
addition,   the  Company  produces   utility  vaults,   farm  products  such  as
cattleguards and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

         In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which was completed in October 1999, involved the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns to the Company for the project are approximately $1.6 million and estimates that the total loss on the job before recovery on any claims by the Company is approximately $1.45 million, which has been booked in its entirety as of December 31, 1999. In 1999, the general contractor filed claims on the Company's behalf in the amount of $1.1 million. As of March 31, 2000, $497,000 of the contract claim has been included in accounts receivable. The Company is currently involved in litigation over this matter, and there can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim. The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2000 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2000. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended March 31, 2000 compared to the three months ended March 31, 1999

     For the three months ended March 31, 2000, the Company had total revenue of $2,474,448 compared to total revenue of $3,458,524 for the three months ended March 31, 1999, a decrease of $984,076 or 28%. Total product sales were $2,211,166 for the three months ended March 31, 2000 compared to $2,669,489 for the same period in 1999, a decrease of $458,323 or 17%. Shipping and installation revenue was $263,282 for the three months ended March 31, 2000 and $789,035 for the same period in 1999, a decrease of $525,753, or 67%. The reduction in revenue for the period ending March 31, 2000 was attributable to a lower volume of sales in most product categories, as well as a decrease in the sales of products requiring installation, such as Slenderwall(TM) construction panels and Easi-Set precast transportable buildings. In addition, in 1999 the company had a number of larger project contracts, such as Bradley Hall, which it did not have in 2000.

     Total cost of goods sold for the three months ended March 31, 2000 was $1,913,637, a decrease of $821,789, or 30% from $2,735,426 for the three months ended March 31, 1999. The decrease was a result of the reduction in revenue. Total cost of goods sold, as a percentage of total revenue, decreased to 77% for the three months ended March 31, 2000, from 79% for the three months ended March 31, 1999. The cost of products sold averaged 73% in 2000 compared to 77% in 1999; however this decrease was offset in part by the cost of shipping and installation services which exceeded shipping and installation revenue in the 2000 period by $40,802, primarily due to the low volume.

     For the three months ended March 31, 2000, the Company's general and administrative expenses increased $119,936, or 25%, to $602,094 from $482,158 during the same period in 1999 The majority of the decrease was attributed to two factors. The first was higher personnel costs, including fringe benefits and recruitment expense, and the second was higher insurance costs.

     Sales and marketing expenses for the three months ended March 31, 2000 decreased $62,738 to $97,037 from $159,775 for the three months ended March 31, 1999, primarily as a result of reductions in staff with the related reduction in salaries and fringe benefits.

     The Company's operating loss for the three months ended March 31, 2000 was $(138,320), compared to operating income of $81,165 for the three months ended March 31, 1999, a decrease of $219,485. The operating income reduction resulted from a 22% decrease in gross profit combined with a 9% increase in operating expenses.

     Royalty income totaled $79,888 for the three months ended March 31, 2000, compared to $50,569 for the same three months in 1999. The increase of $29,319, or 58%, was due to a higher volume of product sales by licensees.

       Interest expense was $136,125 for the three months ended March 31, 2000, compared to $118,572 for the three months ended March 31, 1999. The increase of $17,553, or 15%, was due to the higher level of total debt at March 31, 2000 compared March 31, 1999 and slightly higher interest rates in the current quarter.

     The net loss was $149,406 for the three months ended March 31, 2000, compared to net income of $28,121 for the same period in 1999. Net loss per share for the 2000 three month period was $0.05 compared to net income per share of $0.01 for the three months ended March 31, 1999.


Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $5,144,150 of indebtedness at March 31, 2000, of which $751,322 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime was extended in May 2000, and now has a maturity date of July 1, 2000. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

     Capital spending decreased to $78,297 in the quarter ended March 31, 2000 from $352,855 in the comparable period of the prior year, primarily for the completion of a 16,000 square foot plant addition to its facility in Midland, Virginia. This plant addition was financed primarily with restricted funds received in 1998 as part of the $4,000,000 FIB loan as mentioned above. Planned capital expenditures for 2000 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 2000.

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

Other Comments

     The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. However, as of May 19, 2000, the Company's backlog was approximately $4.7 million, of which $2.4 million represents firm contracts for Slenderwall(TM) and architectural pre-cast concrete products, versus a backlog of $4.8 million and $600,000 in firm contracts for Slenderwall(TM) and architectual precast concrete products for the comparable period in 1999. The majority of the projects relating to this backlog as of May 19, 2000 are contracted to be constructed in 2000.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - Other Information


Item 1.  Legal Proceedings.  None
         -----------------


Item 2.  Changes in Securities and Use of Proceeds.  None
         ------------------------------------------


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

                            SMITH-MIDLAND CORPORATION




Date: May 19, 2000                        By: /s/ Rodney I. Smith
                                          -----------------------
                                          Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: May 19, 2000                        By: /s/ Robert E. Albrecht, Jr.
                                          -------------------------------
                                          Robert E. Albrecht, Jr.
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)