Form 10QSB
period 2000-06-30
SMITH MIDLAND CORP
filed 2000-08-18
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                        Commission File Number
        June 30, 2000                                        1-13752
------------------------------                        ----------------------



                            SMITH-MIDLAND CORPORATION
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)



         Delaware                                        54-1727060
------------------------                       --------------------------
(State of Incorporation)                       (I.R.S. Employer I.D. No.)


                 Route 28, P.O. Box 300, Midland, Virginia 22728
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (540) 439-3266
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                              -----             -----


     As of August 10, 2000, the Company had outstanding 3,050,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

     Item 1.   Financial Statements

               Consolidated Balance Sheets (Unaudited);                   3
               June 30, 2000 and December 31, 1999

               Consolidated Statements of Operations                      4
               (Unaudited); Three months ended
               June 30, 2000  and 1999

               Consolidated Statements of Operations                      5
               (Unaudited); Six months ended
               June 30, 2000  and 1999

               Consolidated Statements of Cash Flows                      6
               (Unaudited); Six months ended
               June 30, 2000 and 1999

               Notes to Consolidated Financial Statements (Unaudited)     7

     Item 2. Management's Discussion and Analysis of Financial            10
          Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                          15

     Item 2.   Changes in Securities and Use of Proceeds                  15

     Item 3.   Defaults Upon Senior Securities                            15

     Item 4.   Submission of Matters to a Vote of Security Holders        15

     Item 5. Other Information                                            15

     Item 6.   Exhibits and Reports on Form 8-K                           15

     Signatures                                                           16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JUNE 30,              DECEMBER 31,
       ASSETS                                                       2000                   1999
       ------                                                   -----------             ------------

Current assets:
  Cash and cash equivalents                                     $ 1,025,811              $  374,190
  Accounts receivable:
  Trade - billed, less allowances for doubtful accounts of
    $280,019 and $323,474                                         3,847,169               3,557,938
  Trade - unbilled                                                  (62,642)                123,332

Inventories:
  Raw materials                                                     524,554                 493,979
  Finished goods                                                  1,260,443               1,013,958
Prepaid expenses and other assets                                    99,438                  46,656
                                                                ------------             -----------
Total current assets                                              6,694,773               5,610,053
                                                                ------------             -----------
Property and equipment, net                                       2,629,420               2,608,145
                                                                ------------             -----------

Other assets:
  Note receivable, officer                                          638,347                 638,347
  Other                                                             324,057                 317,845
                                                                ------------             -----------
Total other assets                                              $   962,404              $  956,192
                                                                ------------             -----------
 TOTAL ASSETS                                                   $10,286,597              $9,174,390
                                                                ============             ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Current maturities of notes payable                           $   760,256              $  228,025
  Accounts payable - trade                                        1,533,002               1,690,853
  Accrued expenses and other liabilities                          1,592,203               1,324,021
  Customer deposits                                                 657,216                 172,914
                                                                ------------             -----------
Total current liabilities                                         4,542,677               3,415,813
Notes payable - less current maturities                           4,277,934               4,350,644
Notes payable - related parties                                      92,126                  96,875
                                                                ------------             -----------
  TOTAL LIABILITIES                                               8,912,737               7,863,332
                                                                ------------             -----------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000 shares,
    none outstanding                                                     --                      --
  Common stock, $.01 par value; authorized 8,000,000 shares, issued 3,091,718 and 3,085,718 shares,
    outstanding, 3,050,798 and 3,044,798 shares                      30,917                  30,857
  Additional capital                                              3,453,222               3,450,085
  Treasury Stock                                                   (102,300)               (102,300)
  Retained earnings (deficit)                                    (2,007,979)             (2,067,584)
                                                                ------------             -----------
TOTAL STOCKHOLDERS' EQUITY                                        1,373,860               1,311,058
                                                                ------------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,286,597              $9,174,390
                                                                ============             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            2000                     1999
                                                        ------------             ------------

Revenue                                                 $3,780,164               $4,322,912

Cost of goods sold                                       2,916,570                3,460,733
                                                        -----------              -----------

Gross profit                                               863,594                  862,179
                                                        -----------              -----------
Operating expenses:
  General and administrative expenses                      619,315                  533,022
  Selling expenses                                          93,185                  120,950
                                                        -----------              -----------

  Total operating expenses                                 712,500                  653,972
                                                        -----------              -----------

Operating income                                           151,094                  208,207
                                                        -----------              -----------

Other income (expense):
  Royalties                                                102,404                  57,920
  Interest expense                                        (140,987)               (134,817)
  Interest income                                           21,223                   4,541
  Other                                                     75,277                  43,788
                                                        -----------              ----------

     Total other income (expense)                           57,917                 (28,568)
                                                        -----------              ----------

Income (loss) before income taxes                          209,011                 179,639
Income tax expense (benefit)                                 --                       --
                                                        -----------              ----------

     Net income (loss)                                  $  209,011               $ 179,639
                                                        ===========              ==========

Basic and diluted earnings per share                    $      .07               $     .06
                                                        ===========              ==========

Weighted average common shares outstanding               3,050,798                3,044,798
                                                        ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            2000                     1999
                                                        ------------             ------------

Revenue                                                 $6,254,612               $7,781,436

Cost of goods sold                                       4,830,207                6,196,159
                                                        -----------              -----------

Gross profit                                             1,424,405                1,585,277
                                                        -----------              -----------

Operating expenses:
  General and administrative expenses                    1,221,409                1,015,180
  Selling expenses                                         190,221                  280,725
                                                        -----------              -----------

  Total operating expenses                               1,411,630                1,295,905
                                                        -----------              -----------

Operating income                                            12,775                  289,372
                                                        -----------              -----------

Other income (expense):
  Royalties                                                182,292                  108,489
  Interest expense                                        (277,112)                (253,389)
  Interest income                                           35,376                   24,066
  Other                                                    106,276                   39,222
                                                        -----------              -----------

     Total other income (expense)                           46,832                  (81,612)
                                                        -----------              -----------

Income before income taxes                                  59,607                  207,760

Income tax expense (benefit)                                    --                       --
                                                        -----------              -----------

     Net income                                         $   59,607               $  207,760
                                                        ===========              ===========

Basic and diluted earnings per share                    $      .02               $      .07
                                                        ===========              ===========

Weighted average common shares outstanding               3,049,578                3,044,798
                                                        ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            2000                     1999
                                                        ------------             ------------
Cash flows from operating activities:
  Cash received from customers                          $ 6,817,949               $ 7,358,116
  Cash paid to suppliers and employees                   (6,285,218)               (7,019,557)
  Interest paid                                            (277,112)                 (253,389)
  Other                                                     141,653                    42,512
                                                        ------------              ------------
Net cash provided (absorbed) by operating activities        397,272                   127,682
                                                        ------------              ------------

Cash flows from investing activities:
  Purchases of property and equipment                      (204,013)                 (403,948)
  Decrease (increase) in officer note receivable               --                        --
  Increase in related party receivables                        --                      (3,258)
                                                        ------------              ------------
Net cash absorbed by investing activities                  (204,013)                 (407,206)
                                                        ------------              ------------

Cash flows from financing activities:
  Proceeds from bank borrowings                             551,900                    75,000
  Repayments of bank borrowings-related party                (4,749)                      --
  Repayments of bank borrowings                             (92,379)                  (38,151)
  Proceeds from issuance of common stock, net                 3,590                       --
                                                        ------------              ------------
Net cash provided by financing activities                   458,362                    36,849
                                                        ------------              ------------

Decrease (increase) in cash - restricted                       --                     387,462

Net increase (decrease) in cash and cash equivalents        651,621                   144,787

Cash and cash equivalents at beginning of period            374,190                   207,661
                                                        ------------              ------------
Cash and cash equivalents at end of period              $ 1,025,811               $   352,448
                                                        ============              ============

Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities:

Net income                                              $    59,607               $   207,760
Adjustments to reconcile net income to net cash
  provided  (absorbed) by operating activities:
   Depreciation and amortization                            184,657                   160,467
   Increase in other assets                                  (8,527)                 (162,350)
   Decrease (increase) in:
     Accounts receivable - billed                          (289,231)                 (258,034)
     Accounts receivable - unbilled                         185,974                  (220,933)
     Inventories                                           (277,060)                   13,308
     Prepaid expenses and other assets                      (52,782)                   (2,045)
   Increase (decrease) in:
     Accounts payable trade                                (157,851)                  149,989
     Accrued expenses and other liabilities                 268,183                   292,362
     Customer deposits                                      484,302                   (52,842)
                                                        ------------              ------------
Net cash provided (absorbed) by operating activities    $   397,272               $   127,682
                                                        ============              ============

The accompanying notes are an integral part of these consolidated financial statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

BASIS OF PRESENTATION

     As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10- KSB for the year ended December 31, 1999.

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and six-month periods ended June 30, 2000 and 1999.

     The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

PRINCIPLES OF CONSOLIDATION

     The Company's accompanying consolidated financial statements include the accounts of Smith- Midland Corporation, a Delaware corporation, and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                Years
                                                                -----

   Buildings . . . . . . . . . . . . . . . . . . . . . . . .   10-33
   Trucks and automotive equipment . . . . . . . . . . . . .    3-10
   Shop machinery and equipment. . . . . . . . . . . . . . .    3-10
   Land improvements . . . . . . . . . . . . . . . . . . . .   10-30
   Office equipment. . . . . . . . . . . . . . . . . . . . .    3-10

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

     No provision for income taxes has been made for the three- and six-month periods ended June 30, 2000 and 1999, as the Company does not expect to incur income tax expense for 2000 and did not incur income tax expense during 1999.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At June 30, 2000 there was no material dilutive effect on earnings (loss) per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J HooksTM Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a soundwall barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces custom order precast concrete products, with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, and farm products such as cattleguards and water and feed troughs.


     In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which was completed in October 1999, involved the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns to the Company for the project are approximately $1.6 million and estimates that the total loss on the job before recovery on any claims by the Company is approximately $1.45 million, which has been booked in its entirety as of December 31, 1999. In 1999, the general contractor filed claims on the Company's behalf in the amount of $1.1 million. As of June 30, 2000, $497,000 of the contract claim has been included in accounts receivable. The Company is currently involved in litigation over this matter, and there can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim. The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2000. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

     For the three months ended June 30, 2000, the Company had total revenue of $3,780,164 compared to total revenue of $4,322,912 for the three months ended June 30, 1999, a decrease of $542,748, or 13%. The Company had lower product sales of $2,843,961 for the three months ended June 30, 2000 compared to $3,419,718 for the same period in 1999, a decrease of $575,757, or 17%. Sales of Easi-Set Precast Buildings, Slenderwall and particularly soundwall were lower for the second three months of 2000 while architectural precast products and manhole sales increased. Slenderwall sales declined because of the completion of the Bradley Hall Project in 1999, while the decrease in building and soundwall sales reflect a shift in the Company's marketing focus toward custom architectural precast products used in commercial building construction. Shipping and installation revenue was $936,203 for the three months ended June 30, 2000 and $903,194 for the same period in 1999, an increase of $ 33,009, or 4%. The increase was attributable to higher installation revenue which was partially offset by lower shipping revenue in the 2000 period compared to the same period in 1999.

     Total cost of goods sold for the three months ended June 30, 2000 was $2,916,570, a decrease of $544,163, or 16%, from $3,460,733 for the three months ended June 30, 1999. The decrease was primarily the result of the lower sales volume and cost of production, offset, in part, by a significant increase in sales of products requiring installation, and a decrease in the profitability of shipping services in the 2000 period. Total cost of goods sold was 77% of total revenue for the three months ended June 30, 2000 versus 80% for the three months ended June 30, 1999, which earlier period was impacted by higher costs due to the Bradley Hall Project.

     For the three months ended June 30, 2000, the Company's general and administrative expenses increased $86,293 to $619,315 from $533,022 during the same period in 1999. The 16% increase was mainly attributable to higher personnel costs, as the Company filled vacant positions, higher personnel recruitment costs, higher professional fees from the use of consultants, and higher use taxes due on Company installed product.

     Selling expenses for the three months ended June 30, 2000 decreased $27,765, or 23%, to $93,185 from $120,950 for the three months ended June 30, 1999, resulting from reduced staffing and salary expenses and lower advertising costs.

     The Company's operating income for the three months ended June 30, 2000 was $151,094, compared to operating income of $208,207 for the three months ended June 30, 1999, a decrease of $57,113, or 27%. The gross margin remained relatively constant, but higher general and administrative expenses, which were partially offset by reduced selling expenses, caused a reduction in overall operating income.

     Royalty income totaled $102,404 for the three months ended June 30, 2000, compared to $57,920 for the same three months in 1999. The increase of $44,484, or 77%, was due to increased start-up license fees and increased building and barrier royalties based on increased sales activity by the Company's licensees in the 2000 period as compared to the 1999 period.

     Interest expense was $140,987 for the three months ended June 30, 2000, compared to $134,817 for the three months ended June 30, 1999. The increase of $6,170, or 5%, was primarily due to higher average levels of debt outstanding in the 2000 period.

     Other income was $75,277 for the three months ended June 30, 2000 compared to $43,788 for the three months ended June 30, 1999, an increase of $31,489. The increase is attributable to the net effects of increases in barrier rental income and an increase in income from miscellaneous sources.

     The net profit was $209,011 for the three months ended June 30, 2000, compared to a net profit of $179,639 for the same period in 1999. The basic and diluted net profit per share for the current three month period was $.07 compared to basic and diluted net profit per share of $.06 for the three months ended June 30, 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, the Company had total revenue of $6,254,612 compared to total revenue of $7,781,436 for the six months ended June 30, 1999, a decrease of $1,526,824, or 20%. The Company had lower product sales of $5,055,127 for the six months ended June 30, 2000, compared to $6,089,207 for the same period in 1999, a decrease of $1,034,080, or 17%. Sales of Easi-Set Precast Buildings, Slenderwall and particularly soundwall were lower for the first six months of 2000 while architectural precast products and manhole sales increased. Slenderwall sales declined because of the completion of the Bradley Hall Project in 1999, while the decrease in building and soundwall sales reflect a shift in the Company's marketing focus toward custom architectural precast products used in commercial building construction. Although the lead time required to secure and produce contracts for custom architectural precast products is much greater, the Company's has been able to substantially increase its work backlog with the new focus. Shipping and installation revenue was $1,199,485 for the six months ended June 30, 2000 and $1,692,229 for the same period in 1999, a decrease of $492,744, or 29%. The decrease was attributable to lower overall sales of products requiring installation and shipping in the 2000 period, as compared to the 1999 period.

     Total cost of goods sold for the six months ended June 30, 2000 was $4,830,207, a decrease of $1,365,952, or 22%, from $6,196,159 for the six months ended June 30, 1999. The majority of the decrease was the result of the lower volume of sales. Product costs also decreased in 2000 from the 1999 levels due to the impact of the higher costs of the Bradley Hall Project in the earlier period. Total cost of goods sold, as a percentage of total revenue, decreased to 77% for the six months ended June 30, 2000, from 80% for the six months ended June 30, 1999 as lower product costs were only partially offset by higher shipping expenses.

     For the six months ended June 30, 2000, the Company's general and administrative expenses increased $206,229, or 20%, from $1,015,180 for the same period in 1999. The increase occurred primarily in personnel costs, as the Company filled vacant positions, and had higher personnel recruitment costs, higher professional fees from the use of consultants, and higher use taxes due on Company installed product.

     Selling expenses for the six months ended June 30, 2000 decreased $90,504, or 32%, to $190,221 from $280,725 for the six months ended June 30, 1999. This decrease was primarily the result of staffing reductions with the decreased salary and commissions expenses, and a reduction in advertising costs for the period.

     The Company's operating income for the six months ended June 30, 2000 was $12,775, compared to operating income of $289,372 for the six months ended June 30, 1999, a decrease of $276,597. The reduction in operating income was due to the relatively low overall volume of sales combined with the increase in general and administrative expenses.

     Royalty income totaled $182,292 for the six months ended June 30, 2000, compared to $108,489 for the same six months in 1999. The increase of $73,803 resulted from higher volume of royalty fees earned and licensee start-up fees from new licensees.

     Interest expense was $277,112 for the six months ended June 30, 2000, compared to $253,389 for the six months ended June 30, 1999. The increase of $23,723, or 9%, was primarily from higher levels of average debt outstanding during the 2000 period.

     Other income was $106,277 for the six months ended June 30, 2000 compared to $39,222 for the six months ended June 30, 1999, an increase of $67,055. The increase is attributable to the net effects of increases in barrier rental income and an increase in income from miscellaneous sources.

     Net income was $59,607 for the six months ended June 30, 2000, compared to net income of $207,760 for the same period in 1999. The basic and diluted earnings per share for the current six month period was $.02 compared to $.07 per share for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, bank and other borrowings, and equity financing. The Company had $5,038,190 of indebtedness at June 30, 2000, of which $760,256 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime was extended in May 2000, and now has a maturity date of September 1, 2000. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

     Capital spending totaled $204,013 in the six month period ended June 30, 2000, which was a decrease of 49% from $403,948 in the comparable period of the prior year, primarily from the completion, in 1999, of a 16,000 square foot plant addition to the Company's facility in Midland, Virginia. This plant addition was financed with restricted funds received in 1998 as part of the $4,000,000 FIB loan as mentioned above. Planned capital expenditures for 2000 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 2000.

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

OTHER COMMENTS

     The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. As of June 30, 2000 the Company's backlog was approximately $5.5 million versus a backlog of approximately $2.9 million as of June 30, 1999. As of August 14, 2000, the Company's backlog had increased to approximately $6.6 million versus a backlog of $2.9 for the comparable period in 1999. The majority of the projects relating to the backlog as of August 14, 2000 are contracted to be constructed in 2000.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
         -----------------
     In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company. On or about June 20, 1997, Mr. Hughes suffered injuries when a barrier section-coupling device apparatus failed. The suit alleges that the Company sold the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks $10,000,000 in compensatory damages and $10,000,000 in punitive damages.

     At this time, Management believes the suit to be without merit however, as the suit is in the pre- discovery stage, Management is attempting to determine the facts surrounding the incident.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for information as to other reported legal proceedings.

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

          B. Reports on Form 8-K.   None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION




Date: August 18, 2000              By: /s/ Rodney I. Smith
                                   Rodney I. Smith
                                   Chairman of the Board,
                                   Chief Executive Officer and President
                                   (principal executive officer)


Date: August 18, 2000              By: /s/ Robert E. Albrecht, Jr.
                                   Robert E. Albrecht, Jr.
                                   Chief Financial Officer
                                   (principal financial officer)