Form 10QSB
period 2000-09-30
SMITH MIDLAND CORP
filed 2000-11-20
CIK 924719

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



        For the quarterly period ended                    Commission File Number
              September 30, 2000                                 1-13752
     --------------------------------                       --------------------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)



                     Delaware                     54-1727060
                    ----------                    ----------
              (State of Incorporation)     (I.R.S. Employer I.D. No.)


            5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728
            ---------------------------------------------------------


                    (Address of Principal Executive Offices)

                                 (540) 439-3266
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X            No
                 ---              ---


As of November 13, 2000, the Company had outstanding 3,050,798 shares of Common Stock, $.01 par value per share.

                                 SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION          PAGE NUMBER
                                        -----------

  Item 1.  Financial Statements
     Consolidated Balance Sheets (Unaudited);                                   3
     September 30, 2000 and December 31, 1999

     Consolidated Statements of Operations                                      4
     (Unaudited); Three months ended
     September 30, 2000  and 1999

     Consolidated Statements of Operations                                      5
     (Unaudited); Nine months ended
     September 30, 2000  and 1999

     Consolidated Statements of Cash Flows                                      6
     (Unaudited); Nine months ended
     September 30, 2000 and 1999

     Notes to Consolidated Financial Statements (Unaudited)                     7

     Item 2. Management's Discussion and Analysis of Financial                  10
          Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                              15

     Item 2.     Changes in Securities and Use of Proceeds                      15

     Item 3.     Defaults Upon Senior Securities                                15

     Item 4.     Submission of Matters to a Vote of Security Holders            15

     Item 5.     Other Information                                              15

     Item 6.     Exhibits and Reports on Form 8-K                               15

     Signatures                                                                 16


                         PART I - Financial Information

Item 1.  Financial Statements
         --------------------

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                   September 30,   December 31,
          Assets                                                       2000           1999
          ------                                                       ----           ----
Current assets:
  Cash and cash equivalents                                          $   352,511    $   374,190
  Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
        $283,524 and $323,474                                          4,004,636      3,557,938
     Trade - Cost in excess of billings                                       --        123,332
   Inventories:
     Raw materials                                                       540,826        493,979
     Finished goods                                                    1,310,693      1,013,958
   Prepaid expenses and other assets                                      79,923         46,656
                                                                     -----------    -----------
        Total current assets                                           6,288,589      5,610,053
                                                                     -----------    -----------

Property and equipment, net                                            2,613,348      2,608,145
                                                                     -----------    -----------

Other assets:
   Note receivable, officer                                              638,347        638,347
   Other                                                                 321,669        317,845
                                                                     -----------    -----------
     Total other assets                                                  960,016        956,192
                                                                     -----------    -----------
        Total Assets                                                 $ 9,861,953    $ 9,174,390
                                                                     ===========    ===========

          Liabilities and Stockholders' Equity
          ------------------------------------
Current liabilities:
  Current maturities of notes payable                                $   372,776    $   228,025
  Accounts payable - trade                                             1,558,021      1,690,853
  Accrued expenses and other liabilities                               1,331,403      1,324,021
  Trade - Billings in excess of cost                                     294,987             --
  Customer deposits                                                      292,316        172,914
                                                                     -----------    -----------
     Total current liabilities                                         3,849,503      3,415,813
Notes payable - less current maturities                                4,226,336      4,350,644
Notes payable - related parties                                           89,682         96,875
                                                                     -----------    -----------
        Total Liabilities                                              8,165,521      7,863,332
                                                                     -----------    -----------

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                         --             --
  Common stock, $.01 par value; authorized 8,000,000 shares,
     issued 3,091,718 shares,  outstanding 3,050,798 shares               30,917         30,857
  Additional capital                                                   3,453,222      3,450,085
  Treasury stock                                                        (102,300)      (102,300)
    Retained earnings (deficit)                                       (1,685,407)    (2,067,584)
                                                                     -----------    -----------
     Total Stockholders' Equity                                        1,696,432      1,311,058
                                                                     -----------    -----------
        Total Liabilities and Stockholders'  Equity                  $ 9,861,953    $ 9,174,390
                                                                     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                   Three Months Ended
                                                        September 30,
                                                    2000         1999
                                                 ----------   ----------
Revenue                                          $4,110,102   $3,690,595

Cost of goods sold                                3,015,023    2,748,836
                                                 ----------   ----------

Gross profit                                      1,095,079      941,759
                                                 ----------   ----------

Operating expenses:
  General and administrative expenses               523,369      540,131
  Selling expenses                                  153,578      126,855
                                                 ----------   ----------

  Total operating expenses                          676,947      666,986
                                                 ----------   ----------

Operating income                                    418,132      274,773
                                                 ----------   ----------

Other income (expense):
  Royalties                                          65,374       76,960
  Interest expense                                 (139,264)    (154,597)
  Interest income                                    16,752       28,565
  Other                                             (38,423)     (81,638)
                                                 ----------   ----------

     Total other income (expense)                   (95,561)    (130,710)
                                                 ----------   ----------

Income (loss) before income taxes                   322,571      144,063
Income tax expense (benefit)                             --           --
                                                 ----------   ----------

     Net income (loss)                           $  322,571   $  144,063
                                                 ==========   ==========

Basic and diluted earnings per share             $      .11   $      .05
                                                 ==========   ==========

Weighted average common shares outstanding        3,050,798    3,044,798
                                                 ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                    Nine Months Ended
                                               September 30,   September 30,
                                                    2000            1999
                                                -----------     -----------

Revenue                                         $10,364,713     $11,472,031

Cost of goods sold                                7,845,231       8,944,995
                                                -----------     -----------

Gross profit                                      2,519,482       2,527,036
                                                -----------     -----------

Operating expenses:
  General and administrative expenses             1,657,494       1,555,311
  Selling expenses                                  343,799         407,580
                                                -----------     -----------

  Total operating expenses                        2,001,293       1,962,891
                                                -----------     -----------

Operating income                                    518,189         564,145
                                                -----------     -----------

Other income (expense):
  Royalties                                         247,666         185,449
  Interest expense                                 (416,376)       (407,986)
  Interest income                                    52,128          52,631
  Other                                             (19,430)        (42,416)
                                                -----------     -----------

     Total other income (expense)                  (136,012)       (212,322)
                                                -----------     -----------

Income before income taxes                          382,177         351,823
Income tax expense (benefit)                             --              --
                                                -----------     -----------

     Net income                                 $   382,177     $   351,823
                                                ===========     ===========

Basic and diluted earnings per share            $       .13     $       .12
                                                ===========     ===========

Weighted average common shares outstanding        3,049,988       3,044,798
                                                ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                              2000           1999
                                                           ------------   ----------
Cash flows from operating activities:
  Cash received from customers                             $ 10,703,402   $ 11,743,459
  Cash paid to suppliers and employees                      (10,074,073)   (10,797,333)
  Interest paid                                                (416,376)      (407,986)
  Other                                                          32,698        (28,569)
                                                           ------------   ------------
   Net cash provided (absorbed) by operating activities         245,651        509,571
                                                           ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment                          (284,170)      (495,683)
  Decrease (increase) in officer note receivable                     --             --
                                                           ------------   ------------
      Net cash absorbed by investing activities                (284,170)      (495,683)
                                                           ------------   ------------

Cash flows from financing activities:
  Proceeds from borrowings                                      561,823        105,969
  Repayment of borrowings-related party                          (7,193)        (5,517)
  Repayments of  borrowings                                    (541,380)      (153,033)
  Proceeds from issuance of common stock, net                     3,590             --
                                                           ------------   ------------
   Net cash provided (absorbed) by financing activities          16,840        (52,581)

Decrease (increase) in cash - restricted                             --        387,462
                                                           ------------   ------------

Net increase (decrease) in cash and cash equivalents            (21,679)       348,769

Cash and cash equivalents at beginning of period                374,190        207,661
                                                           ------------   ------------

Cash and cash equivalents at end of period                 $    352,511   $    556,430
                                                           ============   ============

Reconciliation of net income (loss) to net cash provided
    (absorbed) by operating activities:
Net income                                                 $    382,177   $    351,823
Adjustments to reconcile net income to net
 cash provided  (absorbed) by operating
   activities:
   Depreciation and amortization                                278,574        250,541
   Decrease (increase) in:
     Accounts receivable - billed                              (446,698)       233,660
     Accounts receivable - unbilled                             418,319         (6,150)
     Inventories                                               (343,582)       (74,512)
     Prepaid expenses and other assets                          (37,041)       (96,523)
   Increase (decrease) in:
     Accounts payable - trade                                  (132,832)      (278,410)
     Accrued expenses and other liabilities                    (235,289)        96,317
     Accrued expenses and other liabilities                       7,382        270,673
     Customer deposits                                          119,402       (141,531)
                                                           ------------   -------------
Net cash provided (absorbed) by operating
 activities                                                $    245,651   $     509,571
                                                           ============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                  (Unaudited)


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

  In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and nine-month periods ended September 30, 2000 and 1999.

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

  Depreciation is computed using the straight-line method over the following estimated useful lives:

                                      Years
                                      -----
   Buildings........................  10-33
   Trucks and automotive equipment..   3-10
   Shop machinery and equipment.....   3-10
   Land improvements................  10-30
   Office equipment.................   3-10

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

  No provision for income taxes has been made for the three- and nine-month periods ended September 30, 2000 and 1999, as the Company does not expect to incur federal income tax expense for 2000 and did not incur federal income tax expense during 1999.

Revenue Recognition

          The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of soundwall, architectural precast panels and SlenderwallTM concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Earnings Per Share

  Earnings per share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. For the three- and nine-month periods ended September 30, 2000 and 1999 there was no material dilutive effect on earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

  The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J HooksTM Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, water and feed troughs.

  In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which was completed in October 1999, involved the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This led to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns to the Company for the project are approximately $1.6 million and estimates that the total loss on the job before recovery on any claims by the Company is approximately $1.45 million, which has been booked in its entirety as of December 31, 1999. In 1999, the general contractor filed claims on the Company's behalf in the amount of $1.1 million. As of September 30, 2000, $497,000 of the contract claim has been included in accounts receivable. The Company is currently involved in litigation over this matter, and there can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim. The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

  This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2000. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

  Three months ended September 30, 2000 compared to the three months ended September 30, 1999

  For the three months ended September 30, 2000, the Company had total revenue of $4,110,102 compared to total revenue of $3,690,595 for the three months ended September 30, 1999, an increase of $419,507, or 11%. Total product sales were $3,578,211 for the three months ended September 30, 2000 compared to $3,052,211 for the same period in 1999, an increase of $526,000, or 17%. The increase was primarily due to increased sales in architectural precast products, SlenderwallTM and highway safety barrier, offset, in part, by decreased soundwall sales in the 2000 period compared to the 1999 period. The increase in architectural precast and SlenderwallTM sales is a result of the extremely active commercial building activity in the markets served by Smith-Midland. Shipping and installation revenue was $531,891 for the three months ended September 30, 2000 and $638,384 for the same period in 1999, a decrease of $106,493, or 17%. The decrease was attributable to lower installation activity during the three-month period in 2000, compared to the same period in 1999.

  Total cost of goods sold for the three months ended September 30, 2000 was $3,015,023, an increase of $266,187, or 10%, from $2,748,836 for the three months ended September 30, 1999. Total cost of goods sold, as a percentage of total revenue however, decreased to 73.3% for the three months ended September 30, 2000, from 74.5% for the three months ended September 30, 1999 mainly due to normal year-to-year variations in the Company's operations and product mix.

  For the three months ended September 30, 2000, the Company's general and administrative expenses decreased $16,762 to $523,369 from $540,131 during the same period in 1999. The 3% decrease is attributed in part to lower professional fees offset by higher legal fees and insurance costs.

  Selling expenses for the three months ended September 30, 2000 increased $26,722, or 21%, to $153,577 from $126,855 for the three months ended September 30, 1999, resulting primarily from increased salary expenses due to higher commissions for the 2000 period and increased costs for preparing contract bids.

  The Company's operating income for the three months ended September 30, 2000 was $418,132 compared to operating income of $274,773 for the three months ended September 30, 1999, an increase of $143,359, or 52%. The increased operating income was a result of the higher sales in the current year and the slightly improved gross profit margin, which was partially offset by increased operating expenses.

  Royalty income totaled $65,374 for the three months ended September 30, 2000, compared to $76,960 for the same three months in 1999. The decrease of $11,586, or 15%, was primarily due to a decrease in product sales by the Company's licensees.

  Interest expense was $139,264 for the three months ended September 30, 2000, compared to $154,597 for the three months ended September 30, 1999. The decrease of $15,333, or 10%, was due to a lower average interest rate during the 2000 period partially offset by an increase in the average debt outstanding.

  Net income was $322,571 for the three months ended September 30, 2000, compared to net income of $144,063 for the same period in 1999. The basic and diluted net income per share for the current three month period was $.11 compared $.05 per share for the three months ended September 30, 1999.


  Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

  For the nine months ended September 30, 2000, the Company had total revenue of $10,364,713 compared to total revenue of $11,472,031 for the nine months ended September 30, 1999, a decrease of $1,107,318, or 10%. Total product sales were $8,633,337 for the nine months ended September 30, 2000, compared to $9,141,418 for the same period in 1999, a decrease of $508,081, or 6%. The decrease resulted primarily from lower sales of Slenderwall(TM), soundwall, and transportable building sales during the 2000 period, partially offset by increased sales of architectural precast products. Shipping and installation revenue was $1,731,376 for the nine months ended September 30, 2000 and $2,330,613 for the same period in 1999, a decrease of $599,237, or 26%. The decrease is attributable to decreased installation revenue related to SlenderwallTM and architectural precast contracts in the 2000 period, as compared to the 1999 period, as well as lower shipping revenues due to the lower overall sales volume.

  Total cost of goods sold for the nine months ended September 30, 2000 was $7,845,231, a decrease of $1,099,764, or 12%, from $8,944,995 for the nine months ended September 30, 1999, mainly as a result of the lower sales volume. The cost of goods sold as a percentage of total revenue decreased to 75.7% for the nine months ended September 30, 2000, from 78.0% for the nine months ended September 30, 1999, due in part to recognition of $362,000 of Bradley Hall project costs for which only $97,000 of revenues were recorded in the 1999 period.

  For the nine months ended September 30, 2000, the Company's general and administrative expenses increased $102,183, or 7%, to $1,657,494, from $1,555,311 during the same period in 1999. The increase was primarily attributed to increased costs for personnel recruitment, legal services and insurance.

  Selling expenses for the nine months ended September 30, 2000 decreased $63,781, or 16%, to $343,799 from $407,580 for the nine months ended September 30, 1999. The decrease was due in part to reduced salary expenses from staff vacancies during the 2000 period as compared to the 1999 period.

  The Company's operating income for the nine months ended September 30, 2000 was $518,189, compared to operating income of $564,145 for the nine months ended September 30, 1999, a decrease of $45,956, or 8%. The lower operating income for the current nine month period resulted from the reduced sales volume experienced in the first two quarters of the fiscal year.

  Royalty income totaled $247,666 for the nine months ended September 30, 2000, compared to $185,449 for the same nine months in 1999. The increase of $62,217, or 34%, was due to increased start-up license fees and increased building and barrier royalties based on increased sales activity by the Company's licensees in the 2000 period as compared to the 1999 period.

    Interest expense was $416,376 for the nine months ended September 30, 2000, compared to $407,986 for the nine months ended September 30, 1999. The increase of $8,390, or 2%, was due to higher levels of debt outstanding in the 2000 period but with lower average interest rates.

  Net income was $382,177 for the nine months ended September 30, 2000, compared to net income of $351,823 for the same period in 1999. Net income per share for the current nine month period was $.13 compared to net income per share of $.12 for the nine months ended September 30, 1999 with 3,049,988 weighted average shares outstanding in the 2000 period versus 3,044,798 in the 1999 period.


  Liquidity and Capital Resources

  The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, its initial public offering and bank and other borrowings. The Company had $4,688,794 of indebtedness at September 30, 2000, of which $372,776 was scheduled to mature within twelve months.

  In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note improved the Company's current debt ratio and debt service. In addition to paying off current debt of approximately $3.0 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. Such funds were fully expended by June 30, 1999. The loan is guaranteed, in part, by the U.S. Department of Agriculture Rural Business-Cooperative Service. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime, was recently renewed and is now scheduled to terminate on May 1, 2001. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

  Capital spending totaled $284,170 in the nine month period ended September 30,

2000, which was a decrease of 43% from $495,683 in the comparable period of the prior year, primarily from the completion, in 1999, of a 16,000 square foot plant addition to the Company's facility in Midland, Virginia. This plant addition was financed with restricted funds received in 1998 as part of the $4,000,000 FIB loan as mentioned above. Planned capital expenditures for 2000 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 2000.

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

  The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products long before it receives payment. In the event cash flow from operations, collection of claims, and existing credit facilities are not adequate to support operations, the Company would be required to obtain alternative sources of both short-term and long-term financing, for which there can be no assurance of obtaining.

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

                          PART II - Other Information



Item 1.   Legal Proceedings.
          -----------------

  Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and Item 1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 for information as to reported legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds.  None.
            -----------------------------------------


Item 3.     Defaults Upon Senior Securities.  None.
            -------------------------------


Item 4.     Submission of Matters to a Vote of Security Holders.  None.
            ---------------------------------------------------


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

                           SMITH-MIDLAND CORPORATION



Date: November 20, 2000             By: /s/ Rodney I. Smith
                                    -------------------------------------
                                    Rodney I. Smith
                                    Chairman of the Board,
                                    Chief Executive Officer and President
                                    (principal executive officer)


Date: November 20, 2000             By: /s/ Robert E. Albrecht, Jr.
                                    ------------------------------
                                    Robert E. Albrecht, Jr.
                                    Chief Financial Officer
                                    (principal financial officer)