Form 10KSB40
period 2000-12-31
SMITH MIDLAND CORP
filed 2001-04-09
CIK 924719

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                  Annual Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2000
                        Commission File Number 1-13752

                               _________________


                           SMITH-MIDLAND CORPORATION
                           -------------------------
                (Name of Small Business Issuer in its Charter)


                Delaware                                        54-1727060
-------------------------------                            ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

P.O. Box 300, 5119 Catlett Road,
--------------------------------
 Midland, Virginia                                               22728
------------------                                             ------------
(Address of Principal Executive Offices)                       (Zip Code)


                                (540) 439-3266
                ----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

                           Yes  X    No ___
                               ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

     The Issuer's revenues for its most recent fiscal year were $15,695,837.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the average of the closing bid and asked prices for such stock on March 20, 2001, was $2,049,437.

As of March 20, 2001, the Company had outstanding 3,050,798 shares of Common Stock, $.01 par value per share.

                      Documents Incorporated By Reference
                      -----------------------------------
                                     None.

                                    PART I

                          FORWARD-LOOKING STATEMENTS


     This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     .    our high level of indebtedness and ability to satisfy the same,
     . our significant loss in 1998 under a material contract, and the litigation arising out of that contract,
     .    our limited recent history of profitable operations,
     . the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,
     . the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,
     . changes in economic conditions specific to any one or more of our markets (such as the availability of public funds and grants for construction),
     .    changes in general economic conditions (such as interest rate changes),
     .    adverse weather which inhibits the demand for our products,
     .    our compliance with governmental regulations,
     .    the outcome of pending and future litigation,
     . on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,
     . the other factors and information disclosed and discussed in other sections of this report.

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

Item 1.  Description of Business
         -----------------------

         General

         Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, transportation and utilities industries. The Company's customers are primarily general contractors and federal, state and local transportation authorities located in the Mid-Atlantic and Northeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set(R) transportable concrete buildings, also patented. In addition, the Company produces generic highway sound barriers, utility vaults, farm products such as cattleguards and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

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

         Market

         The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings; public and private roads and highways; airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Puerto Rico, Canada, Belgium, New Zealand, and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes. The Company believes that the annual market for exterior cladding in the Mid-Atlantic and Northeast region is approximately $500 million and that the nationwide annual market for exterior cladding products exceeds $2 billion based upon information obtained by an independent third party.

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

         Easi-Set Sierra Wall(TM)
         ------------------------

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

         The Sierra Wall is used primarily for highway projects as a noise barrier as well as for residential purposes, such as privacy walls between homes, security walls or windbreaks, and for industrial or commercial purposes, such as to screen and protect shopping centers, industrial operations, institutions or highways. The variety of available finishes enables the Company to blend the Sierra Wall with local architecture, creating an attractive, as well as functional, barrier.

         Easi-Set J-J Hooks(TM) Highway Safety Barrier
         ---------------------------------------------

         The Easi-Set J-J Hooks(TM) highway safety barrier (the "J-J Hooks Barrier") is a crash tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") now requires that states use only positively connected barriers which meet NCHRP350 crash test requirements. J-J Hooks Barrier met the requirements and received NCHRP350 approval in March 1999.

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

         In November 1990, the FHWA approved the J-J Hooks Barrier for use on federally-aided highway projects following the successful completion of crash testing based on National Cooperative Highway Research Program criteria. The J-J Hooks Barrier has also been approved for use in state funded projects by 39 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in 11 states and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Spain, Belgium, Germany, New Zealand and Chile.

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

         The Company has sold its Easi-Set and Easi-Span Precast Buildings for the following uses:

         . Communications Operations -- to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

         . Government Applications -- to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

         . Utilities Installations -- for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.

         . Commercial and Industrial Locations -- for electrical and mechanical housing, cemetery maintenance storage, golf course vending enclosures, mechanical rooms, rest rooms, emergency generator shelters, gate houses, automobile garages, hazardous materials storage, food or bottle storage, animal shelters, and range houses.

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

         Licensing

         The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set and Easi-Span Precast Buildings and Slenderwall(TM), as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for defined geographic regions, and depending on the size, character and location of the territory granted, the Company receives an initial one-time license acquisition and training fee ranging from approximately $20,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set Precast Building and Slenderwall(TM) licensees pay the Company a flat monthly fee for co-op advertising and promotion programs through which the Company produces and distributes advertising materials and promotes the licensed products.

         The Company has entered into 26 licensing agreements in the United States, and has established at least one licensee in each of Puerto Rico, Canada, Belgium, New Zealand, and Spain and sub-licensees in Canada and Chile.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. The Company recently completed its first licensing arrangement for its Slenderwall(TM) exterior cladding system.

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

         The Company's sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company's role in the bidding process is to provide estimates to the contractors desiring to include the Company's products or services in the contractor's bid. If a contractor who accepts the Company's bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company occasionally negotiates with and sells directly to end-users.

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

         Employees

         As of March 23, 2001, the Company had 140 full-time and 2 part-time employees, 116 of which are located at the Company's Midland facility, and 26 of which are located at the Company's facility located in Reidsville, North Carolina. Of the 142 employees, 11 are executive officers or managers, 4 are responsible for sales and marketing, 113 are in manufacturing, and 14 are administrative personnel. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.


Item 2.  Description of Property
         -----------------------

         Facilities

         The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which approximately 19 acres are owned by the Company and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of

$6,000. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

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

         In addition, the Company carries out administration, sales and marketing, and licensing operations in a 4,500 square foot office building located on its Midland property. In the second quarter of 2000, the Company completed a new 3,456 square foot office building on its Midland property to provide additional work space for its engineering department, which occupies 1,728 feet of the building, and its purchasing office and store room, which occupies the other 1,728 square feet. The Company also owns 19 acres of undeveloped industrial property in Midland, not adjacent to the manufacturing facility.

         The Company's second manufacturing facility is located in Reidsville, North Carolina on five acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

         The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company's facilities and equipment were used as collateral for a $4,000,000 twenty three year note which resulted from a restructuring of the Company's debt in June 1998 (see "Liquidity and Capital Resources").

Item 3.  Legal Proceedings
         -----------------

         In 1998, the Company began work on a contract to renovate the Bradley Hall building (the "Bradley Hall project") at Rutgers University ("Rutgers"). The Bradley Hall project, which was completed in October 1999, involved the design, production, and installation of Slenderwall(TM) panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall(TM) panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. In that the Company was suffering losses on the project and was unable to fund its commitments, in January 1999, the Company entered into an agreement with Seacoast Builders Corporation ("Seacoast"), the prime contractor for the project. Pursuant to the agreement, Seacoast agreed to finance the cost of labor and small tools for the balance of the installation phase of the project commencing January 13, 1999, (ii) the Company remained responsible for the other services and materials required for the project, including provision of the Slenderwall(TM) system, (iii) the Company was required to reimburse Seacoast out of payments due the Company for Seacoast's expenses plus 10% for overhead, and (iv) the Company remained liable for cost overruns for which the Company was originally responsible for (the "Seacoast Agreement"). The cost overruns over the course of the entire project totaled approximately $1.6 million and the total loss to the Company on the job, before recovery on any claims by the Company, totaled approximately $1.45 million, which was recognized in fiscal 1999. Seacoast has filed claims in 1999 on the Company's behalf, in the amount of $1.1 million. All conditions for claim recognition have been satisfied and as of December 31, 2000 and 1999, $497,000 of the contract claim was included in accounts receivable. The Company believes that, based on the specific facts and circumstances and prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

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

         On June 7, 1999, Construction Services, Inc. ("CSI"), the second subcontractor responsible for installation of the Slenderwall(TM) panels, filed a complaint against the Company in the United States District Court for the District of New Jersey. CSI alleges that it properly performed its work and that the Company, without cause, terminated CSI. CSI was seeking in excess of $150,000 for work performed, equipment/materials supplied and lost profits on the uncompleted portion of the work. In July 2000, the Company and CSI reached an agreement to settle the suit for $75,000, payable in a combination of cash and an installment payment arrangement from the Company.

         On March 6, 2000, AmQuip Corporation ("AmQuip"), an equipment leasing company, brought a suit against Seacoast, the Company, and Safeco Insurance Company of America, the surety on a payment and performance bond for the Bradley Hall project. AmQuip alleges that it provided goods and services requested by the Company with respect to the Bradley Hall project, but was never paid. In June 2000, AmQuip and the Company reached an agreement to settle their portion of the suit for $31,000, payable in a combination of cash and an installment payment arrangement from the Company.

         In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company. On or about June 20, 1997, Mr. Hughes suffered injuries when a barrier section-coupling device apparatus failed. The suit alleges that the Company sold the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks $10,000,000 in compensatory damages and $10,000,000 in punitive damages. Management believes the suit to be without merit as there is no evidence that indicates that the Company either sold or manufactured the section-coupling device in question. The Company plans to vigorously defend its position, and believes that any settlement will not adversely affect the financial statements.

         In January 2001, the Company received notice of a wrongful death lawsuit filed by the Estate of Joy V. Synder and her surviving Children in the Circuit Court of Prince George's County Maryland. On or about March 12, 1998, Ms. Synder was involved in an automobile accident whereby the rear of her vehicle was struck by another vehicle, which caused her to leave the highway and run into the back of a tractor-trailer owned by the Company, causing her death. The tractor-trailer was parked on the shoulder to deliver sound abatement panels to a Maryland State Highway Administration project. The suit names the Company, the tractor-trailer driver, the general contractor, and the Maryland State Highway Administration as defendants, alleging negligence as to the truck's location on the shoulder of the highway and asks for damages in the amount of $8,000,000 plus interest and costs. The Company believes that it's driver was parked properly in accordance with instructions received from the general contractor and that the accident was entirely a result of the negligence by the driver that hit Ms. Synder, not any of the parties named in the suit. The Company plans to vigorously defend its position, and believes that any settlement will not adversely affect the financial statements.

         The Company is not presently involved in any other litigation of a material nature.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         On November 20, 2000 the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1. The election of the following individuals to serve as directors until the next annual meeting and until their successors are duly elected and qualified:

                                                            Shares Voted to
               Name                     Shares Voted For    Withhold Authority

         Rodney I. Smith                    2,916,442              16,650
         Ashley B. Smith                    2,916,442              16,650
         Wesley A. Taylor                   2,916,442              16,650
         Andrew Kavounis                    2,916,442              16,650

2. An amendment to the Smith-Midland Corporation 1994 Stock Option Plan to increase the number of shares authorized to be issued under the plan to 575,000 shares. In this connection, 1,535,624 shares voted for the amendment, 36,393 shares voted against the amendment and 8,550 shares abstained. In addition, 1,352,525 shares were subject to broker non-votes.

3. The ratification of the selection by the Board of Directors of BDO Seidman LLP as independent auditors for the year ending December 31, 2000. In this connection, 2,918,492 shares voted for ratification, 1,600 shares voted against ratification, and 13,000 shares abstained.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         The Company's Common Stock has traded on the Boston Stock Exchange ("BSE") under the symbol "SMC" since December 13, 1995. The Company's Common Stock also trades on the OTC Bulletin Board System under the symbol "SMID". Trading of the publicly held securities of the Company was transferred from the Nasdaq SmallCap Market to the OTC Bulletin Board in October 1999 because the Company was no longer in compliance with Nasdaq's minimum requirements.

          As of March 30, 2001, there were approximately 46 record holders of the Company's Common Stock. Management believes there are at least 335 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated. Such information was obtained from Commodity Systems, Inc. (CSI) The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                 High             Low
1999                                             ----             ---
First Quarter                                  $ 1 1/16         $  9/16
Second Quarter                                 $ 1              $  1/2
Third Quarter                                  $ 1              $ 10/16
Fourth Quarter                                 $ 1              $  3/8

2000
First Quarter                                  $   3/4          $  9/16
Second Quarter                                 $   7/8          $  7/16
Third Quarter                                  $  15/16         $  7/16
Fourth Quarter                                 $   3/4          $  3/8


         In 1999, the stockholders of the Company approved an amendment of the Company's Certificate of Incorporation to affect a one-for-three, one-for-two, three-for-five, two-for-three or three-for-four reverse stock split of the Common Stock of the Company, but as of the date of this report, the Board of Directors has taken no action in this regard. The reverse stock split was contemplated as a means of retaining the Company's listing on the Nasdaq SmallCap Market.

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

         In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which was completed in October 1999, involved the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns to the Company for the project are approximately $1.6 million and estimates that the total loss on the job before recovery on any claims by the Company is approximately $1.45 million, which was booked in its entirety as of December 31, 1999. In 1999, the general contractor filed claims on the Company's behalf in the amount of $1.1 million. As of December 31, 2000, $497,000 of the contract claim was included in accounts receivable, of which $97,000 was recorded as income in 1999 versus $400,000 in 1998. The Company is currently involved in litigation over this matter, and there can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim. The Company believes that, based on the specific facts and circumstances and prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

         Results of Operations

         Year ended December 31, 2000 compared to the year ended December 31,
1999

         The Company's operations for 2000 resulted in net income of $593,373 or
0.19 per share, representing an increase in net income of $551,098 when compared to the income in 1999 of $42,275, or $0.01 per share.

         Total revenue for 2000 was $15,695,837 compared to $14,432,749 recorded in 1999, an increase of 9%. Total product sales increased by $1,309,191, or 11% to $13,152,570 in 2000, compared to $11,843,379 in 1999. The increase in product sales was due to higher levels of commercial construction in the Company's primary markets, resulting in record sales of architectural products which was partially offset by decreases in Slenderwall(TM), building sales, and soundwall sales. The Company also recorded increases in the sales of highway barrier and utility products. Soundwall and highway barrier sales, in particular, are heavily dependent on Local, State, and Federal highway contracts and can fluctuate accordingly. Unit prices have not changed significantly. Shipping and installation revenue decreased slightly $2,543,267 in 2000 from $2,589,370 in 1999, a decrease of $46,103, or 2%, attributable to a slight decrease in the size of installation contracts.

         Commercial construction activity has remained strong in the Company's primary markets allowing the Company to accumulate an unfilled order backlog of approximately $8.5 million as of March 31, 2001, versus approximately $4.3 million as of March 31, 2000.

         Royalty revenue increased from $326,239 in 1999 to $339,816 in 2000, an increase of $13,577, or 4%. The increase was attributed to an increase in royalty fees earned on production of Easi-Set(R) barrier and start-up fees from new licensees.

         Total cost of goods sold for 2000 was $12,025,768 compared to $11,185,901 in 1999, an increase of $839,867. Although the product mix was different, the total cost of goods sold as a percentage of total revenue remained relatively constant at 77% in 2000 versus 78% in 1999. The overall dollar increase resulted from the higher sales volume in 2000 compared to 1999.

         General and administrative expenses decreased $41,268, or 2%, to $2,345,594 in 2000 from $2,386,862 in 1999. The decrease was the result of lower expenses related to telephones, depreciation and lower provision for bad debts, as the Company sought to control expenses and limit its credit exposure, offset by increases in dues and subscriptions, insurance, and legal expenses.

         Selling and marketing expenses in 2000 were lower compared to 1999 by $93,990 or 16%. Total selling and marketing expenses were $489,510 in 2000 compared with $583,500 in 1999. The decrease was due primarily to a temporary reduction in staff, lower commissions paid to outside sales people, and reductions in the expenditures for advertising. In 2001, the Company intends to fill the sales and marketing staff vacancies, as well as increase the expenditures for advertising in anticipation of a possible slowdown in commercial construction activity.

         Interest expense and loan fees rose slightly to $554,638 in 2000 from $543,770 in 1999. Although the Company had higher average levels of debt outstanding in 2000, the weighted average interest rate on the outstanding debt remained relatively constant.

         As a result of cumulative net operating loss ("NOL") carryforwards of approximately $2,618,000 available to the Company as of January 1, 2000, no income tax expense was recorded for 2000. The Company does not expect to incur income tax expense for 2001 due to the NOL carryforwards.

         Liquidity and Capital Resources

         The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings.The Company had $4,893,021 of indebtedness at December 31, 2000, of which $524,305 was scheduled to mature within twelve months.

         In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. Current debt decreased from $2,199,228 at December 31, 1997 to $524,305 at December 31, 2000. In addition to paying off existing debt of approximately $3.0 million, the Company received approximately $832,000 in restricted funds, to be used only for plant expansion and new equipment. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime was renewed in May 2000, and now has a maturity date of May 1, 2001. The Company has agreed with the FIB to extend the line of credit upon its extended maturity date. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

         At December 31, 2000, the Company had cash totaling $218,264 compared to cash totaling $374,190, at December 31, 1999. During 2000, the Company received $220,674 in cash (net) from its financing activities, and used $429,966 in its investing activities, primarily for the funding of new equipment and the Engineering Building (see "Item 2. Description of Properties - Facilities"). The Company's operating activities provided cash of $53,366 (net) after deducting the resources required to fund the Company's growth. The Company expects more moderate sales growth in 2001, which would limit the funding required for higher accounts receivable or inventory.

         Capital spending decreased to $437,613 in 2000, from $537,073 in 1999, as the Company completed construction on the new production facility in early 1999 and the new engineering building in June 2000. No other significant cash commitments are anticipated and planned expenditures for 2001 are limited as stated above, by the FIB loan agreement.

         As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.

         The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs, and existing credit facilities will be sufficient to finance the Company's operations for at least the next 12 months. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company is currently investigating alternative sources of financing, for which there can be no assurance of obtaining.

         Seasonality

         The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company may experience reduced revenues from December through February and realize the substantial part of its revenues during the other months of the year. The Company may experiences lower profits, or losses, during the winter months, and as such, must have sufficient working capital to fund its operations at a reduced level until the spring construction season. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.

         Inflation

         To date, management believes that the Company's operations have not been materially affected by inflation.

         Recent Accounting Pronouncements

         In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, which was subsequently amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on its financial position or results of operations.

         The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective in the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes appropriate criteria to be considered in determining recognition of revenue. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for:
         a) the definition of employees for purposes of applying APB 25,
         b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
         c) the accounting consequences of various modifications to the previously fixed stock option or award, and,
         d) the accounting for an exchange of stock compensation awards in a business combination.
FIN 44 became effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 in 2000 did not have a material effect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

Item 7.  Financial Statements
         --------------------

         The following financial statements are filed as part of this report:


                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants.........................................   F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999...............................   F-4

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.......   F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December
31, 2000 and 1999..........................................................................   F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999.......   F-7

Summary of Significant Accounting Policies.................................................   F-9

Notes to Consolidated Financial Statements ................................................  F-13

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


                                  Director Or
                                   Executive
Name                       Age   Officer Since    Position
----                       ---   -------------    --------

Rodney I. Smith             62     1970           Chief Executive Officer,
                                                  President and Chairman of the
                                                  Board of Directors

Ashley B. Smith             38     1994           Vice President of Sales and
                                                  Marketing and Director

Wesley A. Taylor            53     1994           Vice President of
                                                  Administration and Director

Andrew G. Kavounis          75     1995           Director

Guy M. Schuch               52     1999           Chief Operating Officer
                                                  Smith Midland Corp. (Virginia)

James W. Dean               63     2000           Vice President of Engineering
                                                  Smith-Midland Corp. (Virginia)

Robert E. Albrecht, Jr.     50     2000           Chief Financial Officer


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

James W. Dean. Vice President of Engineering, Smith Midland Corp.(Virginia). Mr. Dean re-joined the company in November 2000. Prior to re-joining the Company, from November 1994 to October 2000, Mr. Dean worked for a concrete erector, Concrete Placement Systems. From December 1984 to October 1994, he served as the Vice President of Operation for Smith-Midland Corporation (Virginia). Mr. Dean holds a Bachelor of Science degree in Civil Engineering from Virginia Polytechnic Institute.

Robert E. Albrecht, Jr. Chief Financial Officer. Mr. Albrecht Joined the Company as Controller in August 1999 and has served as Chief Financial Officer of the Company since January 1, 2000. Prior to joining the Company, Mr. Albrecht was CFO and Controller of Omega World Travel, Inc., a travel agency, from 1996 to 1999. Mr. Albrecht is a Certified Public Accountant and holds a Bachelor of Arts degree in Accounting from the College of William and Mary.

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

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten per cent (10%) beneficial owners were satisfied, except for the Form 3 and Form 4 filings due for the following transactions.

Item 10.  Executive Compensation.
          -----------------------

     The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries (the "named executive officer"), whose cash compensation exceeded $100,000 during 2000:


----------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                          Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                                Awards                 Payouts
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                                     Securities
                                                               Other                  Under-                   All
        Name and                                               Annual    Restricted    Lying                  Other
        Principal                                             Compen-      Stock     Options/      LTIP      Compen-
        Position             Year       Salary      Bonus      sation      Awards      SARs      Payouts     Sation
                                          $           $          $           $          (#)         $           $
----------------------------------------------------------------------------------------------------------------------
     Rodney I. Smith         2000      175,000     54,500        -           -           -          -           -
    President, Chief         1999      156,825     54,500        -           -        20,000        -           -
    Executive Officer        1998      175,000     54,500        -           -        20,000        -           -
   and Chairman of the
         Board.

      Guy M. Schuch          2000      108,745        -          -           -           -          -           -
 Chief Operating Officer     1999       61,730        -          -           -        15,000        -           -
 Smith-Midland Corp (VA)     1998         -           -          -           -           -          -           -
----------------------------------------------------------------------------------------------------------------------

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

     None.


Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values


                             Shares                            Number of
                            Acquired                       Shares Underlying                      Value of Unexercised
                              on       Value              Unexercised Options                     In-the-Money Options
                           Exercise   Realized           at Fiscal Year End (#)                 at Fiscal Year-End ($)(1)
                                                      -----------------------------          ------------------------------
    Name                     (#)        ($)           Exercisable     Unexercisable          Exercisable      Unexercisable
    ----                   --------   --------        -----------     -------------          -----------      -------------
Rodney I. Smith........      ---         ---              20,332          19,668                 ---               ---
Guy M. Schuch..........      ---         ---               5,000          10,000                 ---               ---

_____________
(1) Value is based on the closing sales price of the Company's Common Stock on December 29, 2000 ($0.5625), the last trading day of 2000, less the option exercise price. All per share prices of the options held by Mr. Smith equal or exceed $0.5625 and the per share price of Mr. Schuch's options were $.5625.

Employment Agreement

     The Company has entered into an employment agreement with Mr. Rodney I. Smith, which provides for an annual base salary of $175,000. The present term of the agreement continues until December 31, 2001, and is thereafter automatically renewed for successive one-year periods unless Mr. Smith or the Company gives the other party three months prior written notice of non-renewal. Bonuses and salary increases may be granted by the Compensation Committee of the Board of Directors, as it so determines from time to time. Mr. Smith voluntarily reduced his annual base salary by 22.5% effective March 8, 1999 through August 23, 1999. Mr. Smith also is entitled to receive benefits offered to the Company's employees generally. If terminated without cause, Mr. Smith is entitled to receive as severance pay an amount equal to twenty-four (24) months of his base salary, less taxes, other required withholdings and any amounts owed to the Company, payable in accordance with the Company's standard payroll procedures. In addition, the employment agreement precludes Mr. Smith from competing with the Company during his employment and for at least one year thereafter, and from disclosing confidential information. The Company is the owner of and the beneficiary of three key person life insurance policies on Mr. Smith totaling $1,400,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The following table sets forth, as of March 26, 2001, certain information concerning ownership of the Company's Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company's Common

Stock, (ii) each of the Company's Directors and Executive Officers, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


Name and Address of               Number of Shares             Percentage of
Beneficial Owner(1)               Beneficially Owned(2)           of Class
-------------------               ---------------------           --------

Rodney I. Smith (1)(3)(4)(5)(6)          633,630                     20.6

Fred E. Kassner Estate (1)               589,172                     19.3

H. T. Ardinger & Son (1)                 395,000                     12.9

Carl W. Grover(1)                        203,050                      6.7

Ashley B. Smith (1)(3)(4)(7)             106,133                      3.5

Wesley A. Taylor (1)(8)                   14,850                       *

James W. Dean (1)                          5,669                       *

Guy M. Schuch (1)(9)                       5,000                       *

Robert E. Albrecht, Jr. (1)(10)            3,333                       *

Andrew Kavounis (1)(11)                    3,000                       *


All directors, executive officers and key
employees as a group (7 persons)(2)(3)(4)
(5)(6)(7)(8)(9)(10)(11)                  771,615                     24.8

______________
*    Less than 1%

(1) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Dean, Schuch, Albrecht and Kavounis is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728. The address for the Fred E. Kassner Estate is 69 Spring St., Ramsey , New Jersey 07446. The Address for H. T. Ardinger & Son is P.O. Box 569360, Dallas, Texas 75356. The address for Mr. Grover is 1010 S Ocean Blvd, Suite 1017, Pompano Beach, Florida 33062.

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

(4) Does not include an aggregate of 77,972 shares of Common Stock held by Matthew Smith and Roderick Smith, sons of Rodney I. Smith, and brothers of Ashley B. Smith, and 112,713 shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5) Includes 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the "Trust") for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and mother of Mr. Smith's children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares, as he deems fit.

(6) Includes options to purchase 13,666 shares of Common Stock of the Company exercisable at $1.00 per share and 6,666 shares exercisable at $.5625 per share.

(7) Includes options to purchase 10,850 shares of Common Stock of the Company exercisable at $1.00 per share and 5,666 shares exercisable at $.5625 per share.

(8) Includes options to purchase 9,850 shares of Common Stock of the Company exercisable at $1.00 per share and 5,000 shares exercisable at $.5625 per share.

(9) Includes options to purchase 5,000 shares of Common Stock of the Company exercisable at $.5625 per share.

(10) Includes options to purchase 3,333 shares of Common Stock of the Company exercisable at $.5625 per share.

(11) Includes options to purchase 3,000 shares of Common Stock of the Company exercisable at $1.00 per share.


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

         At December 31, 2000, the Company owned an unsecured note for approximately $630,700 receivable from Mr. Rodney I. Smith, the Company's President and majority shareholder, with a seven year term accruing interest at a rate of 6% per annum. Terms of the note call for annual payments of $45,948 through maturity on December 31, 2002. Payments for the years 1999 and 2000 have been made. During 1999, the note was increased by $20,776 for additional borrowings. Total interest income on this note was approximately $38,000 and $39,000 for the years ended December 31, 2000 and 1999, respectively.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits.

         (1)   The following exhibits are filed herewith:

Exhibit
  No.
-------
  23     Consent of BDO Seidman, LLP.


         (2) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and are incorporated herein by reference:

Exhibit
  No.
-------
   1 Continuation of Exclusive License Agreement between DuriSol Resources, Inc. and Smith-Midland Corporation, with an effective date of January 1, 1999, dated May 3, 1999.

   2 First National Bank of New England Commercial Loan Agreement dated December 20, 1999.

   3 First National Bank of New England Commercial Term Promissory Note dated December 20, 1999.


         (3) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and are incorporated herein by reference:

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

 (b)  Reports on Form 8-K. None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SMITH-MIDLAND CORPORATION


Date:  April 9, 2001                     By: /s/ Rodney I. Smith
                                             ------------------------------
                                                 Rodney I. Smith, President
                                                 (principal executive officer)


                                         By: /s/ Robert E. Albrecht, Jr.
                                             ------------------------------
                                                 Robert E. Albrecht, Jr., CFO
                                                 (principal finance and
                                                 accounting officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                             Capacity              Date
----                             --------              ----

/s/ Rodney I. Smith              Director              April 9, 2001
-------------------------
Rodney I. Smith


/s/ Wesley A. Taylor             Director              April 9, 2001
-------------------------
Wesley A. Taylor


/s/ Ashley Smith                 Director              April 9, 2001
-------------------------
Ashley Smith

Report of Independent Certified Public Accountants



To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                            BDO Seidman, LLP


Richmond, Virginia
March 20, 2001

 December 31,                                             2000           1999
--------------------------------------------------------------------------------

  Assets (Note 2)

Current assets
 Cash                                               $   218,264     $  374,190
 Accounts receivable (Note 6)
  Trade - billed, (less allowance for doubtful
   accounts of $258,542 and $323,474)                 4,122,118      2,597,684
  Trade - unbilled                                        2,405        123,332
 Inventories
  Raw materials                                         576,995        493,979
  Finished goods                                      1,475,383      1,013,958
 Prepaid expenses and other assets                       62,811         46,656
--------------------------------------------------------------------------------

Total current assets                                  6,457,976      4,649,799
--------------------------------------------------------------------------------

Property and equipment, net (Note 1)                  2,684,918      2,608,145
--------------------------------------------------------------------------------

Other assets
 Notes receivable, officer (Note 3)                     630,700        638,347
 Claims and accounts receivable (Note 6)                960,254        960,254
 Other                                                  309,374        317,845
--------------------------------------------------------------------------------

Total other assets                                    1,900,328      1,916,446
--------------------------------------------------------------------------------









                                                    $11,043,222     $9,174,390
--------------------------------------------------------------------------------

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets


December 31,                                                        2000              1999
---------------------------------------------------------------------------------------------
     Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of notes payable (Note 2)               $   524,305       $   228,025
   Accounts payable - trade                                     2,482,238         1,690,853
   Accrued expenses and other liabilities (Note 6)                347,674           277,621
   Customer deposits                                              416,816           172,914
-------------------------------------------------------------------------------------------

Total current liabilities                                       3,771,033         2,369,413

Reserve for contract loss                                         995,845         1,046,400

Notes payable - less current maturities (Note 2)                4,281,528         4,350,644

Notes payable - related parties (Note 3)                           87,188            96,875
-------------------------------------------------------------------------------------------

Total liabilities                                               9,135,594         7,863,332
-------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity
   Preferred stock, $.01 par value; authorized 1,000,000
     shares, none outstanding                                           -                 -
   Common stock, $.01 par value; authorized 8,000,000
     shares; 3,091,718 and 3,085,718 issued and outstanding        30,917            30,857
   Additional paid-in capital                                   3,453,222         3,450,085
   Accumulated deficit                                         (1,474,211)       (2,067,584)
-------------------------------------------------------------------------------------------

                                                                2,009,928         1,413,358
Treasury stock, at cost, 40,920 shares                           (102,300)         (102,300)
-------------------------------------------------------------------------------------------

Total stockholders' equity                                      1,907,628         1,311,058
-------------------------------------------------------------------------------------------

                                                              $11,043,222        $9,174,390
===========================================================================================

                                 See accompanying summary of accounting policies
                                  and notes to consolidated financial statements

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations



Year Ended December 31,                                2000              1999
-------------------------------------------------------------------------------

Revenue                                          $15,695,837       $14,432,749

Cost of goods sold                                12,025,768        11,185,901
------------------------------------------------------------------------------

Gross profit                                       3,670,069         3,246,848
------------------------------------------------------------------------------

Operating expenses
   General and administrative expenses             2,345,595         2,386,862
   Selling expenses                                  489,510           583,500
------------------------------------------------------------------------------

Total operating expenses                           2,835,105         2,970,362
------------------------------------------------------------------------------

Operating income                                     834,964           276,486
------------------------------------------------------------------------------

Other income (expense)
   Royalties                                         339,816           326,239
   Interest expense and loan fees                   (554,638)         (543,770)
   Interest income (Note 3)                           64,877            68,603
   Other, net                                        (91,646)          (85,283)
------------------------------------------------------------------------------

Total other income (expense)                        (241,591)         (234,211)
------------------------------------------------------------------------------

Net income                                       $   593,373       $    42,275
==============================================================================

Basic and diluted income (loss) per share        $       .19       $       .01
==============================================================================

Weighted average common shares outstanding         3,050,190         3,044,798
==============================================================================
                                 See accompanying summary of accounting policies
                                  and notes to consolidated financial statements

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity


                                                     Additional
                                        Common         Paid-In       Accumulated       Treasury
                                         Stock         Capital         Deficit          Stock           Total
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             $30,857       $3,450,085     $(2,109,859)      $(102,300)     $1,268,783

Net income                                   -                -          42,275               -          42,275
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999              30,857        3,450,085      (2,067,584)       (102,300)      1,311,058

Warrants exercised                          60            3,137               -               -           3,197

Net income                                   -                -         593,373               -         593,373
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000             $30,917       $3,453,222     $(1,474,211)      $(102,300)     $1,907,628
================================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows


Year Ended December 31,                                                               2000                  1999
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Cash received from customers                                               $ 14,876,048          $ 14,967,497
   Cash paid to suppliers and employees                                        (14,241,275)          (14,052,234)
   Interest paid                                                                  (554,638)             (543,770)
   Other                                                                           (26,769)              (16,680)
------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           53,366               354,813
------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                                            (437,613)             (537,073)
   Repayments (advances) on officer note receivable                                  7,647               (13,960)
------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                                         (429,966)             (551,033)
------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from borrowings                                                        799,181               677,157
   Repayments of borrowings                                                       (572,017)             (692,253)
   Repayments on borrowings - related parties, net                                  (9,687)               (9,617)
   Proceeds from warrants exercised                                                  3,197                     -
------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities                               220,674               (24,713)
------------------------------------------------------------------------------------------------------------------

Decrease in cash - restricted                                                            -               387,462
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   (155,926)              166,529

Cash, beginning of year                                                            374,190               207,661
------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                             $    218,264          $    374,190
==================================================================================================================


                                                                    continued...

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (continued)

Year Ended December 31,                                                   2000          1999
------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash
   Provided by operating activities

Net income                                                         $   593,373     $  42,275
Adjustments to reconcile net income to net cash
   Provided by operating activities
     Depreciation and amortization                                     360,840       380,290
     (Increase) decrease in
       Accounts receivable - billed                                 (1,524,434)      266,074
       Accounts receivable - unbilled                                  120,927        75,776
       Inventories                                                    (544,441)        4,276
       Prepaid expenses and other assets                                (7,684)       (2,409)
     Increase (decrease) in
       Accounts payable - trade                                        791,385      (487,031)
       Accrued expenses and other liabilities                           19,498       208,903
       Customer deposits                                               243,902      (133,341)
------------------------------------------------------------------------------------------------

Net cash provided by operating activities                          $    53,366     $ 354,813
================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

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

Principles of            The accompanying consolidated financial statements
Consolidation            include the accounts of Smith-Midland Corporation and
                         its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

                         Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                       Years
                              --------------------------------------------------

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

Shipping and Handling    Amounts billed to customers are recorded in sales and
                         the costs associated with the shipping and handling are recorded as cost of goods sold.

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

Fair Value of            The estimated fair value of financial instruments
Financial Instruments    approximates their carrying amounts as of December 31,
                         2000 and 1999. The estimated fair value of long term debt is based on current rates offered to the Company for debt of the same maturities.

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

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)


Earnings (Loss)          Earnings per share is based on the weighted average
Per Share                number of shares of common stock and dilutive common
                         stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. The Company had no securities which had a dilutive effect on earnings per share for the years ended December 31, 2000 and 1999.

Long-Lived Assets        The Company follows the guidance for accounting for
                         asset impairment set forth in Statement of Financial
                         Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and For Long-
                         Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December
                         31, 2000, the Company has determined no impairment has occurred.

Recent Accounting        In June 1998, the Financial Accounting Standards Board
Pronouncements           issued Statement of Financial Accounting Standards No.
                         133, "Accounting for Derivative Instruments and Hedging
                         Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, which was subsequently amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging
                         Activities", requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Presently the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on its financial position or results of operations.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)


Recent Accounting        The Securities and Exchange Commission ("SEC") has
Pronouncements           issued Staff Accounting  Bulletin No. 101, "Revenue
(continued)              Recognition in Financial Statements" ("SAB 101"). SAB
                         101 is effective in the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes appropriate criteria to be considered in determining recognition of revenue. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

                         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 in 2000 did not have any effect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

Reclassifications        Certain reclassifications have been made in the prior
                         year consolidated financial statements and notes to conform to the December 31, 2000 presentation.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


1.   Property and        Property and equipment consist of the following:
     Equipment

                         December 31,                                                      2000             1999
                         ----------------------------------------------------------------------------------------
                         Land and land improvements                                  $  607,421       $  589,441
                         Buildings                                                    1,960,359        1,792,197
                         Machinery and equipment                                      5,473,860        5,227,067
                         Rental equipment                                                92,818           73,539
                         Construction in progress                                             -           72,632
                         ----------------------------------------------------------------------------------------

                                                                                      8,134,458        7,754,876
                         Less:  accumulated depreciation                              5,449,540        5,146,731
                         ----------------------------------------------------------------------------------------

                                                                                     $2,684,918       $2,608,145
                         ========================================================================================

2.   Notes Payable       Notes payable consist of the following:

                         December 31,                                                      2000             1999
                         ----------------------------------------------------------------------------------------
                         Note payable to individual, maturing December
                           2001; with monthly payments of $1,003 of
                           principal and interest, interest
                           at 12%; collateralized by certain vehicles.               $   11,294       $   21,317

                         Note payable to individual, maturing March
                           2003; with monthly payments of $432 of
                           principal and interest, interest at 12%;
                           collateralized by a drop-deck trailer.                        10,177                -

                         Note payable to First International Bank,
                           maturing June 2021; with monthly
                           payments of $37,087 of principal and
                           interest, interest at prime plus 1.5% (11%
                           at December 31, 2000); collateralized by
                           principally all assets of the Company.                     3,864,383        3,906,716

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

2.   Notes Payable       December 31,                                                       2000              1999
                         -------------------------------------------------------------------------------------------
     (continued)
                         Note payable to First International Bank,
                           maturing January 1, 2005; with monthly
                           payments of $10,961 of principal and interest
                           at prime plus 1.75% (11.25% at December 31,
                           2000); collateralized by blanket lien on
                           Company assets.                                            $  420,956        $  500,000

                         Line of credit with First International Bank,
                           maturing May 1, 2001; interest payable
                           monthly at prime plus 1% (10.5% at December
                           31, 2000); collateralized by accounts
                           receivable and inventory.                                     349,615                 -

                         Installment notes and capitalized leases
                           collateralized by certain machinery and
                           equipment maturing at various dates,
                           primarily August 2001 through January 2005,
                           with interest at 7.25% through 8.25%.                         149,408           130,636

                         Unsecured note payable due on demand, with
                           interest at 14%.                                                    -            20,000
                         ------------------------------------------------------------------------------------------

                                                                                       4,805,833         4,578,669
                         Less current maturities                                         524,305           228,025
                         ------------------------------------------------------------------------------------------

                                                                                      $4,281,528        $4,350,644
                         ==========================================================================================

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


2.   Notes Payable       The Company has a mortgage loan, which is guaranteed
     (continued)         in part by the U.S.  Department of Agriculture Rural
                         Business - Cooperative Services. The Company was also granted a $500,000 line of credit and an additional
                         $500,000 term note. The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits total outstanding indebtedness. The Company was in compliance with these restrictive covenants at December 31, 2000.

                         The $500,000 line of credit is due contractually within the next fiscal year. Management has shown the ability to refinance and/or extend its debt in prior years, and has agreed with the bank to extend this debt as it becomes due in May 2001. There was $349,615 in outstanding borrowings on the line of credit at December 31, 2000.

                         The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

                               Year Ending December 31,              Amount
                              ----------------------------------------------

                                          2001                   $  524,305
                                          2002                      161,713
                                          2003                      168,031
                                          2004                      171,235
                                          2005                       28,265
                                       Thereafter                 3,752,284
                              ----------------------------------------------

                                                                 $4,805,833
                              ==============================================

3.   Related Party       The Company  currently leases three and one half
     Transactions        acres of its Midland, Virginia property from its
                         President, on a month-to-month basis, as additional storage space for the Company's finished work product.
                         The lease agreement calls for annual rent of $6,000.

                         Notes payable - related parties are unsecured, with no specified maturity date (but no earlier than January 1, 2001) and bear interest at 10%. Total interest expense related to these notes was $7,162 and $8,500 for the years ended December 31, 2000 and 1999, respectively.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


3.   Related Party       The Company has an unsecured note receivable from its
     Transactions        President and stockholder with as even- year term
     (continued)         bearing interest at 6%. The terms of the note call for
                         annual principal and interest payments of $45,948, beginning on December 31, 1998, and continuing through maturity. During 1999, the note was increased by $20,776 for additional borrowings. Total interest income on this note was approximately $38,000 and $39,000 for the years ended December 31, 2000 and 1999, respectively.

                         As of December 31, 2000 and 1999, the Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $162,000. Borrowings of approximately $134,000 were outstanding against the cash surrender value at December 31, 2000 and 1999.

4.   Income Taxes        There was no provision for income taxes in 2000 or 1999
                         due to the existence of net operating losses from prior years.

                         The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

                         Year Ended December 31,                             2000                          1999
                         ----------------------------------------------------------------------------------------------

                                                                      Amount       Percent         Amount       Percent
                         ----------------------------------------------------------------------------------------------
                         Income taxes at statutory rate            $ 202,000          34%        $ 14,000         34%
                         Increase (decrease) in taxes
                            resulting from:
                              Reduction in valuation
                                allowance                           (238,000)        (40)         (14,000)       (34)
                              Other                                   36,000           6                -          -
                         ----------------------------------------------------------------------------------------------

                                                                   $       -           -%        $      -          -%
                         ==============================================================================================

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)




4.   Income Taxes        Deferred tax assets (liabilities) are as follows:
     (continued)

                         December 31,                                        2000                 1999
                         ---------------------------------------------------------------------------------
                         Depreciation                                   $ (83,000)         $   (80,000)
                         Provision for doubtful accounts                  103,000              129,000
                         Vacation accrued                                  42,000               34,000
                         Deferred income                                    9,000                9,000
                         Operating loss carryforwards                     889,000            1,106,000
                         -----------------------------------------------------------------------------

                         Net deferred tax asset                           960,000            1,198,000
                         Deferred tax asset valuation allowance          (960,000)          (1,198,000)
                         -----------------------------------------------------------------------------

                                                                        $       -          $         -
                         =============================================================================

                         At December 31, 2000, the Company had approximately $2,224,000 of net operating loss carryforwards with expiration dates through December 31, 2018.

                         The Company has offset the deferred tax asset with a valuation allowance since recoverability of the asset is not assured.

5.   Employee Benefit    The Company has a 401(k) retirement plan (the "Plan")
     Plans               covering substantially all employees. Participants may
                         contribute up to 10% of their compensation to the Plan.
                         The Company contributes 25% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total contributions for the years ended December 31, 2000 and 1999 were $104,284 and $13,631, respectively.

                         The Company has a profit sharing plan which provides for employee bonuses based upon the Company's results of operations. No payments were made during the years ended December 31, 2000 and 1999.

6.   Commitments         a)   The Company has an employment agreement with its
     and                      President which provides for an annual salary of
     Contingencies            up to $175,000. The term of the agreement expires
                              December 31, 2001, and is thereafter automatically renewed for successive one year periods, unless written notice for non-renewal is given. The
                              President is also entitled to receive benefits offered to the Company's other employees, and certain severance benefits if the Company terminates the employment agreement without cause.
                              In addition, the employment agreement precludes the President from disclosing confidential information and from competing with the Company during each year of his employment and for at least one year thereafter.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


6.   Commitments         b)   On August 5, 1994, the Board of Directors and
     and                      Stockholders of the Company adopted the 1994 Stock
     Contingencies            Option Plan (the "1994 Plan") which allows the
     (continued)              Company to grant options to employees, officers,
                              directors and consultants to purchase shares of the Company's Common Stock. Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock
                              Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. On
                              November 21, 2000, the Board of Directors and
                              Stockholders of the Company increased the maximum aggregate number of shares which may be granted under the 1994 Plan to 575,000 of the Company's
                              Common Stock. The following tables summarize activity of the Plan and the stock options outstanding at December 31, 2000:

                                                                 Weighted
                                                                  Average                      Vested
                                                                 Exercise       Options          and
                                                                   Price      Outstanding    Exercisable
                         -------------------------------------------------------------------------------
                         Balance, December 31, 1998                $1.47       111,425         40,299
                         Granted                                     .56        88,000              -
                         Forfeited                                  1.00       (13,150)        (4,182)
                         Vested                                        -             -         27,403
                         ----------------------------------------------------------------------------

                         Balance, December 31, 1999                 1.07       186,275         63,520
                         Granted                                       -             -              -
                         Forfeited                                     -       (11,300)        (5,132)
                         Vested                                        -             -         43,867
                         ----------------------------------------------------------------------------

                         Balance, December 31, 2000                $1.07       174,975        102,255
                         ============================================================================

                                                     Options Outstanding          Options Exercisible
                                            -----------------------------------  --------------------
                                                            Weighted Average
                                             Number of   Remaining Contractual          Number
                         Exercise Prices       Shares        Life (Years)             of Shares
                         ----------------------------------------------------------------------------
                         $0.56                88,000            7.0                    29,331
                         $1.00                66,975            5.7                    52,924
                         $3.50                20,000            5.5                    20,000
                         ----------------------------------------------------------------------------

                                             174,975            6.3                   102,255
                         ============================================================================

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


6.   Commitments         The Company has adopted Statement of Financial
     and Contingencies   Accounting Standards No. 123, Accounting for Stock-
     (continued)         Based Compensation ("SFAS 123"). SFAS 123 establishes
                         alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The
                         Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles
                         Board Opinion No. 25, Accounting for Stock Issued to
                         Employees, and related Interpretations, for stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

                              If the provisions of SFAS 123 had been adopted, the effect on 2000 and 1999 earnings (loss) would have been as follows:

                                                                      2000               1999
                              ---------------------------------------------------------------
                              Net earnings (loss):
                                Reported                           $593,373           $42,275
                                Proforma                            593,373            10,595
                              Basic and diluted earnings (loss)
                                 per share:
                                Reported                           $    .19           $  .014
                                Proforma                                .19              .003

                              For purposes of computing the proforma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 6.43% and expected lives of five to six years. Substantially all options become vested and exercisable ratably over a five year period. The weighted average fair value of options granted during the year ended December 31, 1999 was $.36. No options were granted during the year ended December 31, 2000.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

6.   Commitments         c) In 1999, the Company, through the general
     and Contingencies      contractor, filed claims, in the amount of
     (continued)            approximately $1,100,000 for damages and cost
                            overruns incurred as a result of engineering and design flaws on a project to renovate a building at Rutgers University ("Rutgers"). Specifically, after the Company commenced the Rutgers project, the Company found that the original structure was not structurally sufficient to support the panels as originally designed. The cost overruns relate to re-designing panels, producing panels with additional steel reinforcement, and erection of the panels on the structure. The general contractor filed suit against the Company, Rutgers, and the architect on the project, for damages. While the actual damages were not specified, based upon the pleadings, the general contractor is seeking in excess of $700,000 in damages from the Company. The Company filed a countersuit against the general contractor for damages in excess of $1,100,000. The Company also filed suit against Skylift Corporation, the Company's subcontractor, initially responsible for installation of construction panels, for approximately $1,000,000. The Company has approximately $950,000 due to the general contractor included in reserve for contract loss at December
                            31, 2000 and 1999.

                            The Company's outside counsel has provided the Company with an opinion that a legal basis exists for a claim against the general contractor and Rutgers. All conditions for claim recognition have been satisfied, and as of December 31, 2000 and 1999, approximately $497,000 of the potential $1,100,000 contract claim is included in claims receivable, as such amounts are probable (subject to negotiations and legal proceedings). The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

                         d) In late 1995, the Company filed four separate
                            informal claims totaling $502,000 for damages and costs incurred as a result of specification, policy and operating changes to contracts primarily instituted by the State of Maryland, including the newly issued "Noise Barrier Acceptance Criteria", which occurred after the award of the contracts and after unit production in accordance with the contracts was virtually complete. These claims were increased to approximately $1,080,500 at December 31, 1996.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


6.   Commitments            As of December 31, 2000 all of the claims except one
     and Contingencies      had been settled and the Company has considered
     (continued)            certain counterclaims filed by the State of Maryland
                            in estimating the recoverability of its remaining claim of $76,500 which was fully reserved and certain trade accounts receivable of approximately
                            $149,000 at December 31, 2000.

                         e) In late 1998, the Company filed suit in the circuit
                            court of Lake County, Illinois against Trapani Construction Company ("Trapani") & L. J. Sheridan & Company, as agent for the owner, for the enforcement of a mechanic's lien and the recovery of approximately $120,000 representing the balance due on a contract entered into by the Company to manufacture and install Slenderwall Panels at the Hawthorn Place Medical Center II in Libertyville, Illinois. Work on that building has been completed, approved and accepted by Trapani and the owner. Trapani withheld payment on this project because the Company refused to proceed with a renovation project to reclad Medical Center I, a second building at the same site which was part of the original contract, without a change order to cover incremental costs anticipated as a result of alleged inaccurate specifications supplied by Trapani. The Company believes that it can collect a portion of the balance due, and established a reserve of approximately $80,000 for the remainder.

                        f) In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company. On or about June 20, 1997, Mr. Hughes suffered injuries when a barrier section-coupling device apparatus failed. The suit alleges that the Company sold the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks $10,000,000 in compensatory damages and $10,000,000 in punitive damages. Management believes the suit to be without merit as there is no evidence that indicates that the Company either sold or manufactured the section-coupling device in question. The Company plans to vigorously defend its position, and believes that any settlement will not adversely affect the financial statements.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)


6.   Commitments          g) In January 2001, the Company received notice of a
     and Contingencies       wrongful death lawsuit filed by the Estate of Joy
     (continued)             V. Snyder and her surviving children. On or about
                             March 12, 1998, Ms. Snyder was involved in an automobile accident whereby the rear of her vehicle was struck by another vehicle, which caused her to leave the highway and run into the back of a tractor-trailer owned by Smith-Midland, causing her death. The tractor-trailer was parked on the shoulder to deliver sound abatement panels to a Maryland State Highway Administration project. The suit names the Company, the tractor-trailer driver, the general contractor, and the Maryland State
                             Highway Administration as defendants alleging negligence as to the truck's location on the shoulder of the highway and asks for damages in the amount of $8,000,000 plus interest and costs. The
                             Company believes that its driver was parked properly in accordance with instructions received from the general contractor and that the accident was entirely a result of the negligence by the driver that hit Ms. Snyder, not any of the parties named in the suit. The Company plans to vigorously defend its position, and believes that any settlement will not adversely affect the financial statements.