Form 10QSB
period 2001-03-31
SMITH MIDLAND CORP
filed 2001-05-21
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Filed Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
       March  31, 2001                                             1-13752
---------------------------------                          --------------------



                            SMITH-MIDLAND CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



           Delaware                                             54-1727060
-------------------------------                                 ----------
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

                  Yes   X                       No
                      ------                       ------


         As of May 21, 2001, the Company had outstanding 3,050,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1. Financial Statements

                    Consolidated Balance Sheets;                             1
                    March 31, 2001 (Unaudited);
                    and December 31, 2000 (Audited)

                    Consolidated Statements of Operations                    2
                    (Unaudited); Three months ended
                    March 31, 2001  and 2000

                    Consolidated Statements of Cash Flows                    3
                    (Unaudited); Three months ended
                    March 31, 2001 and 2000

                    Notes to Consolidated Financial Statements (Unaudited)   4

         Item 2. Management's Discussion and Analysis or Plan of Operation   7


PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings                                          10

         Item 2. Changes in Securities and Use of Proceeds                  10

         Item 3. Defaults Upon Senior Securities                            10

         Item 4. Submission of Matters to a Vote of Security Holders        10

         Item 5. Other Information                                          10

         Item 6. Exhibits and Reports on Form 8-K                           10

         Signatures                                                         11

                                 PART I - Financial Information
Item 1.  Financial Statements

                           SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                          (Unaudited)
                                                                March 31,          December 31,
         Assets                                                    2001                2000
         ------                                                ------------        -----------
Current assets:
   Cash and cash equivalents                                   $    404,360        $   218,264
   Accounts receivable:
     Trade - billed, less allowances for doubtful
       accounts of $269,042 and $258,542.                         3,518,092          4,122,118
     Trade - unbilled                                               107,399              2,405
   Inventories:
     Raw materials                                                  664,034            576,995
     Finished goods                                               1,495,048          1,475,383
   Prepaid expenses and other assets                                109,908             62,811
                                                                -----------        -----------
Total current assets                                              6,298,841          6,457,976
                                                                -----------        -----------

Property and equipment, net                                       2,680,030          2,684,918
                                                                -----------        -----------

Other assets:
   Note receivable, officer                                         630,700            630,700
   Claims and accounts receivable                                   960,254            960,254
   Other                                                            301,913            309,374
                                                                -----------        -----------
         Total other assets                                       1,892,867          1,900,328
                                                                -----------        -----------
       Total Assets                                             $10,871,737        $11,043,222
                                                                ===========        ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
   Current maturities of notes payable                          $   527,940        $   524,305
   Accounts payable -- trade                                      2,160,354          2,482,238
   Accrued expenses and other liabilities                           415,393            347,674
   Customer deposits                                                396,816            416,816
                                                                -----------        -----------
     Total current liabilities                                    3,500,503          3,771,033
Reserves for contract losses                                      1,064,845            995,845
Notes payable -- less current maturities                          4,282,493          4,281,528
Notes payable -- related parties                                     87,188             87,188
                                                                -----------        -----------
     Total Liabilities                                            8,935,029          9,135,594
                                                                -----------        -----------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none outstanding                                  --                 --
   Common stock, $.01 par value, authorized 8,000,000
     shares, issued and outstanding 3,050,798                        30,917             30,917
   Additional capital                                             3,453,222          3,453,222
   Treasury Stock                                                  (102,300)          (102,300)
    Retained earnings (deficit)                                  (1,445,131)        (1,474,211)
                                                                -----------        -----------
     Total Stockholders' Equity                                   1,936.708          1,907,628
       Total Liabilities and Stockholders'  Equity              $10,871,737        $11,043,222
                                                                ===========        ===========


    The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                      2001              2000
                                                   ----------        ----------

Revenue                                            $4,758,528        $2,474,448

Cost of goods sold                                  4,031,848         1,913,637
                                                   ----------        ----------

Gross profit                                          726,680           560,811
                                                   ----------        ----------

Operating expenses:
     General and administrative expenses              630,573           602,094
     Selling expenses                                 130,934            97,037
                                                   ----------        ----------

     Total operating expenses                         761,507           699,131
                                                   ----------        ----------

Operating income (loss)                              ( 34,827)         (138,320)
                                                   ----------        ----------

Other income (expense):
     Royalties                                        166,988            79,888
     Interest expense                                (134,253)         (136,125)
     Interest income                                   12,373            14,153
     Other                                             18,799            30,998
                                                   ----------        ----------


         Total other income (expense)                  63,907           (11,086)
                                                   ----------        ----------

Income (loss) before income taxes                      29,080          (149,406)
Income tax expense                                         --                --
                                                   ----------        ----------

         Net income                                $   29,080        $ (149,406)
                                                   ==========        ==========

Basic and diluted income per share                 $      .01        $     (.05)
                                                   ==========        ==========

Weighted average common shares outstanding          3,050,798         3,050,798
                                                   ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2001               2000
                                                                                 ------------       -----------
Cash flows from operating activities:
     Cash received from customers                                                $  5,404,548       $ 2,798,106
     Cash paid to suppliers and employees                                          (5,030,428)       (2,756,188)
     Interest paid                                                                   (134,252)         (136,125)
     Other                                                                             31,172            45,151
                                                                                 ------------       -----------
       Net cash (absorbed) by operating activities                                    271,040           (49,056)
                                                                                 ------------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                              (89,545)          (78,297)
     (Increase) decrease in officer note receivable                                        --                --
                                                                                 ------------       -----------
       Net cash absorbed by investing activities                                      (89,545)          (78,297)
                                                                                 ------------       -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                     48,404           515,211
     Repayments of borrowings - related party                                              --            (2,343)
     Repayments of bank borrowings                                                    (43,803)          (44,263)
     Proceeds from issuance of common stock, net                                           --             3,590
                                                                                 ------------       -----------
       Net cash provided by financing activities                                        4,601           472,195
                                                                                 ------------       -----------

Net increase (decrease) in cash and cash equivalents                                  186,096           344,842

Cash and cash equivalents at beginning of period                                      218,264           374,190
                                                                                 ------------       -----------

Cash and cash equivalents at end of period                                       $    404,360       $   719,032
                                                                                 ============       ===========

Reconciliation of net income (loss) to net cash provided
          (absorbed) by operating activities:

Net income (loss)                                                                $     29,080       $  (149,406)
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                   94,433            91,017
       Decrease (increase) in other assets                                              7,461             3,500
       Decrease (increase) in:
         Accounts receivable - billed                                                 604,026           113,846
         Accounts receivable - unbilled                                              (104,994)           91,722
         Inventories                                                                 (106,704)          (40,890)
         Prepaid expenses and other assets                                            (47,097)          (10,479)
       Increase (decrease) in:
         Accounts payable - trade                                                    (321,884)         (248,649)
         Accrued expenses and other liabilities                                       136,719            62,081
         Customer deposits                                                            (20,000)           38,202
                                                                                 ------------       -----------
Net cash provided (absorbed) by operating activities                             $    271,040       $   (49,056)
                                                                                 ============       ===========


             The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2001

Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month periods ended March 31, 2001 and 2000.

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

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 presentation.

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

     No provision for income taxes has been made for the three-month periods ended March 31, 2001 and 2000 as the Company does not expect to incur income tax expense for fiscal year 2001 and did not incur income tax expense in fiscal year 2000.

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

Net Income (Loss) Per Share

     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At March 31, 2001, there was no material dilutive effect on income per share.

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

In 1998, the Company began work on a contract to renovate the Bradley Hall building at Rutgers University (the "Bradley Hall project"). This project, which was completed in October 1999, involved the design, production, and installation of Slenderwall panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. Management estimates that the cost overruns to the Company for the project are approximately $1.6 million and estimates that the total loss on the job before recovery on any claims by the Company is approximately $1.45 million, which has been booked in its entirety as of December 31, 1999. In 1999, the general contractor filed claims on the Company's behalf in the amount of $1.1 million. As of March 31, 2001 $497,000 of the contract claim has been included in accounts receivable. The Company is currently involved in litigation over this matter, and there can be no assurance that the loss will not exceed the $1.45 million estimate or that the Company will be able to collect any of its claim. The Company believes that, based on the specific facts and circumstances and prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2001 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2001. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended March 31, 2001 compared to the three months ended March 31, 2000

     For the three months ended March 31, 2001, the Company had total revenue of $4,758,528 compared to total revenue of $2,474,448 for the three months ended March 31, 2000, an increase of $2,284,080 or 92%. Total product sales were $4,174,287 for the three months ended March 31, 2001 compared to $2,211,166 for the same period in 2000, an increase of $1,963,121 or 89%. Shipping and installation revenue was $584,241 for the three months ended March 31, 2001 and $263,282 for the same period in 2000, an increase of $320,959, or 122%. The increase in revenue for the period ending March 31, 2001 was attributable to strong demand in the Company's primary markets with increased sales being registered in almost all product categories.

     Total cost of goods sold for the three months ended March 31, 2001 was $4,031,848, an increase of $2,118,211, or 111% from $1,913,637 for the three months ended March 31, 2000. The increase was a result of the increased volume combined with an increase in the average cost of products sold in the period. Total cost of goods sold, as a percentage of total revenue, increased to 85% for the three months ended March 31, 2001, from 77% for the three months ended March 31, 2000. The cost of products sold averaged 77% in the first quarter of 2001, which included an addition to the reserve for contract losses of $69,000 compared to 73% in the first quarter of 2000, which did not include any additional loss reserves. The cost of shipping and installation services however, exceeded shipping and installation revenue in the 2001 period by $220,869 due primarily to higher costs on SlenderwallTM and architectural project installations.

     For the three months ended March 31, 2001, the Company's general and administrative expenses increased $28,479, or 5%, to $630,573 from $602,094 during the same period in 2000. The majority of the increase was attributed to higher salary expenses in the quarter ending March 31, 2001.

     Sales and marketing expenses for the three months ended March 31, 2001 increased $33,897 to $130,934 from $97,037 for the three months ended March 31, 2000 an increase of 35%, primarily as a result of increases in salaries and sales commissions due to the higher volumes and slightly higher expenditures for advertising.

     The Company's operating loss for the three months ended March 31, 2001 was $(34,827), compared to an operating loss of $(138,320) for the three months ended March 31, 2000, a decrease of $103,493. The improved operating income resulted from a 30% increase in gross profit reduced by a 9% increase in operating expenses.

     Royalty income totaled $166,988 for the three months ended March 31, 2001, compared to $79,888 for the same three months in 2000. The increase of $87,100, or 109%, was due to a higher volume of product sales by licensees and increased sign-up fees from new licensees.

       Interest expense was $134,252 for the three months ended March 31, 2001, compared to $136,125 for the three months ended March 31, 2000. The decrease of $1,873, or 1%, was due to slightly lower levels of average debt outstanding in the quarter ending March 31, 2001 compared to the quarter ending March 31, 2000 and slightly lower average interest rates in the current quarter.

     The net income was $29,080 for the three months ended March 31, 2001 compared to a net loss of $149,406 for the same period in 2000. Net income per share for the 2001 three month period was $0.01 compared to net loss per share of $0.05 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     The Company generally finances its capital expenditures, operating requirements and growth with proceeds from operations, and bank and other borrowings. The Company had $4,897,621 of indebtedness at March 31, 2001, of which $527,940 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime matures in May 2001 however, the Company has agreed with the FIB to extend the line of credit upon its maturity date. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

     Capital spending increased slightly to $89,545 in the quarter ended March 31, 2001 from $78,297 in the comparable period of the prior year, mainly because of routine equipment replacements. Planned capital expenditures for 2001 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 2001.

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

                           PART II - Other Information


Item 1.  Legal Proceedings.  Reference is made to Item 3 of the Company's Annual
         ------------------
         Report on Form 10-KSB for the year ended December 31, 2000 for information as to reported legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds.  None
         ------------------------------------------


Item 3.  Defaults Upon Senior Securities.  None
         -------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.   None
         ---------------------------------------------------


Item 5.  Other Information.  None.
         -----------------


Item 6.  Exhibits and Reports on Form 8-K. None.
         --------------------------------

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION




Date: May 21, 2001                       By: /s/ Rodney I. Smith
                                         -------------------------------------
                                         Rodney I. Smith
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (principal executive officer)


Date: May 21, 2001                       By: /s/ Robert E. Albrecht, Jr.
                                         -------------------------------------
                                         Robert E. Albrecht, Jr.
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)