Form 10QSB
period 2001-06-30
SMITH MIDLAND CORP
filed 2001-08-17
CIK 924719

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                     Commission File Number
       June 30, 2001                                       1-13752
     -----------------                                    ---------


                            SMITH-MIDLAND CORPORATION
                            -------------------------
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)


           Delaware                                      54-1727060
    ------------------------                             ----------
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


         As of August 13, 2001, the Company had outstanding 3,086,798 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                       Consolidated Balance Sheets (Unaudited);                3
                       June 30, 2001 and December 31, 2000

                       Consolidated Statements of Operations                   4
                       (Unaudited); Three months ended
                       June 30, 2001  and 2000

                       Consolidated Statements of Operations                   5
                       (Unaudited); Six months ended
                       June 30, 2001  and 2000

                       Consolidated Statements of Cash Flows                   6
                       (Unaudited); Six months ended
                       June 30, 2001 and 2000

                       Notes to Consolidated Financial Statements (Unaudited)  7

         Item 2.  Management's Discussion and Analysis of Financial            9
                   Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           15

         Item 2.  Changes in Securities and Use of Proceeds                   15

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 5.  Other Information                                           15

         Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                           16

                         PART I - Financial Information

Item 1.  Financial Statements
         --------------------

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 30,         December 31,
         Assets                                                            2001               2000
         ------                                                        -----------         ----------

Current assets:
   Cash and cash equivalents                                           $  348,452          $  218,264
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $279,542 and $258,542                                            4,638,929           4,122,118
     Trade - unbilled                                                     118,852               2,405
   Inventories:
     Raw materials                                                        592,449             576,995
     Finished goods                                                     1,065,932           1,475,383
   Prepaid expenses and other assets                                      116,379              62,811
                                                                      -----------        ------------
  Total current assets                                                  6,880,993           6,457,976
                                                                      -----------        ------------

Property and equipment, net                                             2,668,534           2,684,918
                                                                      -----------        ------------

Other assets:
   Note receivable, officer                                               630,700             630,700
   Claims and accounts receivable                                         960,254             960,254
   Other                                                                  300,904             309,374
                                                                      -----------        ------------
       Total other assets                                               1,891,858           1,900,328
                                                                      -----------        ------------
       Total Assets                                                   $11,441,385        $ 11,043,222
                                                                      ===========        ============

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
   Current maturities of notes payable                                $   745,270        $    524,305
   Accounts payable - trade                                             1,921,976           2,482,238
   Accrued expenses and other liabilities                                 710,908             347,674
   Customer deposits                                                      266,716             416,816
                                                                      -----------        ------------
     Total current liabilities                                          3,644,870           3,771,033
Reserves for Contract Losses                                            1,064,845             995,845
Notes payable - less current maturities                                 4,150,010           4,281,528
Notes payable - related parties                                            85,091              87,188
                                                                      -----------        ------------
     Total Liabilities                                                  8,944,816           9,135,594
                                                                      -----------        ------------


Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                         --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares, issued 3,127,718 and 3,091,718 shares,
     outstanding, 3,086,798 and 3,050,798 shares                           31,277              30,917
   Additional capital                                                   3,472,034           3,453,222
   Treasury Stock                                                        (102,300)           (102,300)
    Retained earnings (deficit)                                          (904,442)         (1,474,211)
                                                                      -----------        ------------
     Total Stockholders' Equity                                         2,496,569           1,907,628
                                                                      -----------        ------------
       Total Liabilities and Stockholders'  Equity                    $11,441,385        $ 11,043,222
                                                                      ===========        ============

 The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                     2001               2000
                                                 ------------       -----------
Revenue                                            $5,989,964        $3,780,164

Cost of goods sold                                  4,805,998         2,916,570
                                                  -----------        ----------

Gross profit                                        1,183,966           863,594
                                                  -----------        ----------

Operating expenses:
     General and administrative expenses              581,479           532,031
     Selling expenses                                 179,136            93,185
                                                  -----------        ----------

     Total operating expenses                         760,615           625,216
                                                  -----------        ----------

Operating income                                      423,351           238,378
                                                  -----------        ----------

Other income (expense):
     Royalties                                        242,116           102,404
     Interest expense                                (121,281)         (140,987)
     Interest income                                   11,771            21,223
     Other                                            (15,291)          (12,007)
                                                  -----------        ----------
         Total other income (expense)                 117,315           (29,367)
                                                  -----------        ----------
Income before income taxes                            540,666           209,011
Income tax expense (benefit)                               --                --
                                                  -----------        ----------

         Net income                               $   540,666        $  209,011
                                                  ===========        ==========

Basic and diluted earnings per share              $       .18        $      .07
                                                  ===========        ==========

Weighted average common shares outstanding          3,056,230         3,050,798
                                                  ===========        ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Six Months Ended
                                                           June 30,
                                                     2001              2000
                                                 ------------      ------------
Revenue                                           $10,748,492        $6,254,612

Cost of goods sold                                  8,837,845         4,830,207
                                                  -----------      ------------

Gross profit                                        1,910,647         1,424,405
                                                  -----------      ------------

Operating expenses:
     General and administrative expenses            1,212,053         1,134,125
     Selling expenses                                 310,070           190,221
                                                  -----------      ------------

     Total operating expenses                       1,522,123         1,324,346
                                                  -----------      ------------

Operating income                                      388,524           100,059
                                                  -----------      ------------
Other income (expense):
     Royalties
                                                      409,103           182,292
     Interest expense                                (255,533)         (277,112)
     Interest income                                   24,143            35,376
     Other                                              3,509            18,993
                                                  -----------      ------------

         Total other income (expense)                 181,222           (40,451)
                                                  -----------      ------------

Income before income taxes                            569,746            59,608
Income tax expense (benefit)                               --                --
                                                  -----------      ------------

         Net income                               $   569,746      $     59,608
                                                  ===========      ============

Basic and diluted earnings per share              $       .19      $        .02
                                                  ===========      ============

Weighted average common shares outstanding          3,053,529         3,050,798
                                                  ===========      ============


   The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                       2001            2000
                                                                                  -------------     -----------
Cash flows from operating activities:
     Cash received from customers                                                 $  10,374,237     $ 6,817,949
     Cash paid to suppliers and employees                                            (9,950,919)     (6,285,218)
     Interest paid                                                                     (255,533)       (277,112)
     Other                                                                               27,652         141,653
                                                                                  -------------     -----------
       Net cash provided by operating activities                                        195,437         397,272
                                                                                  -------------     -----------
Cash flows from investing activities:
     Purchases of property and equipment                                               (171,794)       (204,013)
                                                                                  -------------     -----------
       Net cash absorbed by investing activities                                       (171,794)       (204,013)
                                                                                  -------------     -----------
Cash flows from financing activities:
     Proceeds from bank borrowings                                                      198,080         551,900
     Repayments of bank borrowings-related party                                         (2,097)         (4,749)
     Repayments of bank borrowings                                                     (108,610)        (92,379)
     Proceeds from issuance of common stock, net                                         19,172           3,590
                                                                                  -------------     -----------
       Net cash provided by financing activities                                        106,545         458,362
                                                                                  -------------     -----------

Net increase in cash and cash equivalents                                               130,188         651,621

Cash and cash equivalents at beginning of period                                        218,264         374,190
                                                                                  -------------     -----------

Cash and cash equivalents at end of period                                        $     348,452     $ 1,025,811
                                                                                  =============     ===========
Reconciliation of net income to net cash provided
     (absorbed) by operating activities:

Net income                                                                        $     569,746     $    59,607
Adjustments to reconcile net income to net cash
     provided (absorbed) by operating activities:
       Depreciation and amortization                                                    188,178         184,657
       Decrease (increase) in other assets                                                8,470          (8,527)
       Decrease (increase) in:
         Accounts receivable - billed                                                  (516,811)       (289,231)
         Accounts receivable - unbilled                                                (116,447)        185,974
         Inventories                                                                    393,997        (277,060)
         Prepaid expenses and other assets                                              (53,568)        (52,782)
       Increase (decrease) in:
         Accounts payable - trade                                                      (560,262)       (157,851)
         Accrued expenses and other liabilities                                         432,234         268,183
         Customer deposits                                                             (150,100)        484,302
                                                                                  -------------     -----------
Net cash provided (absorbed) by operating activities                              $     195,437     $   397,272
                                                                                  =============     ===========


   The accompanying notes are an integral part of these consolidated financial statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and six-month periods ended June 30, 2001 and 2000.

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

     No provision for income taxes has been made for the three- and six-month periods ended June 30, 2001 and 2000, as the Company does not expect to incur income tax expense for 2001 and did not incur income tax expense during 2000 due to net operating loss carryforwards.

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of soundwall and Slenderwall/TM/ concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. At June 30, 2001 there was no material dilutive effect on earnings (loss) per share.

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
                            and Results of Operations
                            -------------------------


General

     The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks/TM/ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a soundwall barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces custom order precast concrete products, with various architectural surfaces, typically used in commercial building construction as well as utility vaults, and farm products such as cattleguards and water and feed troughs.

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2001. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended June 30, 2001 compared to the three months ended June 30, 2000

     For the three months ended June 30, 2001, the Company had total revenue of $5,989,964 compared to total revenue of $3,780,164 for the three months ended June 30, 2000, an increase of $2,209,800, or 58%. The Company had higher product sales of $5,053,247 for the three months ended June 30, 2001 compared to $2,843,961 for the same period in 2000, an increase of $2,209,286, or 78%. Because of the strong product demand in its major market areas, almost all major product categories had significant increases, including Easi-Set Precast Buildings, Slenderwall, architectural precast products and highway safety barrier. Shipping and installation revenue remained relatively constant at $936,717 for the three months ended June 30, 2001 and $936,203 for the same period in 2000.

     Total cost of goods sold for the three months ended June 30, 2001 was $4,805,998, an increase of $1,889,428, or 65%, from $2,916,570 for the three months ended June 30, 2000. The majority of the increase was the result of the higher sales volume however, total cost of goods sold, as a percentage of total revenue, also increased to 80% for the three months ended June 30, 2001, from 77% for the three months ended June 30, 2000 as the Company incurred higher production costs relative to the revenue and higher shipping and installation expenses.

     For the three months ended June 30, 2001, the Company's general and administrative expenses increased $49,448 to $581,479 from $532,031 during the same period in 2000. The 9% increase was mainly attributable to higher legal fees and office supplies offset by lower professional fees from the lower use of consultants.

     Selling expenses for the three months ended June 30, 2001 increased $85,951, or 92%, to $179,136 from $93,185 for the three months ended June 30, 2000, resulting from increased staffing levels and slightly higher advertising costs.

     The Company's operating income for the three months ended June 30, 2001 was $423,351, compared to operating income of $238,378 for the three months ended June 30, 2000, an increase of $184,973, or 78%. The overall gross profit improved from the increased sales volume, but higher selling expenses and general and administrative expenses, caused a reduction in overall operating income.

     Royalty income totaled $242,116 for the three months ended June 30, 2001, compared to $102,404 for the same three months in 2000. The increase of $139,712, or 136%, was due to increased start-up license fees and increased building and barrier royalties based on increased sales activity by the Company's licensees in the 2001 period as compared to the 2000 period.

     Interest expense was $121,281 for the three months ended June 30, 2001, compared to $140,987 for the three months ended June 30, 2000. The decrease of $19,706, or 14%, was due to lower interest rates as the average levels of debt outstanding in the 2001 period increased slightly.

     Other expense was $15,291 for the three months ended June 30, 2001 compared to $12,007 for the three months ended June 30, 2000, an increase of $3,284. The increase is attributable to the net effects of an increase in miscellaneous expenses offset by barrier rental income.

     The net profit was $540,666 for the three months ended June 30, 2001, compared to a net profit of $209,011 for the same period in 2000. The basic and diluted net profit per share for the current three month period was $.18 compared to basic and diluted net profit per share of $.07 for the three months ended June 30, 2000.


 Six months ended June 30, 2001 compared to the six months ended June 30, 2000

     For the six months ended June 30, 2001, the Company had total revenue of $10,748,492 compared to total revenue of $6,254,612 for the six months ended June 30, 2000, a increase of $4,493,880, or 72%. The Company had higher product sales of $9,227,534 for the six months ended June 30, 2001, compared to $5,055,127 for the same period in 2000, an increase of $4,172,407, or 83%. Every major product category except soundwall incurred significant sales increases in the current six month period. Easi-Set Precast Buildings, Slenderwall, architectural precast panels, highway safety barrier and utility manholes all enjoyed strong product demand in the Company's major market areas. Shipping and installation revenue was $1,520,959 for the six months ended June 30, 2001 and $1,199,485 for the same period in 2000, an increase of $321,474, or 27%. The increase was attributable to higher overall sales of products requiring installation and shipping in the 2001 period, as compared to the 2000 period.

     Total cost of goods sold for the six months ended June 30, 2001 was $8,837,846, an increase of $4,007,639, or 83%, from $4,830,207 for the six months ended June 30, 2000. The majority of the increase was the result of the higher volume of sales however, total cost of goods sold, as a percentage of total revenue, also increased to 82% for the six months ended June 30, 2001, from 77% for the six months ended June 30, 2000 as the Company incurred higher production costs relative to the revenue and higher shipping and installation expenses.

     For the six months ended June 30, 2001, the Company's general and administrative expenses increased $77,928, or 7%, from $1,134,125 for the same period in 2000. The increase occurred primarily in legal expense, office supplies and finance charges offset by lower professional fees from the lower use of consultants, and lower salaries and related expenses from lower staff levels.

     Selling expenses for the six months ended June 30, 2001 increased $119,849, or 63%, to

$310,070 from $190,221 for the six months ended June 30, 2000. The increase was primarily a result of increased staffing levels as the Company sought to increase its sales effort in the face of anticipated slower economic conditions.

     The Company's operating income for the six months ended June 30, 2001 was $388,524, compared to operating income of $100,059 for the six months ended June 30, 2000, an increase of $288,465. The overall gross profit improved due to the increased sales volume, but higher selling and general and administrative expenses caused a reduction in overall operating income.

     Royalty income totaled $409,103 for the six months ended June 30, 2001, compared to $182,292 for the same six months in 2000. The increase of $226,811, or 124% was due to increased start-up fees and increased building and barrier royalties based on increased sales activity by the Company's licensees in the 2001 period as compared to the 2000 period.

       Interest expense was $255,533 for the six months ended June 30, 2001, compared to $277,112 for the six months ended June 30, 2000. The decrease of $21,579, or 8%, was a result of lower interest rates in the current period with slightly higher levels of debt outstanding.

     Other income was $3,509 for the six months ended June 30, 2001 compared to $18,993 for the six months ended June 30, 2000, a decrease of $15,484. The decrease was attributable to lower levels of income from miscellaneous sources.

     Net income was $569,746 for the six months ended June 30, 2001, compared to net income of $59,608 for the same period in 2000. The basic and diluted earnings per share for the current six month period was $.19 compared to $.02 per share for the six months ended June 30, 2000.


Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, bank and other borrowings, and equity financing. The Company had $4,895,280 of indebtedness at June 30, 2001, of which $745,270 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note dramatically improved the Company's current debt ratio and debt service. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime expired in May 2001, and the Company and the Bank have agreed to extend the line to May 2002. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

     Capital spending totaled $171,794 in the six month period ended June 30, 2001, which was a decrease of 16% from $204,013 in the comparable period of the prior year. Planned capital expenditures for 2001 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 2001.

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

Other Comments

       As of June 30, 2001 the Company's backlog was approximately $8.1 million versus a backlog of approximately $5.5 million as of June 30, 2000. As of August 13, 2001, the Company's backlog had decreased to approximately $7.3 million versus a backlog of $6.6 million for the comparable period in 2001. The majority of the projects relating to the backlog as of August 13, 2001 are contracted to be constructed in 2001. The recent drop in the Company's backlog is due to (1) increased production levels at the Company, resulting in a lower degree of deferral in commencing projects, and (2) a decreased level of new sales and projects, in view of the slower economy. In the event the economic slow down continues, future sales levels are liable to be adversely effected.

     Management believes that the Company's operations have not been materially affected by inflation.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible

Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Adoption of SFAS 141 and 142 will not have a material impact on the Company's financial position or results of operations.

                           PART II - Other Information


Item 1.  Legal Proceedings.
         ------------------

         Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 for information as to reported legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.  None.
         -----------------------------------------


Item 3.  Defaults Upon Senior Securities.  None
         -------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.  None
         ---------------------------------------------------


Item 5.  Other Information.  None.
         -----------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         The Company filed Reports on Form 8-K on June 11, 2001 and June 27, 2001. In each case, the Company reported an extension of the expiration date of it public warrants.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION




Date: August 17, 2001                    By: /s/ Rodney I. Smith
                                         -----------------------
                                         Rodney I. Smith
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (principal executive officer)


Date: August 17, 2001                    By: /s/ Robert E. Albrecht, Jr.
                                         -------------------------------
                                         Robert E. Albrecht, Jr.
                                         Chief Financial Officer
                                         (principal financial officer)