Form 10QSB
period 2001-09-30
SMITH MIDLAND CORP
filed 2001-11-19
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
     September 30, 2001                                           1-13752
------------------------------                                    -------



                            SMITH-MIDLAND CORPORATION
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)


             Delaware                                          54-1727060
--------------------------------                               ----------
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


         As of November 12, 2001, the Company had outstanding 3,110,131 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                     Consolidated Balance Sheets (Unaudited);             3
                     September 30, 2001 and December 31, 2000

                     Consolidated Statements of Operations                4
                     (Unaudited); Three months ended
                     September 30, 2001 and 2000

                     Consolidated Statements of Operations                5
                     (Unaudited); Nine months ended
                     September 30, 2001 and 2000

                     Consolidated Statements of Cash Flows                6
                     (Unaudited); Nine months ended
                     September 30, 2001 and 2000

                     Notes to Consolidated Financial Statements
                     (Unaudited)                                          7

         Item 2. Management's Discussion and Analysis of Financial       10
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      15

         Item 2.  Changes in Securities and Use of Proceeds              15

         Item 3.  Defaults Upon Senior Securities                        15

         Item 4.  Submission of Matters to a Vote of Security Holders    15

         Item 5.  Other Information                                      15

         Item 6.  Exhibits and Reports on Form 8-K                       15

         Signatures                                                      16

                                          PART I - Financial Information
Item 1.    Financial Statements
           --------------------
                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)
                                                                                September 30,       December 31,
         Assets                                                                     2001                2000
         ------                                                                 ------------        ------------
Current assets:
   Cash and cash equivalents                                                        $655,046            $218,264
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $289,197 and $258,542                                                       6,975,780           4,122,118
     Trade - Cost in excess of billings                                              226,687               2,405
   Inventories:
     Raw materials                                                                   639,059             576,995
     Finished goods                                                                  817,776           1,475,383
   Prepaid expenses and other assets                                                 204,315              62,811
                                                                                ------------        ------------
        Total current assets                                                       9,518,663           6,457,976
                                                                                ------------        ------------

Property and equipment, net                                                        2,622,422           2,684,918
                                                                                ------------        ------------

Other assets:
   Note receivable, officer                                                          630,700             630,700
   Claims and accounts receivable                                                    960,182             960,254
   Other                                                                             298,102             309,374
                                                                                ------------        ------------
     Total other assets                                                            1,888,984           1,900,328
                                                                                ------------        ------------
       Total Assets                                                              $14,030,069         $11,043,222
                                                                                ============        ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Current maturities of notes payable                                              $715,502            $524,305
   Accounts payable - trade                                                        3,322,009           2,482,238
   Accrued expenses and other liabilities                                            718,158             347,674
   Customer deposits                                                                 416,716             416,816
                                                                                ------------        ------------
     Total current liabilities                                                     5,172,385           3,771,033
Reserve for Contract Loss                                                          1,025,556             995,845
Notes payable - less current maturities                                            4,130,302           4,281,528
Notes payable - related parties                                                       82,464              87,188
                                                                                ------------        ------------
       Total Liabilities                                                          10,410,707           9,135,594
                                                                                ------------        ------------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                                 --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares,
     issued 3,141,051 shares,  outstanding 3,100,131 shares                           31,410              30,917
   Additional capital                                                              3,479,037           3,453,222
   Treasury stock                                                                   (102,300)           (102,300)
   Retained earnings (deficit)                                                       211,215          (1,474,211)
                                                                                ------------        ------------
     Total Stockholders' Equity                                                    3,619,362           1,907,628
                                                                                ------------        ------------
       Total Liabilities and Stockholders'  Equity                               $14,030,069         $11,043,222
                                                                                ============        ============

             The accompanying notes are an integral part of these consolidated financial statements.

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                 2001                   2000
                                                                              -----------            -----------
Revenue                                                                       $ 7,089,314            $ 4,110,102

Cost of goods sold                                                              5,286,480              3,015,023
                                                                              -----------            -----------

Gross profit                                                                    1,802,834              1,095,079
                                                                              -----------            -----------

Operating expenses:
     General and administrative expenses                                          656,806                523,369
     Selling expenses                                                             238,895                153,578
                                                                              -----------            -----------

     Total operating expenses                                                     895,701                676,947
                                                                              -----------            -----------

Operating income                                                                  907,133                418,132
                                                                              -----------            -----------

Other income (expense):
     Royalties                                                                    325,134                 65,374
     Interest expense                                                            (110,072)              (139,264)
     Interest income                                                               11,490                 16,752
     Other                                                                        (18,028)               (38,423)
                                                                              -----------            -----------

         Total other income (expense)                                             208,524                (95,561)
                                                                              -----------            -----------

Income before income taxes                                                      1,115,657                322,571
Income tax expense (benefit)                                                         --                     --
                                                                              -----------            -----------

         Net income                                                           $ 1,115,657            $   322,571
                                                                              ===========            ===========

Basic and diluted earnings per share                                          $       .36            $       .11
                                                                              ===========            ===========

Weighted average common shares outstanding                                      3,092,921              3,050,798
                                                                              ===========            ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  2001                   2000
                                                                              ------------           ------------
Revenue                                                                       $ 17,837,805           $ 10,364,713

Cost of goods sold                                                              14,124,301              7,845,231
                                                                              ------------           ------------

Gross profit                                                                     3,713,504              2,519,482
                                                                              ------------           ------------

Operating expenses:
     General and administrative expenses                                         1,868,859              1,657,494
     Selling expenses                                                              548,965                343,799
                                                                              ------------           ------------


     Total operating expenses                                                    2,417,824              2,001,293
                                                                              ------------           ------------

Operating income                                                                 1,295,680                518,189
                                                                              ------------           ------------

Other income (expense):
     Royalties                                                                     734,237                247,666
     Interest expense                                                             (365,605)              (416,376)
     Interest income                                                                35,633                 52,128
     Other                                                                         (14,520)               (19,430)
                                                                              ------------           ------------

         Total other income (expense)                                              389,745               (136,012)
                                                                              ------------           ------------

Income before income taxes                                                       1,685,425                382,177
Income tax expense (benefit)                                                          --                     --
                                                                              ------------           ------------

         Net income                                                           $  1,685,425           $    382,177
                                                                              ============           ============

Basic and diluted earnings per share                                          $        .55           $        .13
                                                                              ============           ============

Weighted average common shares outstanding                                       3,066,804              3,049,988
                                                                              ============           ============


             The accompanying notes are an integral part of these consolidated financial statements.

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  2001                   2000
                                                                              ------------           ------------
Cash flows from operating activities:
     Cash received from customers                                             $ 15,494,197           $ 10,703,402
     Cash paid to suppliers and employees                                      (14,571,294)           (10,074,073)
     Interest paid                                                                (365,605)              (416,376)
     Other                                                                          21,114                 32,698
                                                                              ------------           ------------
       Net cash provided (absorbed) by operating activities                        578,412                245,651
                                                                              ------------           ------------

Cash flows from investing activities:
     Purchases of property and equipment                                          (203,186)              (284,170)
     Decrease (increase) in officer note receivable                                   --                     --
                                                                              ------------           ------------
         Net cash absorbed by investing activities                                (203,186)              (284,170)
                                                                              ------------           ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                      213,758                561,823
     Repayment of borrowings-related party                                          (4,724)                (7,193)
     Repayments of  borrowings                                                    (173,786)              (541,380)
     Proceeds from issuance of common stock, net                                    26,308                  3,590
                                                                              ------------           ------------
       Net cash provided (absorbed) by financing activities                         61,556                 16,840


Net increase (decrease) in cash and cash equivalents                               436,782                (21,679)

Cash and cash equivalents at beginning of period                                   218,264                374,190
                                                                              ------------           ------------

Cash and cash equivalents at end of period                                    $    655,046           $    352,511
                                                                              ============           ============



Reconciliation of net income (loss) to net cash provided
     (absorbed) by operating activities:

Net income                                                                    $  1,685,425           $    382,177
Adjustments to reconcile net income to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                               288,170                278,574
       Decrease (increase) in:
         Accounts receivable - billed                                           (2,853,662)              (446,698)
         Accounts receivable - unbilled                                           (224,282)               418,319
         Inventories                                                               595,543               (343,582)
         Prepaid expenses and other assets                                        (152,848)               (37,091)
       Increase (decrease) in:
         Accounts payable - trade                                                  839,771               (132,832)
         Accrued expenses and other liabilities                                    400,195                  7,382
         Customer deposits                                                             100                119,402
                                                                              ------------           ------------
Net cash provided (absorbed) by operating activities                          $    578,412           $    245,651
                                                                              ============           ============


             The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and nine-month periods ended September 30, 2001 and 2000.

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

     No provision for income taxes has been made for the three- and nine-month periods ended September 30, 2001 and 2000, as the Company does not expect to incur federal income tax expense for 2001 and did not incur federal income tax expense during 2000.

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

Earnings Per Share

     Earnings per share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. For the three- and nine-month periods ended September 30, 2001 and 2000 there was no material dilutive effect on earnings per share.

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


     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2001. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     For the three months ended September 30, 2001, the Company had total revenue of $7,089,314 compared to total revenue of $4,110,102 for the three months ended September 30, 2000, an increase of $2,979,212, or 72%. Total product sales were $6,039,687 for the three months ended September 30, 2001 compared to $3,578,211 for the same period in 2000, an increase of $2,461,476, or 69%. Strong product demand in most of the Company's market areas allowed almost all major product categories to record significant increases, including Easi-Set Precast Buildings, SlenderwallTM, architectural precast products and highway safety barriers. At the same time the Company's increased manufacturing capability allowed it to produce higher product volumes and reduce its backlog. Shipping and installation revenue was $1,049,627 for the three months ended September 30, 2001 and $531,891 for the same period in 2000, an increase of $517,736, or 97%. The increase was attributable to higher shipping revenue due to the overall increase in sales volume combined with an increase installation activity primarily on the commercial building products.

     Total cost of goods sold for the three months ended September 30, 2001 was $5,286,480, an increase of $2,271,457, or 75%, from $3,015,023 for the three months ended September 30, 2000. The majority of the increase was due to the increased volume. Cost of goods sold, as a percentage of total revenue increased only slightly to 74.6% for the three months ended September 30, 2001, from 73.4% for the three months ended September 30, 2000.

     For the three months ended September 30, 2001, the Company's general and administrative expenses increased $133,437 to $656,806 from $523,369 during the same period in 2000. The 26% increase is due to higher personnel and personnel related costs, as well as higher legal fees and insurance costs, offset in part by lower professional fees.

     Selling expenses for the three months ended September 30, 2001 increased $85,317, or 56%, to $238,895 from $153,577 for the three months ended September 30, 2000, resulting primarily from increased salary expenses due to higher staffing levels in the 2001 period and increased sales commissions due to the higher sales volume.

     The Company's operating income for the three months ended September 30, 2001 was $907,133 compared to operating income of $418,132 for the three months ended September 30, 2000, an increase of $489,001, or 117%. The increased operating income was a result of the higher sales in the current year, which was partially offset by increased operating expenses.

     Royalty income totaled $325,133 for the three months ended September 30, 2001, compared to $65,374 for the same three months in 2000. The increase of $259,759, or 397%, was due to increased start-up license fees and increased building, SlenderwallTM and barrier royalties based on increased sales activity by the Company's licensees in the 2001 period as compared to the 2000 period and the new Slenderwall(TM) licensee in the 2001 period. Sales activity of the Company's barrier licensees has benefited from new highway safety barrier standards being implemented in many states.

     Interest expense was $110,072 for the three months ended September 30, 2001, compared to $139,264 for the three months ended September 30, 2000. The decrease of $29,192, or 21%, was due to a lower average interest rate during the 2001 period and a slight reduction in the average debt outstanding.

     Net income was $1,115,657 for the three months ended September 30, 2001, compared to net income of $322,571 for the same period in 2000. The basic and diluted net income per share for the current three month period was $.36 compared $.11 per share for the three months ended September 30, 2000.

     Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

     For the nine months ended September 30, 2001, the Company had total revenue of $17,837,805 compared to total revenue of $10,364,713 for the nine months ended September 30, 2000, an increase of $7,473,092, or 72%. Total product sales were $15,267,220 for the nine months ended September 30, 2001, compared to $8,633,337 for the same period in 2000, an increase of $6,633,883, or 77%. All major product categories incurred significant sales increases in the current nine month period with Easi-Set Precast Buildings, SlenderwallTM, architectural precast panels, highway safety barrier and utility manholes displaying particularly strong product demand in the Company's major market areas. At the same time the Company's increased manufacturing capability allowed it to produce higher product volumes. Shipping and installation revenue was $2,570,585 for the nine months ended September 30, 2001 and $1,731,376 for the same period in 2000, an increase of $839,209, or 48%. The increase is attributable to increased installation revenue related to SlenderwallTM and architectural precast contracts in the 2001 period, as compared to the 2000 period, as well as higher shipping revenues due to the higher overall sales volume.

     Total cost of goods sold for the nine months ended September 30, 2001 was $14,124,301, an increase of $6,279,070, or 80%, from $7,845,231 for the nine months ended September 30, 2000. The majority of the increase was the result of the higher volume of sales. Total cost of goods sold, as a percentage of total revenue, also increased to 79% for the nine months ended September 30, 2001, from 76% for the nine months ended September 30, 2000 as the Company incurred higher production costs relative to the revenue and higher shipping and installation expenses.

     For the nine months ended September 30, 2001, the Company's general and administrative expenses increased $211,365, or 13%, to $1,868,859, from $1,657,494 during the same period in 2000. The increase was primarily attributed to increased costs for personnel and personnel recruitment, legal services and insurance partially offset by lower professional fees.

     Selling expenses for the nine months ended September 30, 2001 increased $205,166, or 60%, to $548,965 from $343,799 for the nine months ended September 30, 2000. The increase was due to increased staffing levels and higher sales commissions incurred during the 2001 period as compared to the 2000 period.

     The Company's operating income for the nine months ended September 30, 2001 was $1,295,680, compared to operating income of $518,189 for the nine months ended September 30, 2000, an increase of $777,491, or 150%. The higher operating income for the current nine month period resulted from the increased sales volume experienced in the first three quarters of the fiscal year, partially offset by a lower gross margin and higher operating expenses.

     Royalty income totaled $734,237 for the nine months ended September 30, 2001, compared to $247,666 for the same nine months in 2000. The increase of $486,571, or 196%, was due to increased start-up license fees and increased building, SlenderwallTM and barrier royalties based on increased sales activity by the Company's licensees in the 2001 period as compared to the 2000 period. and the new Slenderwall(TM) licensee in the 2001 period. Sales activity of the Company's barrier licensees has benefited from new highway safety barrier standards being implemented in many states.

       Interest expense was $365,605 for the nine months ended September 30, 2001, compared to $416,376 for the nine months ended September 30, 2000. The decrease of $50,771, or 12%, was due to slightly higher levels of debt outstanding in the 2001 period but with lower average interest rates.

     Net income was $1,685,426 for the nine months ended September 30, 2001, compared to net income of $382,177 for the same period in 2000. Net income per share for the current nine month period was $.55 compared to net income per share of $.13 for the nine months ended September 30, 2000 with 3,066,804 weighted average shares outstanding in the 2001 period versus 3,049,988 in the 2000 period.


     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,845,804 of indebtedness at September 30, 2001, of which $715,502 was scheduled to mature within twelve months.

     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The term of the note improved the Company's current debt ratio and debt service. The loan is guaranteed, in part, by the U.S. Department of Agriculture Rural Business-Cooperative Service. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime, was renewed and is now scheduled to terminate on May 1, 2002. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

     Capital spending totaled $203,186 in the nine month period ended September 30, 2001, which was a decrease of 28% from $284,170 in the comparable period of the prior year. The decrease resulted primarily from the completion, in 2000, of a new engineering building addition to the Company's facility in Midland, Virginia. Planned capital expenditures for 2001 are limited as stated above by the FIB loan agreement. No other significant cash commitments for capital expenditures are planned in 2001.

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

Other Comments

     The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company traditionally experiences reduced revenues from Decemebr through March and realizes the substantial part of its revenues during the other months of the year. The Company typically experiences lower profits, or losses, during the winter months, and must have sufficient working capital to fund its operations at a reduced level until spring construction season.

     As of September 30, 2001 the Company's backlog was approximately $6.4 million versus a backlog of approximately $6.2 million as of September 30, 2000. As of November 12, 2001, the Company's backlog had decreased to approximately $4.2 million versus a backlog of $8.8 million for the comparable period in 2000. The majority of the projects relating to the backlog as of November 1, 2001 are contracted to be constructed in 2001 and the first quarter of 2002. The drop in the Company's backlog is due to (1) increased production levels at the Company, resulting in a lower degree of deferral in commencing projects, and (2) a decreased level of new sales and projects, in view of the slower economy. In the event the economic slow down continues, future sales levels are liable to be adversely effected.

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

                            SMITH-MIDLAND CORPORATION




Date: November 19, 2001                  By: /s/ Rodney I. Smith
                                         -------------------------------------
                                         Rodney I. Smith
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (principal executive officer)


Date: November 19, 2001                  By: /s/ Robert E. Albrecht, Jr.
                                         -------------------------------------
                                         Robert E. Albrecht, Jr.
                                         Chief Financial Officer
                                         (principal financial officer)