Form 10KSB40
period 2001-12-31
SMITH MIDLAND CORP
filed 2002-04-03
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number 1-13752
                                     -------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


           Delaware                                               54-1727060
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    P.O. Box 300, 5119 Catlett Road,
           Midland, Virginia                                      22728
----------------------------------------                       ------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (540) 439-3266
       -------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
                           Yes  X    No
                               ---      ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The Issuer's revenues for its most recent fiscal year were $26,855,190.

The   aggregate   market  value  of  the  shares  of  Common   Stock,   held  by
non-affiliates, based upon the closing price for such stock on March 22, 2002, was $4,294,533.

As of March 22, 2002, the Company had outstanding 3,313,831 shares of Common Stock, $.01 par value per share.

                       Documents Incorporated By Reference
                                      None.

                                     PART I


                           FORWARD-LOOKING STATEMENTS


         This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        o       our high level of indebtedness and ability to satisfy the same,
        o our significant loss in 1998 under a material contract, and the litigation arising out of that contract,
        o       our limited recent history of profitable operations,
        o the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,
        o       the extent to which we are successful in developing,  acquiring, licensing or securing patents for proprietary products,
        o       changes in  economic  conditions  specific to any one or more of our markets (such as the availability of public funds and grants for construction),
        o changes in general economic conditions (such as interest rate changes),
        o       adverse weather which inhibits the demand for our products,
        o       our compliance with governmental regulations,
        o       the outcome of pending and future litigation,
        o on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements, and
        o the other factors and information disclosed and discussed in other sections of this report.


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

         Market

         The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Puerto Rico, Canada, Belgium, New Zealand, and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes. The Company believes that the annual market for exterior cladding in the Mid-Atlantic and Northeast region is approximately $500 million and that the nationwide annual market for exterior cladding products exceeds $2 billion based upon information obtained by an independent third party.

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

         Easi-Set Slenderwall(TM) Lightweight Construction Panels
         --------------------------------------------------------

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

         Easi-Set  Sierra Wall(TM)
         ---------------------

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

         The Company custom designs and manufactures each Sierra Wall to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol(R), an optional, durable and patented sound-absorbing, material that can be cast onto the exterior of the Sierra Wall. The Company is a party to a licensing agreement with DuriSol, Inc. of Ontario, Canada, ("DuriSol") permitting the Company to utilize the DuriSol(R) sound-absorbing technology until December 31, 2003. Under the Company's licensing agreement with DuriSol, the Company has an exclusive license to use DuriSol in Virginia and a right of first refusal for any new proprietary products developed by DuriSol. The Company pays a royalty to DuriSol equal to $.25 per square foot of product manufactured using DuriSol.

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

         Easi-Set J-J Hooks(TM) Highway Safety Barrier
         ---------------------------------------------

         The Easi-Set J-J Hooks(TM) highway safety barrier (the "J-J Hooks Barrier") is a crash tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") now requires that states use only positively connected barriers which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier met the requirements and received NCHRP-350 approval in March 1999.

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


         Licensing

         The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set and
Easi-Span Precast Buildings and SlenderwallTM, as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for defined geographic regions, and depending on the size, character and location of the territory granted, the Company receives an initial one-time license acquisition and training fee ranging from approximately $20,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set Precast Building and SlenderwallTM licensees pay the Company a flat monthly fee for co-op advertising and promotion programs through which the Company produces and distributes advertising materials and promotes the licensed products.

         The Company  has entered  into 30  licensing  agreements  in the United
States, and has established at least one licensee in each of Puerto Rico, Canada, Belgium, New Zealand, and Spain and sub-licensees in Canada and Chile.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. The Company completed its first licensing arrangement for its SlenderwallTM exterior cladding system in 2001 which resulted in additional start-up fees and royalties of $83,727.


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


         Patents and Proprietary Information

         The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business expired in 2001 and a new patent, with respect to this product, was allowed March 2, 1999 which expires in 2017. The Company also owns three U.S. registered trademarks (Easi-Set(R), Smith Cattleguard(R), and Smith-Midland Excellence in Precast Concrete(R)), one Canadian registered trademark (Easi-Set(R)) and licenses the rights to another (DuriSol(R)). The Company licenses the technology used in DuriSol(R) products pursuant to an agreement that expires on December 31, 2003.

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


         Employees

         As of March 22, 2002, the Company had 149 full-time and 5 part-time employees, 129 of which are located at the Company's Midland facility, and 25 of which are located at the Company's facility located in Reidsville, North
Carolina. Of the 154 employees, 9 are executive officers or managers, 6 are responsible for sales and marketing, 111 are in manufacturing, and 28 are administrative personnel. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.


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

         The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company's facilities and equipment are used as collateral for a long-term note, which as of December 31, 2001, had a balance of $3.8 million (see "Liquidity and Capital Resources").

Item 3.  Legal Proceedings
         -----------------

         In 1998, the Company began work on a contract to renovate the Bradley Hall building (the "Bradley Hall project") at Rutgers University ("Rutgers"). The Bradley Hall project, which was completed in October 1999, involved the design, production, and installation of Slenderwall(TM) panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall(TM) panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. In that the Company was suffering losses on the project and was unable to fund its commitments, in January 1999, the Company entered into an agreement with Seacoast Builders Corporation ("Seacoast"), the prime contractor for the project. Pursuant to the agreement, Seacoast agreed to finance the cost of labor and small tools for the balance of the installation phase of the project commencing January 13, 1999, (ii) the Company remained responsible for the other services and materials required for the project, including provision of the Slenderwall(TM) system, (iii) the Company was required to reimburse Seacoast out of payments due the Company for Seacoast's expenses plus 10% for overhead, and (iv) the Company remained liable for cost overruns for which the Company was originally responsible for (the "Seacoast Agreement"). The cost overruns over the course of the entire project totaled approximately $1.6 million and the total loss to the Company on the job, before recovery on any claims by the Company, totaled approximately $1.45 million, which was recognized in fiscal 1999. Seacoast has filed claims in 1999 on the Company's behalf, in the amount of $1.1 million. All conditions for claim recognition have been satisfied and as of December 31, 2001 and 2000, $497,000 of the contract claim was included in accounts receivable. The Company believes that, based on the specific facts and circumstances and prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

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

         In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company. On or about June 20, 1997, Mr. Hughes suffered injuries when a barrier section-coupling device apparatus failed. The suit alleges that the Company sold the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks $10,000,000 in compensatory damages and $10,000,000 in punitive damages. Management believes the suit to be without merit as there is no evidence that indicates that the Company either sold or manufactured the section-coupling device in question. The suit is still pending and the Company plans to vigorously defend its position, and believes that any settlement would be covered under the Company's general liability insurance and therefore will not adversely affect the financial statements.

         In January 2001, the Company received notice of a wrongful death lawsuit filed by the Estate of Joy V. Synder and her surviving Children in the Circuit Court of Prince George's County Maryland. On or about March 12, 1998, Ms. Synder was involved in an automobile accident whereby the rear of her vehicle was struck by another vehicle, which caused her to leave the highway and run into the back of a tractor-trailer owned by the Company, causing her death. The tractor-trailer was parked on the shoulder to deliver sound abatement panels to a Maryland State Highway Administration project. The suit names the Company, the tractor-trailer driver, the general contractor, and the Maryland State Highway Administration as defendants, alleging negligence as to the truck's location on the shoulder of the highway and asks for damages in the amount of $8,000,000 plus interest and costs. The Company believes that it's driver was parked properly in accordance with instructions received from the general contractor and that the accident was entirely a result of the negligence by the driver that hit Ms. Synder, not any of the parties named in the suit. The suit is still pending and the Company plans to vigorously defend its position, and believes that any settlement would be covered under the Company's general liability insurance and therefore will not adversely affect the financial statements.

         The Company is not presently involved in any other litigation of a material nature.

Item 4.  Submission of Matters to Vote of Security Holders - None.
         --------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         The Company's Common Stock has traded on the Boston Stock Exchange ("BSE") under the symbol "SMC" from December 13, 1995 to March 3, 2002. On March 4, 2002 the BSE amended the symbol to "SMID". The Company's Common Stock also trades on the OTC Bulletin Board System under the symbol "SMID".

          As of March 22, 2002, there were approximately 48 record holders of the Company's Common Stock. Management believes there are at least 288 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated. Such information was obtained from Commodity Systems, Inc. (CSI) The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.


                                          High             Low
                                          ----             ---
2001
First Quarter                            $   .88          $  .56
Second Quarter                           $  1.15          $  .62
Third Quarter                            $   .95          $  .67
Fourth Quarter                           $  1.48          $  .70

2000
First Quarter                            $   .81          $  .56
Second Quarter                           $  1.00          $  .44
Third Quarter                            $   .94          $  .41
Fourth Quarter                           $   .88          $  .38

         In 1999, the stockholders of the Company approved an amendment of the Company's Certificate of Incorporation to affect a one-for-three, one-for-two, three-for-five, two-for-three or three-for-four reverse stock split of the Common Stock of the Company, but as of the date of this report, the Board of Directors has taken no action in this regard. The reverse stock split was then contemplated as a means of retaining the Company's listing on the Nasdaq SmallCap Market.

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


Item 6.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

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


         Results of Operations

         Year ended  December 31, 2001  compared to the year ended  December 31,
2000

         For the year ended December 31, 2001, the Company had total revenue of $26,855,190 compared to total revenue of $16,157,629 for the year ended December 31, 2000, an increase of $10,697,561, or 66%. Royalty revenue and barrier rental revenue has been reclassified from other income to operating income to reflect the more significant nature of these activities in the Company's current operations. Total product sales were $20,470,542 for the year ended December 31, 2001, compared to $13,152,570 for the same period in 2000, an increase of $7,317,972, or 56%. All major product categories incurred significant sales increases in the current year with Easi-Set Precast Buildings, SlenderwallTM, architectural precast panels, highway safety barrier and utility manholes displaying particularly strong product demand in the Company's major market areas. Barrier rental revenue increased to $1,722,696 for the year ended December 31, 2001 from $121,976 for the year ended December 31, 2000. The majority of this increase came from two large contracts for special events which totaled $1,446,588. Shipping and installation revenue was $3,815,341 for the year ended December 31, 2001 and $2,543,267 for the same period in 2000, an increase of $1,272,074, or 50%. The increase is attributable to increased installation revenue related to SlenderwallTM and architectural precast contracts in the 2001 period, as compared to the 2000 period, as well as higher shipping revenues due to the higher overall sales volume. Royalty income totaled $846,611 for the year ended December 31, 2001, compared to $339,816 for the same period in 2000. The increase of $506,795, or 149%, was due to increased start-up license fees and increased barrier royalties and SlenderwallTM royalties based on increased sales activity by the Company's licensees in the 2001 period as compared to the 2000 period. The start-up fees and royalties from the barrier licensees increased from $183,728 for the year ended December 31, 2000 to $617,667 for the year ended December 31, 2001, an increase of $433,939 or 236%, and the new SlenderwallTM licensee resulted in a $83,727 increase in revenue. The Company believes the increase in barrier royalties is a result of the superior product design over competing products, and the change in the Federal Highway Administration crash test requirements which will require the replacement of significant amounts of existing barrier.

     Construction activity has remained strong in the Company's primary markets allowing the Company to accumulate an unfilled order backlog for products, excluding installation and delivery, of approximately $7.1 million as of March 31, 2002, versus approximately $8.5 million as of March 31, 2001. The Company's bid activity has remained high, but due to the higher levels of production, the Company's overall backlog has declined slightly.

     Total cost of goods sold for the year ended December 31, 2001 was $20,465,604, an increase of $8,428,458, or 70%, from $12,037,146 for the year ended December 31, 2000. The majority of the increase was the result of the higher volume of sales however, total cost of goods sold, as a percentage of total revenue, also increased to 76% for the year ended December 31, 2001, from 75% for the year ended December 31, 2000 as the Company incurred slightly higher production costs relative to the revenue and higher shipping and installation expenses.

     For the year ended December 31, 2001, the Company's general and administrative expenses increased $731,789, or 31%, to $3,077,383, from $2,345,594 during the same period in 2000. The increase was primarily attributed to increased costs for personnel and personnel recruitment, legal services, insurance, additions to the reserves for bad debts, as well as year-end bonuses based on Company performance, partially offset by lower consulting fees.

     Selling expenses for the year ended December 31, 2001 increased $336,947, or 69%, to $826,457 from $489,510 for the year ended December 31, 2000. The increase was due to increased staffing levels and higher sales commissions incurred during the 2001 period as compared to the 2000 period.

     The Company's operating income for the year ended December 31, 2001 was $2,485,745, compared to operating income of $1,285,378 for the year ended December 31, 2000, an increase of $1,200,367, or 93%. The higher operating income for the current year resulted from the increased sales volume partially offset by a slightly lower gross margin and higher operating expenses.

Interest expense was $459,250 for the year ended December 31, 2001, compared to $554,638 for the year ended December 31, 2000. The decrease of $95,388, or 17%, was due to slightly lower levels of debt outstanding in the 2001 period with significantly lower average interest rates.

         Other expense, net of other income, totaled $51,234 in the year ended December 31, 2001 versus other expense of $202,243 for the year ended December 31, 2000. The decrease of $151,009 or 75% was a result of higher levels of other income in the current period which reduced the overall expense.

     Net income was $1,993,993 for the year ended December 31, 2001, compared to net income of $593,373 for the same period in 2000. Basic net income per share for the current year was $.65 compared to basic net income per share of $.19 for the year ended December 31, 2000 with 3,090,465 weighted average shares outstanding in the 2001 period versus 3,050,190 in the 2000 period.

         Liquidity and Capital Resources

         The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, supplemented by bank and other borrowings.The Company had $4,671,774 of indebtedness at December 31, 2001, of which $604,135 was scheduled to mature within twelve months.

         The Company has a $3,806,428 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company has a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime was renewed in May 2001, and now has a maturity date of May 1, 2002. The Company has a verbal commitment from FIB to increase the line of credit to $750,000 pending a collateral audit, with an additional increase possible after the Company's annual audit is complete. The Company has agreed orally with the FIB to extend the line of credit upon its maturity date.

         At December 31, 2001, the Company had cash totaling $942,131 compared to cash totaling $218,264, at December 31, 2000. During 2001, the Company used $178,821 (net) in cash to reduce debt in its financing activities, and $260,138 in its investing activities, primarily for the funding of new equipment. The Company's operating activities provided cash of $1,162,827 (net) after deducting the resources required to fund the Company's growth.

         Capital spending decreased to $332,556 in 2001, from $437,613 in 2000. No significant cash commitments, other than routine equipment replacements, are anticipated in 2002 and expenditures are limited, as stated above, by the FIB loan agreement.

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

         Significant Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in it's Summary of Accounting Policies to the Company's consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

         The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company's estimate.

         The Company estimates inventory markdowns based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end. The Company analyzes recent sales and gross margins on unsold inventory in further estimating inventory markdowns. These specific markdowns are reflected in the cost of sales and the related gross margins at the conclusion of the appropriate sales period. This estimate involves significant judgment by the management of the Company. Actual gross margins on sales of excess inventory may differ from the Company's estimate.

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

         Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS 141, "Business Combinations", which became effective July 1, 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had an effect on the Company's financial statements.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles as goodwill, reassessment of the useful lives of existing, recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The Company believes the adoption of SFAS 142 will not have an effect on the Company's financial statements.

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary where control is likely to be temporary. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS 144 will not have a material effect on the Company's financial statements.

Item 7.  Financial Statements
         --------------------

         The following financial statements, which appear at the back portion of the report, are filed as part of this report:

                                                                                                 Page
                                                                                                 ----
Report of Independent Certified Public Accountants....................................            F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000..........................            F-4

Consolidated Statements of Operations for the years ended December 31,
2001 and 2000   .........    .........................................................            F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2001 and 2000 ...........................................................            F-6

Consolidated Statements of Cash Flows for the years ended December 31,
2001 and 2000     ....................................................................            F-7

Summary of Significant Accounting Policies............................................            F-9

Notes to Consolidated Financial Statements ...........................................            F-13


Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
              Financial Disclosure
              --------------------

         Not Applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

                                       Director Or
                                        Executive
Name                       Age        Officer Since                Position
----                       ---        -------------                --------
Rodney I. Smith            63              1970          Chief Executive Officer, President
                                                         and  Chairman  of the  Board of
                                                         Directors

Ashley B. Smith            39              1994          Vice President of Sales and
                                                         Marketing and Director

Wesley A. Taylor           54              1994          Vice President of Administration
                                                         and Director

Andrew G. Kavounis         76              1995          Director

Guy M. Schuch              53              2001          Chief Operating Officer
                                                         Smith Midland Corp. (Virginia)

James W. Dean              64              2000          Vice President of Engineering
                                                         Smith-Midland Corp. (Virginia)

Robert E. Albrecht, Jr.    51              2000          Chief Financial Officer

Michel Catteau             33              2001          Vice President of Operations
                                                         Smith-Midland Corp. (Virginia)


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

Andrew Kavounis. Director. Andrew Kavounis has served as a Director of the Company since December 1995. Mr. Kavounis was President of Core Development Co., Inc., a privately held construction and development concern, from 1991 until he retired in 1995. From 1989 to 1991, Mr. Kavounis was the Executive Vice President of the Leadership Group, a Maryland based builder and developer. Prior to that time, Mr. Kavounis spent 37 years as an executive at assorted construction and development companies, which included a position as the National Vice President of Ryland Homes, a privately held company, in which capacity he was directly responsible for the construction of 17,000 homes annually, nationwide. Mr. Kavounis received a Bachelor of Science degree in Chemical Engineering from Presbyterian College, a Bachelor of Science degree in Civil and Mechanical Engineering from Wofford College, and a Master's degree in Business Administration from the University of South Carolina.

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

James W. Dean. Vice President of Engineering, Smith Midland Corp.(Virginia). Mr. Dean re-joined the company in November 2000. Prior to re-joining the Company, from November 1994 to October 2000, Mr. Dean worked for a concrete erector, Concrete Placement Systems. From December 1984 to October 1994, he served as the Vice President of Operations for Smith-Midland Corporation (Virginia). Mr. Dean holds a Bachelor of Science degree in Civil Engineering from Virginia Polytechnic Institute.

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

Michel Catteau. Vice President of Operations. Mr. Catteau has served as Vice President of Operations since February 2001. Prior to joining the Company from 1997 to 2000 Mr. Catteau worked as a Plant Manager and Project Manager for Precast Manufacturing Company in Saudi Arabia. From 1990 to 1997 he worked as a Manager at Catteau Precast in Lier, Belgium. He holds a Bachelor of Science degree in Construction Engineering from Louvain University, Belgium, and a Bachelor of Arts degree as translator English - Russian from the Hogeschool, Antwerp, Belgium.

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

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten per cent (10%) beneficial owners were satisfied.

Item 10.  Executive Compensation.
          -----------------------

         The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries (the "named executive officers"), whose cash compensation exceeded $100,000 during 2001:


                                       Annual Compensation                          Long Term Compensation
                           --------------------------------------------- ---------------------------------------------
                                                                                Awards                 Payouts
                                                                         ---------------------- ----------------------

                                                                                     Securities
                                                               Other                  Under-                   All
        Name and                                               Annual    Restricted    Lying                  Other
        Principal                                             Compen-      Stock     Options/      LTIP      Compen-
        Position             Year       Salary      Bonus      sation      Awards      SARs      Payouts     Sation
                                          $           $          $           $          (#)         $           $
-------------------------- ---------- ----------- ---------- ----------- ----------- ---------- ----------- ----------

     Rodney I. Smith         2001      175,000     189,081       -           -        120,000       -           -
    President, Chief         2000      175,000     54,500        -           -           -          -           -
    Executive Officer        1999      156,825     54,500        -           -        20,000        -           -
   and Chairman of the
         Board.

      Guy M. Schuch          2001      111,250        -          -           -        30,000        -           -
 Chief Operating Officer     2000      108,745        -          -           -           -          -           -
 Smith-Midland Corp (VA)     1999       61,730        -          -           -        15,000        -           -

-------------------------- ---------- ----------- ---------- ----------- ----------- ---------- ----------- ----------

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


Option Grants in Last Fiscal Year


         The following table summarizes option grants during 2001 to the named executive officers

                                      Number of                 % of Total
                                       Securities                 Options
                                      Underlying                Granted to            Exercise
                                        Options               Employees in             or Base       Expiration
         Name                         Granted (#)               Fiscal Year         Price  ($/Sh)        Date
         ----                       ----------------          ----------------      -------------    -------------

Rodney I. Smith                         20,000                      5.9%                 0.80           4/23/11
Rodney I. Smith                         80,000                     23.6%                 0.81           5/04/11
Rodney I. Smith                         20,000                      5.9%                 1.39          12/26/11

Guy M. Schuch                           15,000                      4.4%                 0.80           4/23/11
Guy M. Schuch                           15,000                      4.4%                 1.39          12/26/01

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                              Shares                          Number of
                            Acquired                       Shares Underlying          Value of Unexercised
                               on          Value          Unexercised Options         In-the-Money Options
                            Exercise     Realized        at Fiscal Year End (#)     at Fiscal Year-End ($)(1)
        Name                   (#)          ($)       Exercisable    Unexercisable  Exercisable    Unexercisable
        ----                --------     --------     -----------    -------------  -----------    -------------

Rodney I. Smith........        ---          ---         33,333          126,667        20,884          65,400
Guy M. Schuch..........        ---          ---         10,000           35,000         8,875          15,087
--------

(1) Value is based on the closing sales price of the Company's Common Stock on December 31, 2001 ($1.45), the last trading day of 2001, less the option exercise price.


Employment Agreement

         The Company has entered into an employment agreement with Mr. Rodney I. Smith, which provides for an annual base salary of $175,000. The present term of the agreement continues until December 31, 2001, and is thereafter automatically renewed for successive one-year periods unless Mr. Smith or the Company gives the other party three months prior written notice of non-renewal. In that no notice was given in 2001, the employment agreement was automatically renewed until December 31, 2002. Bonuses and salary increases may be granted by the Compensation Committee of the Board of Directors, as it so determines from time to time. Mr. Smith also is entitled to receive benefits offered to the Company's employees generally. If terminated without cause, Mr. Smith is entitled to receive as severance pay an amount equal to twenty-four (24) months of his base salary, less taxes, other required withholdings and any amounts owed to the

Company, payable in accordance with the Company's standard payroll procedures. In addition, the employment agreement precludes Mr. Smith from competing with the Company during his employment and for at least one year thereafter, and from disclosing confidential information. The Company is the owner of and the beneficiary of three key person life insurance policies on Mr. Smith totaling $1,400,000.



Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The following table sets forth, as of March 22, 2002, certain information concerning ownership of the Company's Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                     Number of Shares           Percentage of
Beneficial Owner(1)                   Beneficially Owned(2)          of Class
-------------------                   ---------------------          --------

Rodney I. Smith (1)(3)(4)(5)             682,466                        20.2

Fred E. Kassner Estate (1)               589,172                        17.8

Carl W. Grover(1)                        203,050                         6.1

Ashley B. Smith(1)(3)                    116,735                         3.5

Wesley A. Taylor(1)(6)                    24,584                          *

Andrew Kavounis(1)(7)                      3,000                          *

Guy M. Schuch (1)(8)                      15,000                          *



All directors, executive officers
and key employees as a group
(8 persons)(2)(9)                        864,122                         24.9
-------------------------------
 *     Less than 1%

(1) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, and Schuch is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728. The address for the Fred E. Kassner Estate is 69 Spring St., Ramsey , New Jersey 07446. The address for Mr. Grover is 1010 S Ocean Blvd, Suite 1017, Pompano Beach, Florida 33062.

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

(3) Ashley B. Smith is the son of Rodney I. Smith. Each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership of the other's shares of Common Stock. Includes options to purchase 27,118 shares.

(4) Does not include an aggregate of 77,972 shares of Common Stock held by Matthew Smith and Roderick Smith, sons of Rodney I. Smith, and brothers of Ashley B. Smith, and 112,713 shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5) Includes 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the "Trust") for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and mother of Mr. Smith's children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares, as he deems fit. Includes options to purchase 66,668 shares.

(6)  Includes options to purchase 24,584 shares.

(7)  Includes options to purchase 3,000 shares.

(8)  Includes options to purchase 15,000 shares.

(9)  Includes options to purchase 153,038 shares.


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         At December 31, 2001, the Company owned an unsecured note for approximately $558,282 receivable from Mr. Rodney I. Smith, the Company's President and majority shareholder, accruing interest at a rate of 6% per annum. Unless extended, the note matures on December 31, 2002. Principal payments on the note were $72,418 for the year ended December 31, 2001 and $7,647 for the year ended December 31, 2000. Total interest paid on this note was approximately $37,800 and $38,000 for the years ended December 31, 2001 and 2000, respectively.


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

Exhibit
  No.
------

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

                                   SMITH-MIDLAND CORPORATION


Date:    April 2, 2002             By:  /s/ Rodney I. Smith
                                        ---------------------------------------
                                            Rodney I. Smith, President
                                            (principal executive officer)

                                   By: /s/ Robert E. Albrecht, Jr.
                                       ----------------------------------------
                                            Robert E. Albrecht, Jr., CFO
                                            (principal financial and accounting
                                             officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                            Capacity            Date
----                                            --------            ----


/s/ Rodney I. Smith                             Director         April 2, 2002
-------------------------------------------
Rodney I. Smith



/s/ Wesley A. Taylor                            Director         April 2, 2002
-------------------------------------------
Wesley A. Taylor


/s/ Ashley Smith                                Director         April 2, 2002
--------------------------------------------
Ashley Smith



/s/ Andrew Kavounis                             Director         April 2, 2002
-----------------------------------------
Andrew Kavounis

Report of Independent Certified Public Accountants



To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                                BDO Seidman, LLP


Richmond, Virginia
March 30, 2002


 December 31,                                                                         2001                  2000
--------------------------------------------------------------------------------------------------------------------

     Assets (Note 2)

Current assets
   Cash                                                                       $    942,131          $    218,264
   Accounts receivable (Note 7)
     Trade - billed, (less allowance for doubtful
       accounts of $371,895 and $258,542)                                        5,934,359             4,122,118
     Trade - unbilled                                                              458,281                 2,405
   Inventories
     Raw materials                                                                 585,736               576,995
     Finished goods                                                              1,042,660             1,475,383
   Prepaid expenses and other assets                                               188,836                62,811
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                             9,152,003             6,457,976
--------------------------------------------------------------------------------------------------------------------

Property and equipment, net (Note 1)                                             2,672,665             2,684,918
--------------------------------------------------------------------------------------------------------------------

Other assets
   Notes receivable, officer (Note 3)                                              558,282               630,700
   Claims and accounts receivable (Note 7)                                       1,020,183               960,254
   Other (Note 3)                                                                  237,036               309,374
--------------------------------------------------------------------------------------------------------------------

Total other assets                                                               1,815,501             1,900,328
--------------------------------------------------------------------------------------------------------------------










                                                                               $13,640,169           $11,043,222
====================================================================================================================

                                                                                          Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                                         Consolidated Balance Sheets



December 31,                                                                          2001                  2000
--------------------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity

Current liabilities
   Current maturities of notes payable (Note 2)                                $   604,135           $   524,305
   Accounts payable - trade                                                      2,999,367             2,482,238
   Accrued expenses and other liabilities                                          732,710               347,674
   Customer deposits                                                               266,716               416,816
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        4,602,928             3,771,033

Reserve for contract loss                                                        1,025,556               995,845

Notes payable - less current maturities (Note 2)                                 3,998,862             4,281,528

Notes payable - related parties (Note 3)                                            68,777                87,188
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                9,696,123             9,135,594
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 7)

Stockholders' equity (Note 6)
   Preferred stock, $.01 par value; authorized 1,000,000
     shares, none outstanding                                                            -                     -
   Common stock, $.01 par value; authorized 8,000,000
     shares; 3,171,051 and 3,091,718 issued and outstanding                         31,710                30,917
   Additional paid-in capital                                                    3,494,854             3,453,222
   Retained earnings (deficit)                                                     519,782            (1,474,211)
--------------------------------------------------------------------------------------------------------------------

                                                                                 4,046,346             2,009,928
Treasury stock, at cost, 40,920 shares                                            (102,300)             (102,300)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       3,944,046             1,907,628
--------------------------------------------------------------------------------------------------------------------

                                                                               $13,640,169           $11,043,222
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                     and notes to consolidated financial statements.

                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Operations



Year Ended December 31,                                                               2001                  2000
--------------------------------------------------------------------------------------------------------------------

Revenue
   Products sales and leasing                                                  $26,008,579           $15,817,813
   Royalties                                                                       846,611               339,816
--------------------------------------------------------------------------------------------------------------------

Total revenue                                                                   26,855,190            16,157,629

Cost of goods sold                                                              20,465,604            12,037,146
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                                     6,389,586             4,120,483
--------------------------------------------------------------------------------------------------------------------

Operating expenses
   General and administrative expenses                                           3,077,383             2,345,595
   Selling expenses                                                                826,457               489,510
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                         3,903,840             2,835,105
--------------------------------------------------------------------------------------------------------------------

Operating income                                                                 2,485,746             1,285,378
--------------------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest expense and loan fees                                                 (459,250)             (554,638)
   Interest income (Note 3)                                                         47,344                64,877
   Other, net                                                                      (51,234)             (202,244)
--------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                      (463,140)             (692,005)
--------------------------------------------------------------------------------------------------------------------

Income before income tax                                                         2,022,606               593,373
Income taxes (Note 4)                                                               28,613                     -
--------------------------------------------------------------------------------------------------------------------

Net income                                                                     $ 1,993,993          $    593,373
====================================================================================================================

Basic earnings per share (Note 8)                                              $       .65          $        .19
====================================================================================================================

Diluted earnings per share (Note 8)                                            $       .58          $        .19
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                     and notes to consolidated financial statements.

                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                     Consolidated Statements of Stockholders' Equity



                                                     Additional        Retained
                                        Common         Paid-In         Earnings        Treasury
                                         Stock         Capital        (Deficit)         Stock           Total
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                $30,857       $3,450,085     $(2,067,584)      $(102,300)     $1,311,058

Warrants exercised                             60            3,137               -               -           3,197

Net income                                      -                -         593,373               -         593,373
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 30,917        3,453,222      (1,474,211)       (102,300)      1,907,628

Warrants exercised                            793           41,632               -               -          42,425

Net income                                      -                -       1,993,993               -       1,993,993
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                $31,710       $3,494,854        $519,782       $(102,300)     $3,944,046
---------------------------------------------------------------------------------------------------------------------
                                                                     See accompanying summary of accounting policies
                                                                     and notes to consolidated financial statements.

                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Cash Flows



Year Ended December 31,                                                               2001                  2000
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Cash received from customers                                                $24,436,973           $14,998,024
   Cash paid to suppliers and employees                                        (22,782,393)          (14,252,653)
   Income taxes paid, net                                                          (28,613)                    -
   Interest paid                                                                  (459,250)             (554,638)
   Other                                                                            (3,890)             (137,367)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        1,162,827                53,366
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                                            (403,528)             (437,613)
   Proceeds from sale of fixed assets                                               70,972                     -
   Repayments (advances) on officer note receivable                                 72,418                 7,647
--------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                                         (260,138)             (429,966)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from borrowings                                                        234,285               799,181
   Repayments of borrowings                                                       (437,121)             (572,017)
   Repayments on borrowings - related parties, net                                 (18,411)               (9,687)
   Proceeds from warrants exercised                                                 42,425                 3,197
--------------------------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities                              (178,822)              220,674
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                    723,867              (155,926)

Cash, beginning of year                                                            218,264               374,190
--------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                           $      942,131        $      218,264
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                     and notes to consolidated financial statements.

                                                                                                        continued...

                                                                                           Smith-Midland Corporation
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Cash Flows
                                                                                                         (continued)


Year Ended December 31,                                                               2001                  2000
--------------------------------------------------------------------------------------------------------------------

Reconciliation of net income to net cash
   Provided by operating activities
Net income                                                                      $1,993,993           $   593,373
Adjustments to reconcile net income to net cash
   Provided by operating activities
     Depreciation and amortization                                                 363,732               360,840
     Gain on sale of fixed assets                                                  (18,923)                    -
     (Increase) decrease in
       Accounts receivable - billed                                             (1,812,241)           (1,524,434)
       Accounts receivable - unbilled                                             (455,876)              120,927
       Inventories                                                                 423,982              (544,441)
       Prepaid expenses and other assets                                          (113,616)               (7,684)
     Increase (decrease) in
       Accounts payable - trade                                                    517,129               791,385
       Accrued expenses and other liabilities                                      414,747                19,498
       Customer deposits                                                          (150,100)              243,902
--------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                       $1,162,827          $     53,366
====================================================================================================================
                                                                     See accompanying summary of accounting policies
                                                                     and notes to consolidated financial statements.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies


--------------------------------------------------------------------------------

Nature of Business      Smith-Midland    Corporation   and   its    wholly-owned
                        subsidiaries  (the  "Company")   develop,   manufacture,
                        license,  sell and install precast concrete products for
                        the   construction,    transportation    and   utilities
                        industries primarily in the Mid-Atlantic region.

Principles of           The  accompanying   consolidated   financial  statements
Consolidation           include the accounts of  Smith-Midland  Corporation  and
                        its wholly-owned subsidiaries. All material intercompany
                        accounts  and  transactions   have  been  eliminated  in
                        consolidation.

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

                        Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                           Years
                        --------------------------------------------------------

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

Income Taxes            Deferred tax assets and  liabilities  are recognized for
                        the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Fair Value of           The  estimated  fair  value  of  financial   instruments
Financial  Instruments  approximates  their carrying  amounts as of December 31,
                        2001 and 2000. The estimated fair value of long-term debt is based on current rates offered to the Company for debt of the same maturities.

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

Long-Lived Assets       The  Company   reviews  the   carrying   values  of  its
                        long-lived  and  identifiable   intangible   assets  for
                        possible   impairment  whenever  events  or  changes  in
                        circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December
                        31, 2001, the Company has determined no impairment has occurred. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2001.

Recent Accounting       In July  2001,  the  FASB  issued  SFAS  141,  "Business
Pronouncements          Combinations", which became effective July 1, 2001. SFAS
                        141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 has not had an effect on the Company's financial statements.

                        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This statement is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing, recognized intangibles as goodwill, reassessment of the useful lives of existing, recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires a transitional goodwill impairment test six months from the date of adoption and further requires an evaluation of the carrying value of goodwill for impairment annually thereafter. The Company believes the adoption of SFAS 142 will not have an effect on the Company's financial statements.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)

--------------------------------------------------------------------------------

Recent Accounting       In October 2001,  the FASB issued SFAS 144,  "Accounting
Pronouncements          for the  Impairment or Disposal of  Long-Lived  Assets".
(continued)             This  statement  addresses   financial   accounting  and
                        reporting  for the  impairment or disposal of long-lived
                        assets. This statement  supersedes SFAS 121, "Accounting
                        for  the   Impairment  of  Long-Lived   Assets  and  for
                        Long-Lived Assets to Be Disposed Of", and the accounting
                        and reporting provisions of Accounting  Principles Board
                        Opinion No. 30,  "Reporting  the Results of Operations -
                        Reporting  the  Effects  of  Disposal  of a Segment of a
                        Business,  and  Extraordinary,  Unusual and Infrequently
                        Occurring Events and Transactions".  This statement also
                        amends    Accounting    Research    Bulletin   No.   51,
                        "Consolidated  Financial  Statements",  to eliminate the
                        exception  to  consolidation   for  a  subsidiary  where
                        control  is  likely  to  be  temporary.  This  statement
                        requires   that  one   accounting   model  be  used  for
                        long-lived  assets to be  disposed  of by sale,  whether
                        previously  held  and  used  or  newly  acquired.   This
                        statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS
                        144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS
                        144 will not have a material effect on the Company's financial statements.

Reclassifications       Certain  reclassifications  have  been made in the prior
                        year consolidated financial statements and notes to conform to the December 31, 2001 presentation.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.      Property and              Property and equipment consist of the following:
        Equipment
                                   December 31,                                          2001                 2000
                                  --------------------------------------------------------------------------------------------

                                  Land and land improvements                             $   649,575          $   607,421
                                  Buildings                                                2,333,311            1,960,359
                                  Machinery and equipment                                  5,311,048            5,473,860
                                  Rental equipment                                           143,296               92,818
                                  --------------------------------------------------------------------------------------------

                                                                                           8,437,230            8,134,458
                                  Less:  accumulated depreciation                          5,764,565            5,449,540
                                  --------------------------------------------------------------------------------------------

                                                                                         $ 2,672,665          $ 2,684,918
                                  ============================================================================================

2.      Notes Payable             Notes payable consist of the following:

                                  December 31,                                            2001                2000
                                 ---------------------------------------------------------------------------------------------

                                  Note  payable  to  First  International  Bank,
                                  maturing June 2021;  with monthly  payments of
                                  $37,087 of principal and interest, interest at
                                  prime plus 1.5% (7.5% at December  31,  2001);
                                  collateralized by principally all assets of
                                  the Company.                                                $3,806,428         $3,864,383

                                 Note  payable  to  First   International  Bank,
                                   maturing   January  1,  2005;   with  monthly
                                   payments of $10,961 of principal and interest
                                   at prime plus  1.75%  (6.8% at  December  31,
                                   2001); collateralized by blanket lien on
                                   Company assets.                                               337,610            420,956

                                 Line of credit with First  International  Bank,
                                   maturing  May  1,  2002;   interest   payable
                                   monthly  at prime  plus 1% (5.8% at  December
                                   31, 2001); collateralized by
                                   accounts receivable and inventory.                            300,000            349,615


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

2.      Notes Payable              December 31,                                                     2001               2000
        (continued)              -------------------------------------------------------------------------------------------

                                 Installment   notes  and   capitalized   leases
                                   collateralized   by  certain   machinery  and
                                   equipment    maturing   at   various   dates,
                                   primarily August 2001 through January
                                   2005,  with interest at 7.25% through 8.25%.              $   152,967        $   149,408

                                 Note  payable  to  individual,  maturing  March
                                   2003;  with  monthly   payments  of  $432  of
                                   principal and interest, interest at 12%;
                                   collateralized by a drop-deck trailer.                          5,992             10,177

                                 Note payable to individual,  maturing  December
                                   2001;  with  monthly  payments  of  $1,003 of
                                   principal and interest, interest
                                   at 12%; collateralized by certain  vehicles.                   -                  11,294
                                 ---------------------------------------------------------------------------------------------

                                                                                               4,602,997          4,805,833
                                 Less current maturities                                         604,135            524,305
                                 ---------------------------------------------------------------------------------------------

                                                                                              $3,998,862         $4,281,528
                                 =============================================================================================

                        The Company has a mortgage loan, which is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services. The Company was also granted a $500,000 line of credit and an additional $500,000 term note. There was $300,000 in outstanding borrowings on the line of credit at December 31, 2001. The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits total outstanding indebtedness. The Company was in compliance with these restrictive covenants at December 31, 2001.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


2.      Notes Payable   The aggregate  amounts of notes payable maturing in each
        (continued)     of the next five years and thereafter are as follows:

                         Year Ending December 31,                   Amount
                        -----------------------------------------------------

                                      2002                      $  604,135
                                      2003                         253,707
                                      2004                         254,363
                                      2005                         136,860
                                      2006                         131,771
                                   Thereafter                    3,222,161
                        -----------------------------------------------------

                                                                $4,602,997
                        -----------------------------------------------------

3. Related Party The Company currently leases three and one half acres of Transactions its Midland, Virginia property from its President, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for annual rent of $6,000.

                        Notes payable - related parties are unsecured, with no specified maturity date (but no earlier than January 1, 2003) and bear interest at 10%. Total interest expense related to these notes was $1,589 and $7,162 for the years ended December 31, 2001 and 2000, respectively.

                        On December 31, 2001, the Company owned an unsecured note for approximately $558,282 receivable from its president and majority stockholder accruing interest at 6%. Principal payments on the note were $72,481 for the year ended December 31, 2001 and $7,657 for the year ended December 31, 2000. Total interest paid on this note was approximately $37,800 and $38,000 for the years ended December 31, 2001 and 2000, respectively.

                        As of December 31, 2001 and 2000, the Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $183,000 and $162,000, respectively. Borrowings of approximately $153,000 and $134,000, respectively were outstanding against the cash surrender value at December 31, 2001 and 2000.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

4.      Income Taxes    The  provision  for income taxes differs from the amount
                        determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

                        Year Ended December 31,                          2001                         2000
                        ----------------------------------------------------------------------------------------------

                                                                  Amount       Percent         Amount       Percent
                        ----------------------------------------------------------------------------------------------
                        Income taxes at statutory rate             $688,000       34%           $202,000       34%
                        Increase (decrease) in taxes
                           resulting from:
                             Reduction in valuation
                               allowance                           (785,000)     (39)           (238,000)     (40)
                             State income taxes
                               net of federal benefit                81,000        4              24,000        4
                             Other                                   44,613        2              12,000        2
                        ----------------------------------------------------------------------------------------------

                                                                 $   28,613        1%         $        -        -%
                        ==============================================================================================

                          Deferred  tax  assets  (liabilities)  are  as follows:

                         December 31,                                           2001                 2000
                        ---------------------------------------------------------------------------------------------

                        Depreciation                                            $ (89,000)           $ (83,000)
                        Provision for doubtful accounts                           141,000              103,000
                        Vacation accrued                                           46,000               42,000
                        Deferred income                                            21,000                9,000
                        Operating loss carryforwards                              104,000              889,000
                        ---------------------------------------------------------------------------------------------

                        Net deferred tax asset                                    223,000              960,000
                        Deferred tax asset valuation allowance                   (223,000)            (960,000)
                        ---------------------------------------------------------------------------------------------

                                                                                $       -            $       -
                        =============================================================================================

                        At December  31,  2001,  the  Company had  approximately
                        $275,000  of  net  operating  loss   carryforwards  with
                        expiration dates through December 31, 2018.

                        The Company has offset the deferred tax asset with a valuation allowance since the Company cannot predict the timing of generation of taxable income.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

5.    Employee Benefit  The Company has a 401(k)  retirement  plan (the  "Plan")
      Plans covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 25% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total contributions for the years ended December 31, 2001 and 2000 were approximately $110,000 and $104,000, respectively.

6.    Stock Options     On  August  5,  1994,   the  Board  of   Directors   and
                        Stockholders  of the  Company  adopted  the  1994  Stock
                        Option Plan (the "1994  Plan")  which allows the Company
                        to grant options to employees,  officers,  directors and
                        consultants to purchase  shares of the Company's  Common
                        Stock.  Options  granted  under  the plan may be  either
                        Incentive Stock Options or Non-Qualified  Stock Options.
                        Incentive Stock Options may be granted only to employees
                        of  the  Company,  while  Non-qualified  options  may be
                        issued  to  non-employee  directors,   consultants,  and
                        others,  as  well as to  employees  of the  Company.  On
                        November   21,  2000,   the  Board  of   Directors   and
                        Stockholders  of  the  Company   increased  the  maximum
                        aggregate number of shares which may be granted under the 1994 Plan to 575,000 of the Company's Common Stock.
                        The following tables summarize activity of the Plan and the stock options outstanding at December 31, 2001:

                                                           Weighted
                                                            Average                      Vested
                                                           Exercise       Options          and
                                                             Price      Outstanding    Exercisable
                          --------------------------------------------------------------------------

                        Balance, December 31, 1999           $1.07       186,275         63,520
                        Granted                               -                -              -
                        Forfeited                             1.00       (11,300)        (5,132)
                        Vested                                -                -         43,867
                        ----------------------------------------------------------------------------

                        Balance, December 31, 2000            1.07       174,975        102,255
                        Granted                               1.02       343,000              -
                        Forfeited                             1.00       (11,550)          (366)
                        Vested                                -                -         43,202
                        ----------------------------------------------------------------------------

                        Balance, December 31, 2001           $1.04       506,425        145,091
                        ============================================================================

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

6.   Stock Options                                    Options Outstanding                  Options Exercisible
                                         ----------------------------------------------  ------------------------
     (continued)                                                 Weighted Average
                                             Number of        Remaining Contractual              Number
                       Exercise Prices         Shares              Life (Years)                 of Shares
                       ------------------------------------------------------------------------------------------
                              $.56            88,000                     6.0                        58,666
                            .80 - .81        206,000                     9.3                             -
                           1.00 - 1.39       192,425                     4.7                        66,425
                              3.50            20,000                     4.5                        20,000
                       ------------------------------------------------------------------------------------------

                                             506,425                                               145,091
                       ------------------------------------------------------------------------------------------

                        The weighted average fair value of options granted during the year ended December 31, 2001 was $.85.

                        The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 88%, risk-free interest rate of 5.07% and expected lives of seven to nine years. Substantially all options become vested and exercisable ratably over a five year period. No options were granted during the year ended December 31, 2000.

                        The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") in accounting for stock options granted to employees. SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

6.  Stock Options       If the  provisions  of SFAS  123 had been  adopted,  the
    (continued)         effect  on 2001 and 2000  earnings  would  have  been as
                        follows:

                                                               2001               2000
                          ------------------------------------------------------------------------
                          Net earnings:
                             Reported                            $1,993,993      $593,373
                             Proforma                             1,806,997       593,373
                          Basic earnings per share:
                             Reported                                  $.65          $.19
                             Proforma                                   .62           .19
                          Diluted earnings per share:
                             Reported                                  $.58          $.19
                             Proforma                                   .56           .19

                        At December 31, 2001, the Company had 1,421,052 warrants outstanding with exercise prices ranging from $.60 to $1.00 and expire in 2002.

7. Commitments a)In 1999, the Company, through the general contractor, and Contingencies filed claims, in the amount of approximately $1,100,000 for damages and cost overruns incurred as a result of engineering and design flaws on a project to renovate a building at Rutgers University ("Rutgers"). Specifically, after the Company commenced the Rutgers project, the Company found that the original structure was not structurally sufficient to support the panels as originally designed. The cost overruns relate to re-designing panels, producing panels with additional steel reinforcement, and erection of the panels on the structure. The general contractor filed suit against the Company, Rutgers, and the architect on the project, for damages. While the actual damages were not specified, based upon the pleadings, the general contractor is seeking in excess of $700,000 in damages from the Company. The Company filed a countersuit against the general contractor for damages in excess of $1,100,000. The Company also filed suit against Skylift Corporation, the Company's subcontractor, initially responsible for installation of construction panels, for approximately $1,000,000. The Company has approximately $950,000 due to the general contractor included in reserve for contract loss at December 31, 2001 and 2000.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------


7.  Commitments         The Company's  outside  counsel has provided the Company
    and Contingencies   with an opinion  that a legal  basis  exists for a claim
    (continued)         against  the  general   contractor   and  Rutgers.   All
                        conditions for claim  recognition  have been  satisfied,
                        and as of  December  31,  2001 and  2000,  approximately
                        $497,000 of the potential  $1,100,000  contract claim is
                        included  in  claims  receivable,  as such  amounts  are
                        probable    (subject   to    negotiations    and   legal
                        proceedings). The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

                    b) In January 2001, the Company received notice of a wrongful death lawsuit filed by the Estate of Joy V. Snyder and her surviving children. On or about March 12, 1998, Ms. Snyder was involved in an automobile accident whereby the rear of her vehicle was struck by another vehicle, which caused her to leave the highway and run into the back of a tractor-trailer owned by Smith-Midland, causing her death. The tractor-trailer was parked on the shoulder to deliver sound abatement panels to a Maryland State Highway Administration project. The suit names the Company, the tractor-trailer driver, the general contractor, and the Maryland State Highway Administration as defendants alleging negligence as to the truck's location on the shoulder of the highway and asks for damages of $8,000,000 plus interest and costs. The Company believes that its driver was parked properly in accordance with instructions received from the general contractor and that the accident was entirely a result of the negligence by the driver that hit Ms. Snyder, not any of the parties named in the suit. The Company plans to vigorously defend its position, and believes that any settlement would be covered under the Company's general liability insurance and therfore will not adversely affect the financial statements.

                    c) In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company. On or about June 20, 1997, Mr. Hughes suffered injuries when a barrier section-coupling device apparatus failed. The suit alleges that the Company sold the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks $10,000,000 in compensatory damages and $10,000,000 in punitive damages. Management believes the suit to be without merit as there is no evidence that indicates that the Company either sold or manufactured the section-coupling device in question. The Company plans to vigorously defend its position, and believes that any settlement would be covered under the Company's general liability insurance and therfore will not adversely affect the financial statements.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

--------------------------------------------------------------------------------

8.  Earnings Per Share  Earnings per share is calculated as follows:

                        Year ended December 31,                                 2001              2000
                        --------------------------------------------------------------------------------------

                        Basic earnings
                           Income available to common shareholder           $1,993,993        $   593,373
                        --------------------------------------------------------------------------------------

                           Weighted average shares outstanding               3,090,465          3,050,190
                        --------------------------------------------------------------------------------------

                           Basic earnings per share                               $.65               $.19
                        --------------------------------------------------------------------------------------

                        Diluted earnings per share

                           Income available to common shareholder           $1,993,993        $   593,373
                        --------------------------------------------------------------------------------------

                           Weighted average shares outstanding              3,090,465           3,050,190
                             Dilutive effect of stock options                  32,948                  -
                             Dilutive effect of warrants                      338,364                  -
                        --------------------------------------------------------------------------------------

                           Total weighted average shares outstanding        3,461,777           3,050,190
                        --------------------------------------------------------------------------------------

                           Diluted earnings per share                            $.58                $.19
                        --------------------------------------------------------------------------------------