Form 10QSB
period 2002-03-31
SMITH MIDLAND CORP
filed 2002-05-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Filed Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
        March  31, 2002                                           1-13752
---------------------------------                                 -------



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


         As of May 6, 2002, the Company had outstanding 3,682,451 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                    Consolidated Balance Sheets;                              3
                    March 31, 2002 (Unaudited);
                    and December 31, 2001

                    Consolidated Statements of Operations                     4
                    (Unaudited); Three months ended
                    March 31, 2002  and 2001

                    Consolidated Statements of Cash Flows                     5
                    (Unaudited); Three months ended
                    March 31, 2002 and 2001

                    Notes to Consolidated Financial Statements (Unaudited)    6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           11

         Item 2.  Changes in Securities and Use of Proceeds                   11

         Item 3.  Defaults Upon Senior Securities                             11

         Item 4.  Submission of Matters to a Vote of Security Holders         11

         Item 5.  Other Information                                           11

         Item 6.  Exhibits and Reports on Form 8-K                            11

         Signatures                                                           12

                                         PART I - Financial Information
Item 1.  Financial Statements

                                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                                                   March 31,        December 31,
                                                                                     2002               2001
         Assets                                                                 ------------        -----------
Current assets:
   Cash and cash equivalents                                                    $    759,845        $   942,131
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $382,395 and $371,895                                                       5,080,140          5,934,359
     Trade - unbilled                                                                488,102            458,281
   Inventories:
     Raw materials                                                                   500,834            585,736
     Finished goods                                                                1,226,031          1,042,660
   Prepaid expenses and other assets                                                 301,192            188,836
                                                                                 -----------      ------------
       Total current assets                                                        8,356,144          9,152,003
                                                                                 -----------       ------------

Property and equipment, net                                                        2,748,048          2,672,665
                                                                                 -----------       ------------

Other assets:
   Note receivable, officer                                                          552,282            558,282
   Claims and accounts receivable                                                    960,254            960,254
   Other                                                                             273,890            296,965
                                                                                 -----------       ------------
         Total other assets                                                        1,786,426          1,815,501
                                                                                 -----------       ------------
       Total Assets                                                              $12,890,618       $ 13,640,169
                                                                                 ===========       ============

         Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                           $   580,340        $   604,135
   Accounts payable -- trade                                                       2,073,673          2,999,367
   Accrued expenses and other liabilities                                            579,830            732,710
   Customer deposits                                                                 331,633            266,716
                                                                                 -----------       ------------
     Total current liabilities                                                     3,565,476          4,602,928
Reserves for contract losses                                                       1,025,556          1,025,556
Notes payable -- less current maturities                                           3,980,889          3,998,862
Notes payable -- related parties                                                      66,056             68,777
                                                                                 -----------       ------------
     Total Liabilities                                                             8,637,977          9,696,123
                                                                                 -----------       ------------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none outstanding                                                                 --                  --
   Common stock, $.01 par value, authorized 8,000,000 shares,
     3,354,751 and 3,171,051 issued and outstanding                                   33,547             31,710
   Additional capital                                                              3,592,360          3,494,854
   Treasury Stock                                                                   (102,300)          (102,300)
   Retained earnings                                                                 729,034            519,782
                                                                                 -----------       ------------
     Total Stockholders' Equity                                                    4,252,641          3,944,046
                                                                                 -----------       ------------
          Total Liabilities and Stockholders'  Equity                            $12,890,618       $ 13,640,169
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

                                  SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Operations
                                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                    2002              2001
                                                                                 ----------        ----------
Revenue
     Product sales and leasing                                                   $5,237,859        $4,861,287
     Royalties                                                                      169,737           166,988
                                                                                 ----------        ----------

Total Revenue                                                                     5,407,596         5,028,275

Cost of goods sold                                                                4,165,963         4,031,848
                                                                                 ----------        ----------

Gross profit                                                                      1,241,633           996,427
                                                                                 ----------        ----------

Operating expenses:
     General and administrative expenses                                            679,710           630,573
     Selling expenses                                                               229,689           130,934
                                                                                 ----------        ----------

     Total operating expenses                                                       909,399           761,507
                                                                                 ----------        ----------

Operating income                                                                    332,234           234,920
                                                                                 ----------        ----------

Other income (expense):
     Interest expense                                                               (74,654)         (134,253)
     Interest income                                                                 10,329            12,373
     Other, net                                                                     (31,257)          (83,960)
                                                                                 ----------        ----------

         Total other income (expense)                                               (95,582)         (205,840)
                                                                                 ----------        ----------

Income before income taxes                                                          236,652            29,080
Income tax expense                                                                   27,400                --
                                                                                 ----------        ----------

         Net income                                                              $  209,252        $   29,080
                                                                                 ==========        ==========

Basic income per share                                                           $      .06        $      .01
                                                                                 ==========        ==========

Diluted earnings per share                                                       $      .05        $      .01
                                                                                 ==========        ==========


            The accompanying notes are an integral part of these consolidated financial statements.

                                  SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                     2002            2001
                                                                                 -----------     -----------
Cash flows from operating activities:
     Cash received from customers                                               $  6,296,911      $5,404,548
     Cash paid to suppliers and employees                                         (6,248,457)     (5,030,428)
     Income taxes paid, net                                                          (27,400)             --
     Interest paid                                                                   (74,654)       (134,252)
     Other                                                                           (20,928)         31,172
                                                                                ------------      ----------
       Net cash provided (absorbed) by operating activities                          (74,528)        271,040
                                                                                ------------      ----------

Cash flows from investing activities:
     Purchases of property and equipment                                            (168,612)        (89,545)
     (Increase) decrease in officer note receivable                                    6,000              --
                                                                                ------------      ----------
       Net cash absorbed by investing activities                                    (162,612)        (89,545)
                                                                                ------------      ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                         40,263          48,404
     Repayments of borrowings                                                        (82,031)        (43,803)
     Repayments on borrowings - related parties, net                                  (2,721)             --
     Proceeds from warrants exercised                                                 99,343              --
                                                                                ------------      ----------
       Net cash provided by financing activities                                      54,854           4,601
                                                                                ------------      ----------


Net increase (decrease) in cash and cash equivalents                                (182,286)        186,096

Cash and cash equivalents at beginning of period                                     942,131         218,264
                                                                                ------------      ----------

Cash and cash equivalents at end of period                                      $    759,845      $  404,360
                                                                                =============     ==========

Reconciliation of net income (loss) to net cash provided
  (absorbed) by operating activities:

Net income (loss)                                                               $    209,252      $   29,080
Adjustments to reconcile net income (loss) to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                                                  93,229          94,433
         Decrease (increase) in:
         Accounts receivable - billed                                                854,219         604,026
         Accounts receivable - unbilled                                              (29,821)       (104,994)
         Inventories                                                                 (98,469)       (106,704)
         Prepaid expenses and other assets                                           (89,281)        (39,636)
       Increase (decrease) in:
         Accounts payable - trade                                                   (925,694)       (321,884)
         Accrued expenses and other liabilities                                     (152,880)        136,719
         Customer deposits                                                            64,917         (20,000)
                                                                                ------------      ----------
Net cash provided (absorbed) by operating activities                            $    (74,528)     $  271,040
                                                                                ============      ==========

           The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002

Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     In the opinion of management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three-month periods ended March 31, 2002 and 2001.

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

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2002 presentation.

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

     No provision for federal income taxes was made for the three-month period ended March 31, 2002 or 2001 due to the availability of net operating loss carryforwards. As of December 31, 2001 the Company has approximately $275,000 in net operating loss carryforwards which the Company believes will be fully absorbed in the current year. At that time, a provision for federal income taxes will be established.

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

Net Income Per Share

     Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                              2002              2001
                                                           ----------        ----------
Net income                                                 $  209,252        $   29,080
                                                           ==========        ==========

Average Shares Outstanding
     For basic earnings per share                           3,255,471         3,050,798
     Dilutive effect of stock options and warrants            875,458                --
                                                           ----------        ----------
Average Shares Outstanding for diluted earnings per share   4,130,929         3,050,798
                                                           ==========        ==========
Basic income per share                                     $      .06        $      .01
                                                           ==========        ==========
Diluted earnings per share                                 $      .05        $      .01
                                                           ==========        ==========

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


     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2002 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2002. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended March 31, 2002 compared to the three months ended March 31, 2001

     For the three months ended March 31, 2002, the Company had total revenue of $5,407,596 compared to total revenue of $5,028,275 for the three months ended March 31, 2001, an increase of $379,321 or 8%. Total product sales were $4,448,087 for the three months ended March 31, 2002 compared to $4,277,046 for the same period in 2001, an increase of $171,041 or 4%. The sales mix changed with barrier, soundwall, and SlenderwallTM registering significant sales increases but architectural, utility and building sales showing significant decreases. Shipping and installation revenue was $789,772 for the three months ended March 31, 2002 and $584,241 for the same period in 2001, an increase of $205,531, or 35%, resulting primarily from higher revenues for product installation on major contracts. Royalties increased to $169,737 in the current quarter from $166,988 in the three months ended March 31, 2001. The increase of $2,749, or 2%, was due to increased barrier royalties based on increased sales activity by the Company's licensees in the 2002 period as compared to the 2001 period.

     Total cost of goods sold for the three months ended March 31, 2002 was $4,165,963, an increase of $134,115, or 3%, from $4,031,848 for the three months ended March 31, 2001. The increase was a result of the increased volume as total cost of goods sold, as a percentage of total revenue, decreased to 77% for the three months ended March 31, 2002, from 80% for the three months ended March 31, 2001. The cost of products sold averaged 73% in the first quarter of 2002 versus 75% for the first quarter of 2001, which earlier quarter included an addition to the reserve for contract losses of $69,000. The cost of shipping and installation exceeded shipping and installation revenue in the three months ending March 31, 2002 by $115,108 versus a loss of $220,869 for the quarter ending March 31, 2001. The lower loss was a result of the higher installation revenues.

     For the three months ended March 31, 2002 the Company's general and administrative expenses increased $49,137, or 8%, to $679,710 from $630,573 during the same period in 2001. The majority of the increase was attributed to higher salary expenses in the quarter ending March 31, 2002 .

     Selling expenses for the three months ended March 31, 2002 increased $98,755 to $229,689 from $130,934 for the three months ended March 31, 2001 an increase of 75%, primarily as a result of increases in salaries due to higher staffing levels, and additional advertising expenses in the quarter ending March 31, 2002, as the Company increased its sales effort.

     The Company's operating income for the three months ended March 31, 2002 was $332,234, compared to an operating income of $234,920 for the three months ended March 31, 2001, an increase of $97,314, or 41%. The improved operating income resulted from a 25% increase in gross profit reduced by a 19% increase in operating expenses.

       Interest expense was $74,654 for the three months ended March 31, 2002, compared to $134,253 for the three months ended March 31, 2001. The decrease of $59,599, or 44%, was due to lower levels of average debt outstanding in the quarter ending March 31, 2002 compared to the quarter ending March 31, 2001 and significantly lower average interest rates in the current quarter as most of the Company's debt is tied to the prime interest rate.

     Other expenses, net fell by $52,703 or 63% for the quarter ending March 31, 2002 to $31,257 from $83,960 for the quarter ending March 31, 2001. The reduction was due to a combination of higher levels of miscellaneous income and lower use tax expenses in the current quarter.

     Net income was $209,252 for the three months ended March 31, 2002 after $27,400 of income tax expense compared to net income of $29,080 with no income tax expense for the same period in 2001. Basic earnings per share for the 2002 three month period was $0.06 compared to basic earnings per share of $0.01 for the three months ended March 31, 2001.


Liquidity and Capital Resources

     The Company generally finances its capital expenditures, operating requirements and growth with proceeds from operations, and bank and other borrowings. As of March 31, 2002, however, the Company has approximately 1,030,000 publicly traded warrants outstanding. The warrants have an exercise price of $.60 and expire on August 31, 2002. If exercised, the Company will receive approximately $618,000 in cash. The Company had $4,561,229 of indebtedness at March 31, 2002, of which $580,340 was scheduled to mature within twelve months.

     The Company has a $3,774,011 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company also has a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime, has been verbally increased by FIB to $750,000 with a maturity of May 2003.

     Capital spending increased to $168,612 in the quarter ended March 31, 2002 from $89,545 in the comparable period of the prior year, mainly because of routine equipment replacements. Planned capital expenditures for 2002 are limited as stated above by the FIB loan agreement. The Company plans to make additional capital expenditures for routine equipment replacement in the current fiscal year but has no other significant cash commitments for capital expenditures planned in 2002.

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

     As of March 31, 2002 the Company's backlog was approximately $7.1 million versus a backlog of approximately $8.5 million as of March 31, 2001. As of May 6, 2002, the Company's backlog had decreased to approximately $6.3 million versus a backlog of $8.3 million for the comparable period in 2001. The majority of the projects relating to the backlog as of May 6, 2002 are contracted to be constructed in 2002. The drop in the Company's backlog from the prior year's level is due to (1) increased production levels at the Company, resulting in a lower degree of deferral in commencing projects, and (2) a decreased level of new sales and projects, in view of the slower economy. In the event the decreased level of new sales and projects continues, future sales revenues could be adversely effected.

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

                           PART II - Other Information


Item 1.  Legal Proceedings.  Reference is made to Item 3 of the Company's Annual
         ------------------
         Report on Form 10-KSB for the year ended December 31, 2001 for information as to reported legal proceedings.


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

                            SMITH-MIDLAND CORPORATION




Date: May 15, 2002                     /s/ Rodney I. Smith
                                      -------------------------------
                                      Rodney I. Smith
                                      Chairman of the Board,
                                      Chief Executive Officer and President
                                      (principal executive officer)


Date: May 15, 2002                     /s/ Robert E. Albrecht, Jr.
                                      -------------------------------
                                      Robert E. Albrecht, Jr.
                                      Chief Financial Officer
                                      (principal financial and
                                      accounting officer)