Form 10QSB
period 2002-06-30
SMITH MIDLAND CORP
filed 2002-08-14
CIK 924719

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended                            Commission File Number
        June 30, 2002                                            1-13752
     ----------------------                                      -------

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

          Yes [X]                  No [_]

     As of August 9, 2002, the Company had outstanding 3,675,242 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX

                                                                         PAGE NUMBER
                                                                         -----------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Consolidated Balance Sheets (Unaudited);                      3
                June 30, 2002 and December 31, 2001

                Consolidated Statements of Operations                         4
                (Unaudited); Three months ended
                June 30, 2002  and 2001

                Consolidated Statements of Operations                         5
                (Unaudited); Six months ended
                June 30, 2002  and 2001

                Consolidated Statements of Cash Flows                         6
                (Unaudited); Six months ended
                June 30, 2002 and 2001

                Notes to Consolidated Financial Statements (Unaudited)        7

     Item 2. Management's Discussion and Analysis of Financial                9
             Condition and Results of Operations

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               15

     Item 2. Changes in Securities and Use of Proceeds                       15

     Item 3. Defaults Upon Senior Securities                                 15

     Item 4. Submission of Matters to a Vote of Security Holders             15

     Item 5. Other Information                                               15

     Item 6. Exhibits and Reports on Form 8-K                                15

     Signatures                                                              16

                         PART I - Financial Information

Item 1.  Financial Statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                   (Unaudited)
                                                                     June 30,    December 31,
                                                                       2002          2001
                                                                   -----------   ------------
                   Assets
                   ------
Current assets:
   Cash and cash equivalents                                       $   531,927   $   942,131
   Accounts receivable:
      Trade - billed, less allowances for doubtful accounts of
         $308,086 and $371,895                                       5,555,987     5,934,359
      Trade - unbilled                                                 200,603       458,281
   Inventories:
      Raw materials                                                    598,953       585,736
      Finished goods                                                 1,533,429     1,042,660
   Prepaid expenses and other assets                                   200,986       188,836
                                                                   -----------   -----------
Total current assets                                                 8,621,885     9,152,003
                                                                   -----------   -----------

Property and equipment, net                                          2,791,601     2,672,665
                                                                   -----------   -----------

Other assets:
   Note receivable, officer                                            546,282       558,282
   Claims and accounts receivable                                      960,254     1,020,183
   Other                                                               250,789       237,036
                                                                   -----------   -----------
         Total other assets                                          1,757,325     1,815,501
                                                                   -----------   -----------

         Total Assets                                              $13,170,811   $13,640,169
                                                                   ===========   ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
   Current maturities of notes payable                             $   284,998   $   604,135
   Accounts payable - trade                                          2,334,194     2,999,367
   Accrued expenses and other liabilities                              370,493       732,710
   Accrued income taxes                                                243,600            --
   Customer deposits                                                   107,133       266,716
                                                                   -----------   -----------
      Total current liabilities                                      3,340,418     4,602,928
Reserves for contract losses                                         1,021,931     1,025,556
Notes payable - less current maturities                              3,920,582     3,998,862
Notes payable - related parties                                         60,441        68,777
                                                                   -----------   -----------
      Total Liabilities                                              8,343,372     9,696,123
                                                                   -----------   -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
      none outstanding                                                      --            --
   Common stock, $.01 par value; authorized 8,000,000 shares,
      issued and outstanding, 3,685,451 and 3,171,051 shares            36,854        31,710
   Additional capital                                                3,765,737     3,494,854
   Treasury Stock, 40,920 Shares                                      (102,300)     (102,300)
   Retained earnings                                                 1,127,148       519,782
                                                                   -----------   -----------
      Total Stockholders' Equity                                     4,827,439     3,944,046
                                                                   -----------   -----------
         Total Liabilities and Stockholders' Equity                $13,170,811   $13,640,169
                                                                   ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended
                                                   June 30,
                                              2002         2001
                                           ----------   ----------
Revenue                                    $5,804,612   $6,232,080

Cost of goods sold                          4,180,030    4,805,998
                                           ----------   ----------

Gross profit                                1,624,582    1,426,082
                                           ----------   ----------
Operating expenses:
   General and administrative expenses        655,100      581,479
   Selling expenses                           222,927      179,136
                                           ----------   ----------

   Total operating expenses                   878,027      760,615
                                           ----------   ----------

Operating income                              746,555      665,467
                                           ----------   ----------
Other income (expense):
   Interest expense                           (75,872)    (121,281)
   Interest income                             10,409       11,771
   Other                                      (39,378)     (15,291)
                                           ----------   ----------

      Total other income (expense)           (104,841)    (124,801)
                                           ----------   ----------

Income before income taxes                    641,714      540,666
Income tax expense                            243,600           --
                                           ----------   ----------

      Net income                           $  398,114   $  540,666
                                           ==========   ==========

Basic earnings per share                   $      .11   $      .18
                                           ==========   ==========

Diluted earnings per share                 $      .09   $      .18
                                           ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                              2002           2001
                                           -----------   -----------
Revenue                                    $11,212,209   $11,157,595

Cost of goods sold                           8,345,993     8,837,845
                                           -----------   -----------

Gross profit                                 2,866,216     2,319,750
                                           -----------   -----------

Operating expenses:
   General and administrative expenses       1,334,810     1,212,053
   Selling expenses                            452,616       310,070
                                           -----------   -----------

   Total operating expenses                  1,787,426     1,522,123
                                           -----------   -----------

Operating income                             1,078,790       797,627
                                           -----------   -----------

Other income (expense):
   Interest expense                           (150,526)     (255,533)
   Interest income                              20,738        24,143
   Other                                       (70,636)        3,509
                                           -----------   -----------

      Total other income (expense)            (200,424)     (227,881)
                                           -----------   -----------

Income before income taxes                     878,366       569,746
Income tax expense                             271,000            --
                                           -----------   -----------

      Net income                           $   607,366   $   569,746
                                           ===========   ===========

Basic earnings per share                   $       .18   $       .19
                                           ===========   ===========

Diluted earnings per share                 $       .15   $       .19
                                           ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           2002           2001
                                                       ------------   -----------
Cash flows from operating activities:
     Cash received from customers                      $ 11,686,705   $10,374,237
     Cash paid to suppliers and employees               (11,439,173)   (9,950,919)
     Income taxes paid, net                                 (27,400)           --
     Interest paid                                         (150,526)     (255,533)
     Other                                                  (53,523)       27,652
                                                       ------------   -----------
       Net cash provided by operating activities             16,083       195,437
                                                       ------------   -----------
Cash flows from investing activities:
     Purchases of property and equipment                   (311,568)     (171,794)
     Proceeds from sale of fixed assets                       3,007            --
     Repayments on officer note receivable                   12,000            --
                                                       ------------   -----------
       Net cash absorbed by investing activities           (296,561)     (171,794)
                                                       ------------   -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                           52,263       198,080
     Repayments on borrowings-related party                  (8,336)       (2,097)
     Repayments of bank borrowings                         (449,680)     (108,610)
     Proceeds from warrants exercised                       276,027        19,172
                                                       ------------   -----------
       Net cash provided (absorbed) by
         financing activities                              (129,726)      106,545
                                                       ------------   -----------

Net increase (decrease) in cash and cash equivalents       (410,204)      130,188

Cash and cash equivalents at beginning of period            942,131       218,264
                                                       ------------   -----------

Cash and cash equivalents at end of period             $    531,927   $   348,452
                                                       ============   ===========

Reconciliation of net income to net cash provided
          (absorbed) by operating activities:
Net income                                             $    607,366   $   569,746
Adjustments to reconcile net income to net cash
     provided  (absorbed) by operating activities:
       Depreciation and amortization                        191,597       188,178
       Gain on sale of fixed assets                          (1,972)           --
       Decrease (increase) in:
         Accounts receivable - billed                       378,372      (516,811)
         Accounts receivable - unbilled                     257,678      (116,447)
         Inventories                                       (503,986)      393,997
         Prepaid expenses and other assets                   34,026       (45,098)
       Increase (decrease) in:
         Accounts payable - trade                          (665,173)     (560,262)
         Accrued expenses and other liabilities            (362,217)      432,234
         Accrued income taxes                               243,600            --
         Reserve for contract loss                           (3,625)           --
         Customer deposits                                 (159,583)     (150,100)
                                                       ------------   -----------
Net cash provided by operating activities              $     16,083   $   195,437
                                                       ============   ===========

   The accompanying notes are an integral part of these consolidated financial statements

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and six-month periods ended June 30, 2002 and 2001.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                   Years
                                                   -----
     Buildings..................................   10-33
     Trucks and automotive equipment............    3-10
     Shop machinery and equipment...............    3-10
     Land improvements..........................   10-30
     Office equipment...........................    3-10

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

     No provision for federal income taxes was made for the three and six month periods ending June 30, 2001 due to the availability of net operating loss carryforwards. As of June 30, 2002, the Company had fully absorbed any remaining net operating loss carryforwards and accordingly established a provision for income taxes in the current period at an effective tax rate of 38%.

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event, revenue is recognized as cash is received. Certain sales of soundwall and Slenderwall(TM) concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in the earnings of an entity. Earnings per share was calculated as follows:

                                                              Three Months Ended
                                                                     June 30,
                                                               2002         2001
                                                            ----------   ----------
Net Income                                                  $  398,114   $  540,666
                                                            ==========   ==========

Average Shares Outstanding:
     For basic earnings per share                            3,543,717    3,056,230
     Dilutive effect of stock options and warrants             754,000           --
                                                            ----------   ----------
Average Shares Outstanding for Diluted Earnings per Share    4,297,717    3,056,230

Basic Earning per Share                                     $      .11   $      .18
                                                            ==========   ==========

Diluted Earnings per Share                                  $      .09   $      .18
                                                            ==========   ==========

                                                               Six Months Ended
                                                                     June 30,
                                                               2002         2001
                                                            ----------   ----------
Net Income                                                  $  607,366   $  569,746
                                                            ==========   ==========

Average Shares Outstanding:
     For basic earnings per share                            3,400,390    3,053,529
     Dilutive effect of stock options and warrants             747,949           --
                                                            ----------   ----------
Average Shares Outstanding for Diluted Earnings per Share    4,148,339    3,053,529

Basic Earning per Share                                     $      .18   $      .19
                                                            ==========   ==========

Diluted Earnings per Share                                  $      .15   $      .19
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

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2002. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended June 30, 2002 compared to the three months ended June 30, 2001

     For the three months ended June 30, 2002, the Company had total revenue of $5,804,612 compared to total revenue of $6,232,080 for the three months ended June 30, 2001, a decrease of $427,468, or 7%. The Company had lower product sales of $4,836,488 for the three months ended June 30, 2002 compared to $5,295,363 for the same period in 2001, a decrease of $458,875, or 9%. The decreases, resulting from the slower economy, occurred in Easi-Set Precast Buildings, utility products, licensee royalties, and architectural precast products while Slenderwall(TM) and soundwall enjoyed significant increases. Shipping and installation revenue increased slightly to $968,124 for the three months ended June 30, 2002 from $936,717 for the same period in 2001.

     Total cost of goods sold for the three months ended June 30, 2002 was $4,180,030, a decrease of $625,968, or 13%, from $4,805,998 for the three months ended June 30, 2001. The decrease was the result of the lower sales volume combined with reduced product production costs and lower shipping and installation expenses. Cost of goods sold as a percentage of total revenue decreased to 72% for the three months ended June 30, 2002, from 77% for the three months ended June 30, 2001.

     For the three months ended June 30, 2002, the Company's general and administrative expenses increased $73,621 to $655,100 from $581,479 during the same period in 2001. The 13% increase was mainly attributable to higher personnel costs from higher staffing levels and higher salaries, offset by lower legal fees and personnel recruitment fees.

     Selling expenses for the three months ended June 30, 2002 increased $43,791, or 24%, to $222,927 from $179,136 for the three months ended June 30, 2001, resulting from increased staffing levels and higher advertising costs.

     The Company's operating income for the three months ended June 30, 2002 was $746,555, compared to operating income of $665,467 for the three months ended June 30, 2001, an increase of $81,088, or 12%. The operating income improved from the significant reduction in costs of goods sold, but this was partially offset by higher selling expenses and general and administrative expenses.

     Interest expense was $75,872 for the three months ended June 30, 2002 compared to $121,281 for the three months ended June 30, 2001. The decrease of $45,409, or 37%, was due to lower interest rates and lower average levels of debt outstanding in the 2002 period.

     Other expense was $39,378 for the three months ended June 30, 2002 compared to $15,291 for the three months ended June 30, 2001, an increase of $24,087. The increase is attributable to the net effects of an increase in miscellaneous expenses offset by lower miscellaneous incomes.

     Net income was $398,114 for the three months ended June 30, 2002, compared to net income of $540,666 for the same period in 2001. The Company became subject to income taxes in the current quarter after exhausting available net operating loss carryforwards and an accrual of $243,600 was established to reflect the liability.

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

     For the six months ended June 30, 2002, the Company had total revenue of $11,212,209 compared to total revenue of $11,157,595 for the six months ended June 30, 2001, a increase of $54,614, or less than 1%. The Company had lower product sales of $9,454,312 for the six months ended June 30, 2002, compared to $9,636,637 for the same period in 2001, a decrease of $182,325, or 2%. The decreases, resulting from the slower economy, occurred in Easi-Set Precast Buildings, utility products, licensee royalties, and architectural precast products while Slenderwall(TM), barrier, and soundwall enjoyed significant increases. Shipping and installation revenue was $1,757,897 for the six months ended June 30, 2002 and $1,520,959 for the same period in 2001, an increase of $236,938, or 16%. The increase was attributable to higher overall sales of products requiring installation and shipping in the 2002 period, as compared to the 2001 period.

     Total cost of goods sold for the six months ended June 30, 2002 was $8,345,993, a decrease of $491,852, or 6%, from $8,837,846 for the six months ended June 30, 2001. The decrease was the result of lower production costs. Cost of goods sold, as a percentage of total revenue, decreased to 74% for the six months ended June 30, 2002, from 79% for the six months ended June 30, 2000 as the Company incurred lower production costs relative to the product revenue and improved margins on shipping and installation expenses.

     For the six months ended June 30, 2002, the Company's general and administrative expenses increased $122,757, or 10%, to $1,334,810 from $1,212,053 for the same period in 2001. The increase was mainly attributable to higher insurance costs and personnel costs, resulting from higher staffing levels and higher salaries, offset by lower professional fees and personnel recruitment fees.

     Selling expenses for the six months ended June 30, 2002 increased $142,546, or 46%, to $452,616 from $310,070 for the six months ended June 30, 2001. The increase was primarily a result of increased advertising and staffing levels as the Company sought to increase its sales effort.

     The Company's operating income for the six months ended June 30, 2002 was $1,078,790, compared to operating income of $797,627 for the six months ended June 30, 2001, an increase of $281,163. The operating income improved due to the significantly lower cost of goods sold, but this was partially offset by higher selling and general and administrative expenses.

     Interest expense was $150,526 for the six months ended June 30, 2002, compared to $255,533 for the six months ended June 30, 2001. The decrease of $105,007, or 41%, was a result of lower interest rates in the current period combined with lower average levels of debt outstanding.

     Other expense was $70,636 for the six months ended June 30, 2002 compared to other income of $3,509 for the six months ended June 30, 2001, an increase of $74,145. The increase was a result of lower levels of income from miscellaneous sources.

     Net income was $607,366 for the six months ended June 30, 2002, compared to a net income of $569,746 for the same period in 2001. The Company became subject to income taxes in the current period after exhausting available net operating loss carryforwards and an accrual of $243,600 was established to reflect the liability.

Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, bank and other borrowings, and equity financing. The Company had $4,205,580 of indebtedness at June 30, 2002, of which $284,998 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:



                                               Payments due by period
-------------------------------------------------------------------------------------------------------

                                    Less than
                  Total             1 year           1-3 years         4-5 years        After 5 years
                  -------------------------------------------------------------------------------------
Long-term
debt and
capital leases    $4,205,581         $284,998        $493,159          $278,345           $3,149,079

Debt to
Related
Parties               60,441           26,502          33,939                 -                    -

Operating
leases                 5,870            5,870               -                 -                    -
                  -------------------------------------------------------------------------------------
Total
contractual
cash
obligations       $4,271,892         $317,370        $527,098          $278,345           $3,149,079
                  =====================================================================================




     In June 1998, the Company successfully restructured substantially all of its debt into one $4,000,000 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The Company closed on this loan on June 25, 1998. The Company obtained a twenty three year term on this note at 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company was also granted a $500,000 operating line of credit by FIB. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime has been verbally increased by FIB to $1,000,000 with a maturity of May 2003. On December 20, 1999, the Company secured an additional term loan of $500,000 from FIB. The term loan is payable in monthly installments over a five year period and carries an interest rate of 1.75% above prime.

     Capital spending totaled $311,568 in the six month period ended June 30, 2002, which was an increase of 81% from $171,794 in the comparable period of the prior year, mainly because of routine equipment replacements. Planned capital expenditures for 2002 are limited as stated above by the FIB loan agreement. The Company plans to make additional capital expenditures for routine equipment replacement in the current fiscal year but has no other significant cash commitments for capital expenditures planned in 2002.

     As of June 30, 2002, the Company had approximately 706,600 publicly traded warrants exercisable at $.60 per share which expire on August 31, 2002.

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

Other Comments

     As of June 30, 2002 the Company's backlog was approximately $6.5 million versus a backlog of approximately $8.1 million as of June 30, 2001. As of August 13, 2002, the Company's backlog had decreased to approximately $6.0 million versus a backlog of $7.3 million for the comparable period in 2001. The majority of the projects relating to the backlog as of August 13, 2002 are contracted to be constructed in 2002. The recent drop in the Company's backlog is due to (1) increased production levels at the Company, resulting in a lower degree of deferral in commencing projects, and (2) a decreased level of new sales and projects, in view of the slower economy. In the event the economic slow down continues, future sales levels are liable to be adversely effected.

     Management believes that the Company's operations have not been materially affected by inflation.

                           PART II - Other Information

Item 1. Legal Proceedings.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 for information as to reported legal proceedings. The Company received notice from its insurance company on August 9, 2002 that the case of the Estate of Joy V. Snyder v. Smith Midland Corp. had been settled without financial impact to the Company.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (1) The following exhibits are filed herewith:

          Exhibit
            No.
          -------

           99.1    Certification pursuant to 18 U.S.C. Section 1350.

           99.2    Certification pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMITH-MIDLAND CORPORATION


Date: August 14, 2002                     By: /s/ Rodney I. Smith
                                          --------------------------------------
                                          Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: August 14, 2002                     By: /s/ Robert E. Albrecht, Jr.
                                          --------------------------------------
                                          Robert E. Albrecht, Jr.
                                          Chief Financial Officer
                                          (principal financial officer)