Form 10QSB
period 2002-09-30
SMITH MIDLAND CORP
filed 2002-11-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
      September 30, 2002                                         1-13752
------------------------------                                   -------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                          (Exact Name of Small Business
                       Issuer as Specified in Its Charter)



                 Delaware                                    54-1727060
-----------------------------------------                    ----------
         (State of Incorporation)                     (I.R.S. Employer I.D. No.)


            5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728
                    (Address of Principal Executive Offices)

                                 (540) 439-3266
                (Issuer's Telephone Number, Including Area Code)



                 Transitional Small Business Disclosure Format:

                  Yes                                No    X
                      -------                           -------


         As of November 12, 2002, the Company had outstanding 4,392,028 shares of Common Stock, $.01 par value per share.

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                    Consolidated Balance Sheets (Unaudited);                3
                    September 30, 2002 and December 31, 2001

                    Consolidated Statements of Operations                   4
                    (Unaudited); Three months ended
                    September 30, 2002 and 2001

                    Consolidated Statements of Operations                   5
                    (Unaudited); Nine months ended
                    September 30, 2002 and 2001

                    Consolidated Statements of Cash Flows                   6
                    (Unaudited); Nine months ended
                    September 30, 2002 and 2001

                    Notes to Consolidated Financial Statements (Unaudited)  7

         Item 2. Management's Discussion and Analysis of Financial         10
                  Condition and Results of Operations

         Item 3. Controls and Procedures                                   15

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                        16

         Item 2.  Changes in Securities and Use of Proceeds                16

         Item 3.  Defaults Upon Senior Securities                          16

         Item 4.  Submission of Matters to a Vote of Security Holders      16

         Item 5. Other Information                                         16

         Item 6.  Exhibits and Reports on Form 8-K                         16

         Signatures                                                        17


                                          PART I - Financial Information
Item 1.    Financial Statements

                                    SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                   (Unaudited)
                                                                                September 30,        December 31,
         Assets                                                                     2002                 2001
         ------                                                                  -----------         -----------
Current assets:
   Cash and cash equivalents                                                      $1,259,560            $942,131
   Accounts receivable:
     Trade - billed, less allowances for doubtful accounts of
       $306,420 and $371,895                                                       5,797,125           5,934,359
     Trade - Cost in excess of billings                                              438,264             458,281
   Inventories:
     Raw materials                                                                   471,881             585,736
     Finished goods                                                                1,212,895           1,042,660
   Prepaid expenses and other assets                                                 284,686             188,836
                                                                                 -----------        ------------
        Total current assets                                                       9,464,411           9,152,003
                                                                                 -----------         -----------

Property and equipment, net                                                        2,973,299           2,672,665
                                                                                 -----------         -----------

Other assets:
   Note receivable, officer                                                          540,282             558,282
   Claims and accounts receivable                                                    960,254           1,020,183
   Other                                                                             222,903             237,036
                                                                                 -----------         -----------
     Total other assets                                                            1,723,439           1,815,501

       Total Assets                                                              $14,161,149         $13,640,169
                                                                                 ===========         ===========

     Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of notes payable                                              $285,027            $604,135
   Accounts payable - trade                                                        2,296,808           2,999,367
   Accrued expenses and other liabilities                                            622,091             732,710
   Accrued income taxes                                                              499,441                  --
   Customer deposits                                                                 107,133             266,716
                                                                                 -----------         -----------
     Total current liabilities                                                     3,810,050           4,602,928
Reserve for Contract Loss                                                          1,021,931           1,025,556
Notes payable - less current maturities                                            3,849,857           3,998,862
Notes payable - related parties                                                       53,809              68,777
                                                                                 -----------         -----------
       Total Liabilities                                                           8,736,097           9,696,123
                                                                                 -----------         -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 1,000,000 shares,
     none outstanding                                                                 --                  --
   Common stock, $.01 par value; authorized 8,000,000 shares,
     issued and outstanding 4,432,948 and 3,171,051 shares                            44,329              31,710
   Additional capital                                                              4,178,649           3,494,854
   Treasury stock 40,920 Shares                                                     (102,300)           (102,300)
    Retained earnings                                                              1,304,374             519,782
                                                                                 -----------         -----------
     Total Stockholders' Equity                                                    5,425,052           3,944,046
                                                                                 -----------         -----------
       Total Liabilities and Stockholders'  Equity                               $14,161,149         $13,640,169
                                                                                 ===========         ===========

               The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                        Three Months Ended
                                                           September 30,
                                                      2002              2001
                                                   ----------        ----------
Revenue                                            $6,564,573        $8,465,779

Cost of goods sold                                  4,935,868         6,293,824
                                                   ----------        ----------

Gross profit                                        1,628,705         2,171,955
                                                   ----------        ----------

Operating expenses:
     General and administrative expenses              751,978           656,806
     Selling expenses                                 215,681           238,895
                                                   ----------        ----------

     Total operating expenses                         967,659           895,701
                                                   ----------        ----------

Operating income                                      661,046         1,276,254
                                                   ----------        ----------

Other income (expense):
     Interest expense                                 (70,835)         (110,072)
     Interest income                                    9,679            11,490
     Other                                            (22,543)          (62,015)
                                                   ----------        ----------

         Total other income (expense)                 (83,699)         (160,597)
                                                   ----------        ----------

Income before income taxes                            577,347         1,115,657
Income tax expense                                    400,121                --
                                                   ----------        ----------

         Net income                                $  177,226        $1,115,657
                                                   ==========        ==========

Basic earnings per share                           $      .05        $      .36
                                                   ==========        ==========

Diluted earnings per share                         $      .04        $      .36
                                                   ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                        Nine Months Ended
                                                September 30,     September 30,
                                                      2002            2001
                                                -------------     -------------

Revenue                                           $17,776,782       $19,774,255

Cost of goods sold                                 13,281,862        15,131,645
                                                  -----------       -----------

Gross profit                                        4,494,920         4,642,610
                                                  -----------       -----------

Operating expenses:
     General and administrative expenses            2,086,789         1,868,859
     Selling expenses                                 668,297           548,965
                                                  -----------       -----------


     Total operating expenses                       2,755,086         2,417,824
                                                  -----------       -----------

Operating income                                    1,739,834         2,224,786
                                                  -----------       -----------

Other income (expense):
     Interest expense                                (221,361)         (365,605)
     Interest income                                   30,417            35,633
     Other, net                                       (93,177)         (209,386)
                                                  -----------       -----------

         Total other income (expense)                (284,121)         (539,358)
                                                  -----------       -----------

Income before income taxes                          1,455,713         1,685,425
Income tax expense (benefit)                          671,121                --
                                                  -----------       -----------

         Net income                               $   784,592       $ 1,685,425
                                                  ===========       ===========

Basic earnings per share                          $       .22       $       .55
                                                  ===========       ===========

Diluted earnings per share                        $       .21       $       .55
                                                  ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                     SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                2002                       2001
                                                                            ------------              ------------
Cash flows from operating activities:
     Cash received from customers                                           $ 17,774,450              $ 15,494,197
     Cash paid to suppliers and employees                                    (16,631,229)              (14,571,294)
     Income taxes paid, net                                                     (171,680)                     --
     Interest paid                                                              (221,361)                 (365,605)
Other                                                                            (66,385)                   21,114
                                                                            ------------              ------------
       Net cash provided by operating activities                                 683,795                   578,412
                                                                            ------------              ------------
Cash flows from investing activities:
     Purchases of property and equipment                                        (600,706)                 (203,186)
     Proceeds from sale of fixed assets                                            3,007
     Decrease (increase) in officer note receivable                               18,000                      --
                                                                            ------------              ------------
         Net cash absorbed by investing activities                              (579,699)                 (203,186)
                                                                            ------------              ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                     52,263                   213,758
     Repayment of borrowings-related party                                       (14,968)                   (4,724)
     Repayments of  borrowings                                                  (520,376)                 (173,786)
     Proceeds from warrants exercised                                            696,414                    26,308
                                                                            ------------              ------------

       Net cash provided by financing activities                                 213,333                    61,556

Net increase in cash and cash equivalents                                        317,429                   436,782

Cash and cash equivalents at beginning of period                                 942,131                   218,264
                                                                            ------------              ------------

Cash and cash equivalents at end of period                                  $  1,259,560              $    655,046
                                                                            ============              ============

Reconciliation of net income to net cash provided by operating activities:

Net income                                                                  $    784,592              $  1,685,425
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             297,065                   288,170
       Decrease (increase) in:
         Accounts receivable - billed                                            137,234                (2,853,662)
         Accounts receivable - unbilled                                           20,017                  (224,282)
         Inventories                                                             (56,380)                  595,543
         Prepaid expenses and other assets                                       (21,788)                 (152,848)
       Increase (decrease) in:
         Accounts payable - trade                                               (702,559)                  839,771
         Accrued expenses and other liabilities                                 (110,619)                  400,195
         Accrued income taxes                                                    499,441                      --
         Reserve for contract losses                                              (3,625)                     --
         Customer deposits                                                      (159,583)                      100
                                                                            ------------              ------------
Net cash provided by operating activities                                   $    683,795              $    578,412
                                                                            ============              ============

              The accompanying notes are an integral part of these consolidated financial statements.

                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

     In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three- and nine-month periods ended September 30, 2002 and 2001.

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

     No provision for federal income taxes was made for the three and nine month periods ending September 30, 2001 due to the availability of net operating loss carryforwards. As of June 30, 2002, the Company had fully absorbed any remaining net operating loss carryforwards and accordingly established provisions for income taxes.

Revenue Recognition

     The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectability is in doubt, in which event revenue is recognized as cash is received. Certain sales of soundwall, architectural precast panels and SlenderwallTM concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

                                                                                    Three Months Ended
                                                                                        September 30,
                                                                                   2002              2001
                                                                                ----------       -----------
         Net income                                                             $  177,226       $ 1,115,657
                                                                                ==========       ===========

Average Shares Outstanding:
     For basic earnings per share                                                3,871,267         3,092,921
     Dilutive effect of stock options and warrants                                 171,925                --
                                                                                ----------       -----------
Average Shares Outstanding for Diluted Earnings per Share                        4,043,192         3,092,921
                                                                                ----------       -----------

Basic earnings per share                                                        $      .05       $       .36
                                                                                ==========       ===========

Diluted earnings per share                                                      $      .04       $       .36
                                                                                ==========       ===========

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                   2002              2001
                                                                                ----------       -----------

         Net income                                                             $  784,592       $ 1,685,425
                                                                                ==========       ===========

Average Shares Outstanding:
     For basic earnings per share                                                3,559,074         3,066,804
     Dilutive effect of stock options and warrants                                 213,605                --
                                                                                ----------       -----------
Average Shares Outstanding for Diluted Earnings per Share                        3,772,679         3,066,804
                                                                                ----------       -----------

Basic earnings per share                                                        $      .22       $       .55
                                                                                ==========       ===========

Diluted earnings per share                                                      $      .21       $       .55
                                                                                ==========       ===========

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


     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2002. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.


Results of Operations

     Three months ended September 30, 2002 compared to the three months ended September 30, 2001

     For the three months ended September 30, 2002, the Company had total revenue of $6,564,573 compared to total revenue of $8,465,779 for the three months ended September 30, 2001, a decrease of $1,901,206, or 22%. Total product sales were $5,396,681 for the three months ended September 30, 2002 compared to $7,416,152 for the same period in 2001, a decrease of $2,019,471, or 27%. The lower product sales were a result of reduced construction activity in some of the Company's market areas. The decreases occurred in Easi-Set Precast Buildings, barrier, licensee royalties, and architectural precast products while soundwall, SlenderwallTM and utility products enjoyed significant increases. Shipping and installation revenue was $1,167,892 for the three months ended September 30, 2002 and $1,049,627 for the same period in 2001, an increase of $118,265, or 11%. The increase was attributable to higher installation revenue due to an increase in installation activity primarily on the commercial building products.

     Total cost of goods sold for the three months ended September 30, 2002 was $4,935,868, a decrease of $1,357,956, or 22%, from $6,293,824 for the three months ended September 30, 2001. The majority of the decrease was due to the decreased volume. Cost of goods sold as a percentage of total revenue increased only slightly to 75% for the three months ended September 30, 2002, from 74% for the three months ended September 30, 2001.

     For the three months ended September 30, 2002, the Company's general and administrative expenses increased $95,172 to $751,978 from $656,806 during the same period in 2001. The 14% increase is due to higher personnel and personnel related costs, the majority of which is related to bonus accruals, offset in part by lower legal and professional fees.

     Selling expenses for the three months ended September 30, 2002 decreased $23,214, or 10%, to $215,681 from $238,895 for the three months ended September 30, 2001, resulting primarily from lower sales commissions due to the decreased sales volume offset, in part, by higher advertising and professional fees.

     The Company's operating income for the three months ended September 30, 2002 was $661,046 compared to operating income of $1,276,254 for the three months ended September 30, 2001, a decrease of $615,208, or 48%. The decreased operating income was a result of the lower sales in the current year and the higher general and administrative expenses, partially offset by the decreased selling expenses.

     Interest expense was $70,835 for the three months ended September 30, 2002, compared to $110,072 for the three months ended September 30, 2001. The decrease of $39,237, or 36%, was due to a lower average interest rate during the 2002 period and lower levels of average debt outstanding.

     Other expense was $22,543 for the three months ended September 30, 2002 compared to $62,015 for the three months ended September 30, 2001, a decrease of $39,472. The decrease is attributable to higher levels of miscellaneous income in the current period.

     The net income was $177,226 for the three months ended September 30, 2002, compared to a net income of $1,115,657 for the same period in 2001. The Company became subject to income taxes in the current year after exhausting available net operating loss carryforwards and established an accrual to reflect the tax liability. The basic and diluted net earnings per share for the current three month period was $.05 and $.04 compared to basic and diluted net earnings per share of $.36 for the three months ended September 30, 2001.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

     For the nine months ended September 30, 2002, the Company had total revenue of $17,776,782 compared to total revenue of $19,774,254 for the nine months ended September 30, 2001, a decrease of $1,997,472, or 10%. Total product sales were $14,850,993 for the nine months ended September 30, 2002, compared to $17,203,669 for the same period in 2001, a decrease of $2,352,676, or 14%. The lower product sales were a result of reduced construction activity in some of the Company's market areas. The decreases occurred in Easi-Set Precast Buildings, utility products, licensee royalties, and architectural precast products while SlenderwallTM, barrier, and soundwall enjoyed significant increases. Shipping and installation revenue was $2,925,789 for the nine months ended September 30, 2002 and $2,570,585 for the same period in 2001, an increase of $355,204, or 14%. The increase is attributable to increased installation revenue related to soundwall, SlenderwallTM and architectural precast contracts in the 2002 period, as compared to the 2001 period.

     Total cost of goods sold for the nine months ended September 30, 2002 was $13,281,862, a decrease of $1,849,783, or 12%, from $15,131,645 for the nine months ended September 30, 2001. The majority of the decrease was the result of the lower volume of sales however, total cost of goods sold, as a percentage of total revenue, also decreased to 75% for the nine months ended September 30, 2002, from 77% for the nine months ended September 30, 2001 as the Company incurred lower production costs relative to the revenue but higher shipping and installation expenses.

     For the nine months ended September 30, 2002, the Company's general and administrative expenses increased $217,930, or 12%, to $2,086,789, from $1,868,859 during the same period in 2001. The increase was primarily attributed to higher insurance and personnel and personnel related costs, the majority of which is related to bonus accruals, offset in part by lower legal, professional, and personnel recruitment fees.

     Selling expenses for the nine months ended September 30, 2002 increased $119,332, or 22%, to $668,297 from $548,965 for the nine months ended September 30, 2001. The increase was due to increased advertising and staffing levels during the 2002 period as compared to the 2001 period, partially offset by lower sales commissions and training costs.

     The Company's operating income for the nine months ended September 30, 2002 was $1,739,834, compared to operating income of $2,224,785 for the nine months ended September 30, 2001, a decrease of $484,951, or 22%. The lower operating income for the current nine month period resulted from the decreased sales volume experienced in the first three quarters of the fiscal year combined with higher operating expenses.

       Interest expense was $221,361 for the nine months ended September 30, 2002, compared to $365,605 for the nine months ended September 30, 2001. The decrease of $144,244, or 39%, was due to lower levels of debt outstanding in the 2002 period and lower average interest rates.

     The net income was $784,592 for the nine months ended September 30, 2002, compared to a net income of $1,685,425 for the same period in 2001. The Company became subject to income taxes in the current year after exhausting available net operating loss carryforwards and established an accrual to reflect the tax liability. The basic and diluted net earnings per share for the current nine month period was $.22 and $.21 compared to basic and diluted net earnings per share of $.55 for the nine months ended September 30, 2001

     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,134,884 of indebtedness at September 30, 2002, of which $285,027 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

                                                     Payments due by period
                  ----------------------------------------------------------------------------------------
                                    Less than
                     Total          1 year           1-3 years         4-5 years        After 5 years
                  ----------------------------------------------------------------------------------------
Long-term
debt and
capital leases     $4,134,884      $ 285,027         $456,907           $279,357          $3,113,593

Debt to
Related
Parties                53,809         24,203           29,606                  -                   -

Operating
leases                 28,993         27,105              992                896                   -
                  ----------------------------------------------------------------------------------------
Total
contractual
cash
obligations        $4,217,686       $336,335         $487,505           $280,253          $3,113,593
                  ========================================================================================

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

     Capital spending totaled $600,706 in the nine month period ended September 30, 2002 versus $203,186 in the comparable period of the prior year, mainly because of routine equipment replacements. Planned capital expenditures for 2002 are limited as stated above by the FIB loan agreement. The Company plans to make additional capital expenditures for routine equipment replacement in the current fiscal year but has no other significant cash commitments for capital expenditures planned in 2002.

     For the nine months ended September 30, 2002, the Company received approximately $696,414 from the exercise of its publicly traded warrents.

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

     As of September 30, 2002 the Company's backlog was approximately $4.0 million versus a backlog of approximately $6.4 million as of September 30, 2001. As of November 12, 2002, the Company's backlog had increased to approximately $4.8 million versus a backlog of $4.2 million for the comparable date in 2001. The majority of the projects relating to the backlog as of November 12, 2002 are contracted to be constructed in 2002. The drop in the Company's backlog from September 30, 2001 is due to (1) increased production levels at the Company, resulting in a lower degree of deferral in commencing projects, and (2) a decreased level of new sales and projects, in view of the slower economy. In the event the economic slow down continues, future sales levels are liable to be adversely effected.

     Management believes that the Company's operations have not been materially affected by inflation.

Item 3.  Controls and Procedures

     Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of the Form 10-QSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

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

Item 2.  Changes in Securities and Use of Proceeds.  None.
         -----------------------------------------


Item 3.  Defaults Upon Senior Securities.  None.
         -------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     On July 22, 2002 the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1. The election of the following individuals to serve as directors until the next annual meeting and until their successors are duly elected and qualified:

                                                            Shares Voted to
                  Name              Shares Voted For       Withhold Authority
             Rodney I. Smith           3,273,634                  11,980
             Ashley B. Smith           3,273,634                  11,980
             Wesley A. Taylor          3,273,634                  11,980
             Andrew Kavounis           3,273,634                  11,980

2. A motion to amend the Smith-Midland Corporation 1994 Stock Option Plan to increase the number of shares authorized to be issued under the plan by 450,000 shares. In connection with the motion, 1,403,392 shares voted for the motion, 209,800 shares voted against the motion, 14,665 shares abstained and 1,657,757 shares were not voted.

3. The ratification of the selection by the Board of Directors of BDO Seidman LLP as independent auditors for the year ending December 31, 2002. In this connection, 3,280,964 shares voted for ratification, 3,200 shares voted against ratification, and 1,450 shares abstained.

Item 5.  Other Information. None.
         -----------------


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (1) The following exhibits are filed herewith:

         Exhibit
           No.
           ---
          99.1     Certification pursuant to 18 U.S.C. Section 1350.
          99.2     Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMITH-MIDLAND CORPORATION




Date: November 14, 2002                   By: /s/ Rodney I. Smith
                                          --------------------------------------
                                          Rodney I. Smith
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (principal executive officer)


Date: November 14, 2002                   By: /s/ Robert E. Albrecht, Jr.
                                          --------------------------------------
                                          Robert E. Albrecht, Jr.
                                          Chief Financial Officer
                                          (principal financial officer)

                                 CERTIFICATIONS

I, Rodney I. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Smith-Midland Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002              By:  /s/ Rodney I. Smith
                                        -------------------------
                                          Rodney I. Smith
                                          Chairman of the Board, Chief
                                          Executive Officer and President

I, Robert E. Albrecht, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Smith-Midland Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                By:  /s/ Robert E. Albrecht, Jr.
                                          --------------------------------
                                             Robert E. Albrecht, Jr.
                                             Chief Financial Officer