Form 10KSB
period 2002-12-31
SMITH MIDLAND CORP
filed 2003-03-31
CIK 924719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002

                         Commission File Number 1-13752



                            SMITH-MIDLAND CORPORATION
                 (Name of Small Business Issuer in its Charter)


           Delaware                                              54-1727060
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

P.O. Box 300, 5119 Catlett Road,
         Midland, Virginia                                               22728
----------------------------------------                              ----------
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

                         Preferred Stock Purchase Rights
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                               ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---
         The Issuer's revenues for its most recent fiscal year were $22,604,958.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 20, 2003, was $3,869,855.

As of March 20, 2003, the Company had outstanding 4,432,948 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format

                           Yes     No X
                              ---    ---

                       Documents Incorporated By Reference
                                      None.

                           FORWARD-LOOKING STATEMENTS


         This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

o    our high level of indebtedness and ability to satisfy the same,
o our significant loss in 1998 under a material contract, and the litigation arising out of that contract,
o    our limited recent history of profitable operations,
o the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,
o the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,
o changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),
o    changes in general economic conditions (such as interest rate changes),
o    adverse weather which inhibits the demand for our products,
o    our compliance with governmental regulations,
o    the outcome of pending and future litigation,
o on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,
o    the cyclical nature of the construction industry.
o our exposure to increased interest expense payments should interest rates change and,
o the other factors and information disclosed and discussed in other sections of this report.


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

                                     PART I


Item 1.  Description of Business
         -----------------------

         General

         Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries. The Company's customers are primarily general contractors and federal, state and local transportation authorities located in the Mid-Atlantic and Northeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall(TM), a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks(TM) Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set(R) transportable concrete buildings, also patented. In addition, the Company produces generic highway sound barriers, utility vaults, farm products such as cattleguards and water and feed troughs, and custom order precast concrete products with various architectural surfaces.

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

         Market

         The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic and Northeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Canada, Belgium, New Zealand, and Spain. The Company, in conjunction with the establishment of its Slenderwall(TM) exterior cladding system, intends to expand the market in which it currently competes.

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

         The Company custom designs and manufactures each Sierra Wall to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol(R), an optional, durable and patented sound-absorbing, material that can be cast onto the exterior of the Sierra Wall. The Company is a party to a licensing agreement with DuriSol, Inc. of Ontario, Canada, ("DuriSol") permitting the Company to utilize the DuriSol(R) sound-absorbing technology until December 31, 2003 and expects to be able to renew this agreement. Under the Company's licensing agreement with DuriSol, the Company has an exclusive license to use DuriSol in Virginia and a right of first refusal for any new proprietary products developed by DuriSol. The Company pays a royalty to DuriSol equal to $.25 per square foot of product manufactured using DuriSol.

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

         Easi-Set J-J Hooks(TM) Highway Safety Barrier
         ---------------------------------------------

         The Easi-Set J-J Hooks(TM) highway safety barrier (the "J-J Hooks Barrier") is a crash tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier meets the requirements, having received NCHRP-350 approval in March 1999.

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


         Easi-Set Utility Vault
         ----------------------

         The Company produces a line of precast concrete underground utility vaults ranging in size from 27 to 702 cubic feet. Each Easi-Set utility vault normally comes with a manhole opening on the top for ingress and egress and openings around the perimeter, in accordance with the customer's specifications, to access water and gas pipes, electrical power lines, telecommunications cables, or other such media of transfer. The utility vaults may be used to house equipment such as cable, telephone or traffic signal equipment, and for underground storage. The Company also manufactures custom-built utility vaults for special needs.


         Sources of Supply

         All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources. To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.


         Licensing

         The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set and Easi-Span Precast Buildings and SlenderwallTM, as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time license acquisition and training fee ranging from approximately $20,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set Precast Building and SlenderwallTM licensees pay the Company a flat monthly fee for co-op advertising and promotion programs. The Company produces and distributes advertising materials and promotes the licensed products through its own advertising subsidiary, AdVentures.

         The Company has entered into 32 licensing agreements in the United States, and has established at least one licensee in each of Canada, Belgium, New Zealand, and Spain and sub-licensees in Canada.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. The Company completed its first licensing arrangement for its SlenderwallTM exterior cladding system in 2001 which resulted in additional start-up fees and royalties of $83,727. Additional licensees were added in 2002:
2 agreements amounting to $45,000.


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


         Employees

         As of March 22, 2002, the Company had 117 full-time and 8 part-time employees, 101 of which are located at the Company's Midland facility, and 24 of which are located at the Company's facility located in Reidsville, North Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.


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

         The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company's facilities and equipment are used as collateral for a long-term note, which as of December 31, 2002, had a balance of $3.7 million. (see "Liquidity and Capital Resources").


Item 3.  Legal Proceedings
         -----------------

         In 1998, the Company began work on a contract to renovate the Bradley Hall building (the "Bradley Hall project") at Rutgers University ("Rutgers"). The Bradley Hall project, which was completed in October 1999, involved the design, production, and installation of Slenderwall(TM) panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall(TM) panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. In that the Company was suffering losses on the project and was unable to fund its commitments, in January 1999, the Company entered into an agreement with Seacoast Builders Corporation ("Seacoast"), the prime contractor for the project. Pursuant to the agreement, Seacoast agreed to finance the cost of labor and small tools for the balance of the installation phase of the project commencing January 13, 1999, (ii) the Company remained responsible for the other services and materials required for the project, including provision of the Slenderwall(TM) system, (iii) the Company was required to reimburse Seacoast out of payments due the Company for Seacoast's expenses plus 10% for overhead, and (iv) the Company remained liable for cost overruns for which the Company was originally responsible for (the "Seacoast Agreement"). The cost overruns over the course of the entire project totaled approximately $1.6 million and the total loss to the Company on the job, before recovery on any claims by the Company, totaled approximately $1.45 million, which was recognized in fiscal 1999. Seacoast has filed claims in 1999 on the Company's behalf, in the amount of $1.1 million. All conditions for claim recognition have been satisfied and as of December 31, 2002 and 2001, $497,000 of the contract claim was included in claims receivable. The Company believes that, based on the specific facts and circumstances and prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

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

         In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company. On or about June 20, 1997, Mr. Hughes suffered injuries when a barrier section-coupling device apparatus failed. The suit alleges that the Company sold the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks $10,000,000 in compensatory damages and $10,000,000 in punitive damages. Management believes the suit to be without merit as there is no evidence that indicates that the Company either sold or manufactured the section-coupling device in question. In October 2002, the United States District Court dismissed the claim, however, the case is currently on appeal. The Company plans to vigorously defend its position, and believes that any settlement will be covered under the Company's general liability insurance and therefore will not adversely affect the financial statements.

         In January 2001, the Company received notice of a wrongful death lawsuit filed by the Estate of Joy V. Snyder and her surviving children. The suit was settled during 2002 with an award to the plaintiff of $50,000 that was paid by insurance.

         The Company is not presently involved in any other litigation of a material nature.


Item 4.  Submission of Matters to Vote of Security Holders - None.
         ---------------------------------------------------------

PART II
-------

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

          As of March 22, 2003, there were approximately 78 record holders of the Company's Common Stock. Management believes there are at least 411 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated. Such information was obtained from Yahoo Finance.


                                       High           Low
                                       ----           ---
2002
First Quarter                        $ 2.04           $1.40
Second Quarter                       $ 2.37           $1.50
Third Quarter                        $ 1.78           $1.20
Fourth Quarter                       $ 1.33           $ .98

2001
First Quarter                        $  .88           $ .56
Second Quarter                       $ 1.15           $ .62
Third Quarter                        $  .95           $ .67
Fourth Quarter                       $1 .48           $ .70

         In 1999, the stockholders of the Company approved an amendment of the Company's Certificate of Incorporation to affect a one-for-three, one-for-two, three-for-five, two-for-three or three-for-four reverse stock split of the Common Stock of the Company, but as of the date of this report, the Board of Directors has taken no action in this regard and does not at this time intend to take any action. The reverse stock split was then contemplated as a means of retaining the Company's NASDAQ listing. Instead, the Company intends to apply for a listing on the BBX which will be a significant upgrade for both current and potential investors.

         Dividends

         The Company has not paid dividends on its Common Stock since its inception and may not pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's current loan agreement with First International Bank prohibits the payment of dividends to stockholders without the bank's prior written consent, except for dividends paid in shares of the Company's Common Stock.

Shareholder Rights Plan

         The Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") in January 2003. Under the Plan, preferred stock purchase rights (each, a "Right") were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on February 11, 2003 and automatically attach to shares issued thereafter. Each Right entitles the holder to purchase one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $8.00 (the "Exercise Price") per Right. In general, the Rights will be exercisable if a person or group ("Acquiring Person") becomes the beneficial owner of 15% or more of the outstanding Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock of the Company. When the Rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive upon exercise Common Stock having a value equal to two times the Exercise Price of the Right. If, after the Rights become exercisable, the Company is acquired in a merger or similar transaction, each Right will entitle the holder thereof, other than the Acquiring Person, to purchase, at the Exercise Price, shares of the acquiring corporation having a value equal to two times the Exercise Price of the Right. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding Common Stock of the Company, the Board of Directors of the Company may extinguish the Rights by exchanging one share of Common Stock or an equivalent security for each Right, other than Rights held by the Acquiring Person. The Board of Directors will in general be entitled to redeem the Rights for $.001 per Right at any time prior to any person or group becoming an Acquiring Person. The Rights will expire on January 20, 2013.

Item 6.  Management's Discussion and Analysis
         ------------------------------------

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

         Results of Operations

         Year ended December 31, 2002 compared to the year ended December 31,
2001

         For the year ended December 31, 2002, the Company had total revenue of $22,604,958 compared to total revenue of $26,855,190 for the year ended December 31, 2001, a decrease of $4,250,232, or 16%. Sales include revenues from product sales, royalty income, barrier rental income, installation income and shipping income. Total product sales were $17,823,449 for the year ended December 31, 2002, compared to $20,470,542 for the same period in 2001, a decrease of $2,647,093, or 13%. Sales of Soundwall and SlenderwallTM increased due to strong product demand that partially compensated for the static or decreased sales in the other products. Barrier rental revenue decreased to $519,469 for the year ended December 31, 2002 from $1,722,696 for the year ended December 31, 2001. The majority of this decrease came from two large contracts for special events than totaled $1,446,588 in FY 2001. Shipping and installation revenue was $3,686,887 for the year ended December 31, 2002 and $3,815,341 for the same period in 2001, a decrease of $128,454, or 3%. The decrease is attributable to the overall decrease in product and other sales. Royalty income totaled $575,153 for the year ended December 31, 2002, compared to $846,611 for the same period in 2001. The decrease of $271,458, or 32%, was due in part to both a decrease in royalties earned of $135,761 and a decrease in start-up fees of $78,138. The Company believes that this decrease in royalties is a result of weak economic conditions and that for the future, royalty income will increase overall and become a larger part of the Company's overall revenues.

     Construction activity has weakened in the Company's primary markets in line with general economic conditions. The Company's unfilled order backlog for products is significantly less compared to last year. The Company's bid activity does remain high and we expect the backlog to build up in the event that the economy improves in 2003.

     Total cost of goods sold for the year ended December 31, 2002 was $16,931,807, a decrease of $3,533,797, or 17%, from $20,465,604 for the year ended December 31, 2001. The majority of the decrease was the result of the lower volume of sales however, total cost of goods sold, as a percentage of total revenue, also decreased to 75% for the year ended December 31, 2002, from 76% for the year ended December 31, 2001, as the Company benefited from the implementation of numerous operations and production improvements.

     For the year ended December 31, 2002, the Company's general and administrative expenses increased $11,440, or .4%, to $2,727,567, from $2,716,127 during the same period in 2001. This leveling off of expense was due to marginally higher personnel expense partially offset by decreases in professional fees.

     Selling expenses for the year ended December 31, 2002 increased $195,898, or 16%, to $1,383,611 from $1,187,713 for the year ended December 31, 2001. The overall increase was due to adding more sales staff and increases in advertising and professional fees offset in part by lower sales commissions earned based on the reduced sales.

     The Company's operating income for the year ended December 31, 2002 was $1,561,973, compared to operating income of $2,485,746 for the year ended December 31, 2001, a decrease of $923,773, or 37%. The lower operating income for the current year resulted from the decreased sales volume and higher operating expenses partially offset by a slightly higher gross profit margin percentage.

     Interest expense and loan fees was $301,888 for the year ended December 31, 2002, compared to $459,250 for the year ended December 31, 2001. The decrease of $157,362, or 34%, was due to lower levels of debt outstanding in the 2002 period with significantly lower average interest rates.

     Other expense, net of other income, totaled $159,533 in the year ended December 31, 2002 versus other expense of $51,234 for the year ended December 31, 2001. The increase of $108,299 or 211% was primarily the result of the recognition of Virginia state use taxes, a level of expense that is not expected to be sustained.

    Income tax expense was $579,000 in the year ended December 31, 2002 compared to $28,613 for the year ended December 31, 2001, an increase of $550,387. The increase was primarily the result of the utilization of all remaining net operating loss carryforwards in 2001 for which the Company had not previously recorded a benefit. Income tax expense for 2002 also included an approximately $78,000 net effect of a revision in the estimate of the net operating loss carryforwards from 2001.

     Net income was $600,511 for the year ended December 31, 2002, compared to net income of $1,993,993 for the same period in 2001. Basic net income per share for the current year was $.16 compared to basic net income per share of $.65 for the year ended December 31, 2001 with 3,774,291 weighted average shares outstanding in the 2002 period versus 3,090,465 in the 2001 period. Diluted net income per share for the current year was $.16 compared to $.58 for the same period last year.

         Liquidity and Capital Resources

         The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, supplemented by bank and other borrowings.The Company had $4,301,205 of total indebtedness at December 31, 2002, of which $456,256 was scheduled to mature within twelve months.

Schedule of Contractual Obligations

                                                   Less than
                                  Total              1 year         1 to 3 years      4 to 5 years     Over 5 years
                                  -----              ------         ------------      ------------     ------------
Long term debtand               $4,228,505          $412,112          $624,224         $456,334        $2,735,835
capital leases

Debt to related parties            $43,707           $17,039           $26,668               $0                $0

Operating leases                   $28,993           $27,105              $992             $896                $0

Total contractual               $4,301,205          $456,256          $651,884         $457,230        $2,735,835
obligations

         The Company has a $3,695,778 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. At December 31, 2002, the Company was in violation of covenants related to fixed asset expenditures, however, the Company was granted a waiver of the covenants by the USDA and the bank. . The Company also has a $500,000 line of credit, under which there were no outstanding borrowings at December 31, 2002.

         At December 31, 2002, the Company had cash totaling $1,223,756 compared to cash totaling $942,131 at December 31, 2001. During 2002, the financing activities provided $296,852 (net) in cash which resulted from the exercise of the Company's publicly traded warrants and the repayment of debt; used $660,028 in its investing activities, primarily for the purchase of new equipment. The Company's operating activities provided cash of $644,801 (net) after deducting the resources required to fund the Company's growth in infrastructure.

         Capital spending increased to $756,763 in 2002, from $403,528 in 2001 for various improvements in the plant and the existing infrastructure. The Company intends to continue to fund capital improvements that enable productivity increases or reduce product costs.

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

         The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of Soundwall and Slenderwall concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements that affect profit are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

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

         Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have an effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company expects to continue using the intrinsic value method for accounting for its employee stock options.

Item 7.  Financial Statements
         --------------------

         The following financial statements, which appear at the back portion of the report, are filed as part of this report:

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants....................       F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001..........     F-4-5

Consolidated Statements of Operations for the years ended December
31, 2002 and 2001   ..................................................       F-6

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 2002 and 2001 ...............................       F-7

Consolidated Statements of Cash Flows for the years ended December 31,
2002 and 2001     ....................................................     F-8-9

Summary of Significant Accounting Policies............................   F-10-14

Notes to Consolidated Financial Statements ............................  F-15-23



Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

                                                  Director Or
                                                   Executive
Name                                     Age     Officer Since Position
----                                     ---     ------------- --------
Rodney I. Smith                           64         1970      Chief Executive Officer, President
                                                               and Chairman of the Board of
                                                               Directors

Ashley B. Smith                           40         1994      Vice President of Sales and
                                                               Marketing and Director

Wesley A. Taylor                          55         1994      Vice President of Administration
                                                               and Director

Andrew G. Kavounis                        77         1995      Director

James W. Dean                             65         2000      Vice President of Engineering
                                                               Smith-Midland Corp. (Virginia)

John K. Johnson                           52         2003      Chief Financial Officer

Michel Catteau                            36         2001      Chief Operating Officer
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

Ashley B. Smith. Vice President of Sales and Marketing and Director. Ashley B. Smith has served as Vice President of Sales and Marketing of the Company since 1990 and as a Director since 1994. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith.

Wesley A. Taylor. Vice President of Administration and Director. Wesley A. Taylor has served as Vice President of Administration of the Company since 1989 and as a Director since 1994, and previously held positions as Controller and Director of Personnel and Administration. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University.

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

John K. Johnson Chief Financial Officer. Mr. Johnson joined Smith Midland Corporation in January 2003 as the Chief Financial Officer. Previously he was the Chief Financial Officer to Iceweb, Inc., a communications company, from March 2001 to January 2003. From February 2000 to March 2001 he was the controller for Comstor, a distribution company, and from March 1999 to February 2000 he was the Director of Finance for Strayer Education, Inc., an education company. From January 1997 to March 1999 he was the Controller/CFO for Dunn*IDP Computer, Inc., a computer manufacturing and consulting company. Mr. Johnson is a member of the American Institute of Certified Public Accountants where he is involved with the business and industry section. Mr. Johnson received a BBA from Southern Methodist University in 1972 and served as a commissioned officer in the United States Air Force from 1972 - 1977. He received an MSBA from Boston University in 1987.

Michel Catteau. Chief Operating Officer. Mr. Catteau has served as Chief Operating Officer since February 2002. Prior to that he held the position of Vice-President of Operations. Before joining Smith-Midland Mr. Catteau worked as a Plant Manager and Project Manager for Precast Manufacturing Company in Saudi Arabia from 1997 to 2000. From 1990 to 1997 he worked as a Manager at Catteau Precast in Lier, Belgium. He holds a Bachelor of Science degree in Construction Engineering from Louvain University, Belgium, and a Bachelor of Arts degree as a translator English - Russian from the Hogeschool, Antwerp, Belgium.

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


Item 10.  Executive Compensation.

         The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries (the "named executive officers"), whose cash compensation exceeded $100,000 during 2002:

                                       Annual Compensation                          Long Term Compensation
                           --------------------------------------------- ---------------------------------------------

                                                                                Awards                 Payouts
                                                                         ---------------------- ----------------------
                                                                                     Securities
                                                               Other                  Under-                   All
        Name and                                               Annual    Restricted    Lying                  Other
        Principal                                             Compen-      Stock     Options/      LTIP      Compen-
        Position             Year       Salary      Bonus      sation      Awards      SARs      Payouts     Sation
                                          $           $          $           $          (#)         $           $
-------------------------- ---------- ----------- ---------- ----------- ----------- ---------- ----------- ----------
     Rodney I. Smith         2002      170,962     189,081*      0           0           0          0           0
    President, Chief         2001      175,000     189,081       0           0        120,000       0           0
    Executive Officer        2000      175,000      54,500       0           0           0          0           0
   and Chairman of the
         Board.

     Michael Catteau         2002      100,352     13,670        0           0           0          0           0
 Chief Operating Officer     2001       70,498       450         0           0        20,000        0           0
                             2000        N/A         N/A        N/A         N/A         N/A        N/A         N/A

    Wesley A. Taylor         2002       82,963     33,120        0           0           0          0           0
    Vice President of        2001       68,879      1,788        0           0        20,000        0           0
   Administration and        2000       62,831      2,544        0           0           0          0           0
        Director

     Ashley B. Smith         2002       85,388     23,800        0           0           0          0           0
Vice President Sales and     2001       89,165      2,005        0           0        20,000        0           0
 Marketing and Director      2000       75,549      2,408        0           0           0          0           0

      James W. Dean          2002       89,837     21,135        0           0           0          0           0
    Vice President of        2001       97,117        0          0           0        20,000        0           0
       Engineering           2000        7,428        0          0           0           0          0           0

*portion used to pay down note receivable

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

Option Grants in Last Fiscal Year

         There were no option grants during 2002.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                            Number of
                            Shares                      Underlying Shares          Value of Unexercised
                           Acquired                    Unexercised Options         In-the-Money Options
                              on         Value        at Fiscal Year End (#)     at Fiscal Year-End ($)(1)
                           Exercise     Realized      ----------------------     -------------------------
        Name                  (#)         ($)       Exercisable  Unexercisable   Exercisable  Unexercisable
        ----               --------     --------    -----------  -------------   -----------  -------------
Rodney I. Smith              0           0           73,334         86,666            29,084            25,466
Michael Catteau              0           0            6,666         13,334             1,300             2,600
Wesley A. Taylor             0           0           32,916         13,334            12,850             2,600
Ashley B. Smith              0           0           36,116         13,334            14,333             2,600
James W. Dean                0           0            6,666         13,334             1,300             2,600

--------
(1) Value is based on the closing sales price of the Company's Common Stock on December 31, 2002 ($1.19), the last trading day of 2002, less the option exercise price.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

         The Company entered into a four-year Employment Agreement with Rodney
I. Smith, its current President and Chief Executive Officer, effective as of September 30, 2002. The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein. The agreement provides for an annual base salary of $99,000 ("Base Salary"), which will be reviewed at least annually and adjusted from time to time at the determination of the Board of Directors. It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith's assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement). Payment of the royalty continues only for as long as the Company is using the inventions underlying the non-expired Patents. Mr. Smith is also entitled to bonuses as follows (the "Bonus"): (i) a performance-based bonus as determined by the Board each calendar year, and (ii) a $27,000 quarterly bonus equal to one-twentieth of the then outstanding principal balance on the loan (the "Loan") made by the Company to Mr. Smith in the aggregate amount of $540,000, and the unpaid interest accrued thereon during the quarter, and a cash amount which reimburses Mr. Smith for certain taxes payable by him as a result of such quarterly bonus. Payment of the Bonuses that are equal to one-twentieth of the Loan and the quarterly interest thereon are paid in the form of forgiveness of such principal and interest. Once the Loan has been fully repaid, no further quarterly Bonus in respect of the Loan shall be payable.

         Mr. Smith's employment agreement provides further that if Mr. Smith (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and Bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), Mr. Smith shall be entitled to a lump sum payment equal to three times the combined Base Salary and Bonus paid during the immediately preceding calendar year, and such other upaid accrued amounts. In any of such cases, the Company will provide Mr. Smith with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of Mr. Smith's unvested options to purchase Company stock shall become fully vested and exercisable on the date of termination. Mr. Smith will be entitled to exercise all such options for three years from the date of termination. The Company will have no further obligations to Mr. Smith, other than with respect to the payment of royalties.

         In the event Mr. Smith's employment by the Company is terminated as a result of Mr. Smith's (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and Bonus, and certain other accrued and unpaid amounts, or (ii) disability, Mr. Smith shall be entitled to Base Salary and Bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts. In either of such cases the outstanding principal balance of the Loan, and any accrued interest thereon, shall be forgiven in full, and payment shall be made to reimburse for taxes payable as a result thereof.

         In the event Mr. Smith's employment is terminated for cause or Mr. Smith voluntarily leaves the employ of the Company for no reason, Mr. Smith shall be entitled to accrued but unpaid Base Salary and Bonus up to the date of termination, and all other unpaid amounts. The Company shall have no further obligations to Mr. Smith, other than with respect to the Loan.

         The employment agreement also contains Noncompetition and Nonsolicitation covenants for one year following Mr. Smith's termination of employment for any reason.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

         The following table sets forth, as of March 20, 2003, certain information concerning ownership of the Company's Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


Name and Address of                       Number of Shares         Percentage of
Beneficial Owner(1)                     Beneficially Owned(2)        of Class
-------------------                     ---------------------        --------

Rodney I. Smith (1)(3)(4)(5)                   689,132                 15.3

Ashley B. Smith(1)(3)(4)(6)                    126,583                  2.8

Wesley A. Taylor(1)(7)                          32,916                    *

Andrew Kavounis(1)(8)                            3,000                    *

Michael Catteau (1)(9)                           6,666                    *

James Dean (1)(10)                              12,335                    *


All directors, executive officers and
key employees as a group (6 persons)(2)(11)    870,632                 19.0
-------------------------------
 *     Less than 1%

(1) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, Catteau and Dean is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4) Does not include an aggregate of 77,972 shares of Common Stock held by Matthew Smith and Roderick Smith, sons of Rodney I. Smith, and brothers of Ashley B. Smith, and shares held by Merry Robin Bachetti, sister of Rodney
     I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5) Includes 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the "Trust") for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and mother of Mr. Smith's children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares, as he deems fit. Includes options to purchase 73,334 shares.

(6)  Includes options to purchase 36,116 shares.

(7)  Includes options to purchase 32,916 shares.

(8)  Includes options to purchase 3,000 shares.

(9)  Includes options to purchase 6,666 shares.

(10) Includes options to purchase 6,666 shares.

(11) Includes options to purchase 158,698 shares for all directors, executive officers and key employees as a group.

EQUITY COMPENSATION PLAN INFORMATION

                                         Number of  securities to  Weighted         average  Number   of   securities
                                         be listed upon  exercise  exercise     price    of  remaining  available for
                                         of outstanding  options,  outstanding     options,  future   issuance  under
                                         warrants, and rights (a)  warrants and rights (b)   equity      compensation
                                                                                             plans         (excluding
                                                                                             securities  reflected in
                                                                                             column (a))

Equity  compensation  plans approved by                   501,925                     $1.04                   523,075
security holders

Equity  compensation plans not approved                         0                        $0                         0
by security holders

Total                                                     501,925                     $1.04                   523,075

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         At December 31, 2002, the Company owned an unsecured note for approximately $463,519 receivable from Mr. Rodney I. Smith, the Company's President and majority shareholder, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes (more fully described in Item 10). Principal received on the note were $94,763 for the year ended December 31, 2002 and $72,418 the year ended December 31, 2001. Total interest received on this note was approximately $33,497 and $37,800 for the years ended December 31, 2002 and 2001, respectively.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)      Exhibits.

         (1) The following exhibits are filed herewith:

Exhibit
Number   Description
------   -----------

3.1 Certificate of Incorporation, as amended (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
3.2 Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company's Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).
4.1 Specimen Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
4.2 Rights Agreement, dated as of January 21, 2003, between the Company and Computershare Trust Company, Inc., as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to the Company's Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).
10.1      Lease Agreement, dated January 1, 1995, between the Company and Rodney
          I. Smith (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
10.2 Collateral Assignment of Letters Patent, dated between the Company and Rodney I. Smith (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
10.3 Form of License Agreement between the Company and its Licensee (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
10.4 Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File No.: 001-13752), filed with the Commission on April 15, 1998).
10.5 First National Bank of New England Loan Agreement, dated June 25, 1998 (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (Commission File No.:001-13752), filed with the Commission on August 19, 1998).
10.6 First National Bank of New England Loan Note, dated June 25, 1998 (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (Commission File No.:001-13752), filed with the Commission on August 19, 1998).
10.7 Continuation of Exclusive License Agreement between DuriSol Resources, Inc. and Smith-Midland Corporation, with an effective date of January 1, 1999, dated May 3, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No.: 001-13752), filed with the Commission on April 14, 2000).
10.8 First National Bank of New England Commercial Loan Agreement dated December 20, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No.: 001-13752), filed with the Commission on April 14, 2000).

10.9 First National Bank of New England Commercial Term Promissory Note dated December 20, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No.: 001-13752), filed with the Commission on April 14, 2000).
10.10 Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith.
10.11 1994 Stock Option Plan (as amended through October 1, 2002) (Incorporated by reference to the Company's Registration Statement on Form S-8 (No.: 333-102892) filed with the Commission on January 31,
          2003).
21 List of Subsidiaries of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (Commission File No.: 001-13752) filed with the Commission on April 15, 1996).
23        Consent of BDO Seidman, LLP.
99.1      Certification of Rodney I. Smith pursuant to 18 U.S.C. Section 1350.
99.2      Certification of John K. Johnson pursuant to 18.U.S.C. Section 1350.


(b)      Reports on Form 8-K. None.


Item 14.  Controls and Procedures.
          ------------------------

         Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-KSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SMITH-MIDLAND CORPORATION


Date:    March 28, 2003              By:  /s/ Rodney I. Smith
                                          ------------------------------
                                              Rodney I. Smith, President
                                              (principal executive officer)

                                     By: /s/ John K. Johnson.
                                         -------------------------------
                                             John K. Johnson, CFO
                                             (principal financial and accounting
                                             officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                   Capacity                   Date
----                                   --------                   ----


/s/ Rodney I. Smith                    Director                   March 28, 2003
------------------------------
Rodney I. Smith



/s/ Wesley A. Taylor                   Director                   March 28, 2003
------------------------------
Wesley A. Taylor


/s/ Ashley Smith                       Director                   March 28, 2003
------------------------------
Ashley Smith



/s/ Andrew Kavounis                    Director                   March 28, 2003
------------------------------
Andrew Kavounis

                                 CERTIFICATIONS

I, Rodney I. Smith, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Smith-Midland
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003              /s/ Rodney I. Smith
                                     -------------------
                                         Rodney I. Smith
                                         Chairman of the Board, Chief Executive
                                         Officer and President

I, John K. Johnson, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Smith-Midland
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                      /s/ John K. Johnson
                                             -------------------
                                                 John K. Johnson
                                                 Chief Financial Officer

Report of Independent Certified Public Accountants



To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                                BDO Seidman, LLP


Richmond, Virginia
March 10, 2003

                                                                      Smith-Midland Corporation
                                                                               and Subsidiaries

                                                                    Consolidated Balance Sheets
===============================================================================================

December 31,                                                     2002                  2001
-----------------------------------------------------------------------------------------------

     Assets (Note 2)
Current assets
   Cash                                                  $  1,223,756          $    942,131
   Accounts receivable
     Trade - billed, (less allowance for doubtful
       accounts of $242,739 and $371,895)                   4,950,528             5,934,359
     Trade - unbilled                                         351,986               458,281
   Inventories
     Raw materials                                            498,984               585,736
     Finished goods                                         1,490,635             1,042,660
   Prepaid expenses and other assets                          310,054               188,836
-----------------------------------------------------------------------------------------------

Total current assets                                        8,825,943             9,152,003
-----------------------------------------------------------------------------------------------

Property and equipment, net (Note 1)                        3,018,729             2,672,665
-----------------------------------------------------------------------------------------------

Other assets
   Notes receivable, officer (Note 3)                         463,519               558,282
   Claims and accounts receivable (Note 7)                    960,254             1,020,183
   Other (Note 3)                                             230,393               237,036
-----------------------------------------------------------------------------------------------

Total other assets                                          1,654,166             1,815,501
-----------------------------------------------------------------------------------------------

                                                          $13,498,838           $13,640,169
===============================================================================================
                                                 See accompanying summary of accounting policies
                                                  and notes to consolidated financial statements


                                                                             Smith-Midland Corporation
                                                                                      and Subsidiaries

                                                                           Consolidated Balance Sheets
                                                                                           (continued)

=======================================================================================================

December 31,                                                             2002                  2001
-------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                      $  1,978,437          $  2,999,367
   Accrued expenses and other liabilities                             934,271               732,710
   Current maturities of notes payable (Note 2)                       412,112               604,135
   Customer deposits                                                   71,265               266,716
-------------------------------------------------------------------------------------------------------

Total current liabilities                                           3,396,085             4,602,928

Reserve for contract loss (Note 7)                                  1,001,682             1,025,556

Notes payable - less current maturities (Note 2)                    3,816,393             3,998,862

Notes payable - related parties (Note 3)                               43,707                68,777
-------------------------------------------------------------------------------------------------------

Total liabilities                                                   8,257,867             9,696,123
-------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 7)

Stockholders' equity (Note 6)
   Preferred stock, $.01 par value; authorized 1,000,000
     shares, none outstanding                                               -                     -
   Common stock, $.01 par value; authorized 8,000,000
     shares; 4,432,948 and 3,171,051 issued and outstanding            44,329                31,710
   Additional paid-in capital                                       4,178,649             3,494,854
   Retained earnings                                                1,120,293               519,782
-------------------------------------------------------------------------------------------------------

                                                                    5,343,271             4,046,346
Treasury stock, at cost, 40,920 shares                               (102,300)             (102,300)
-------------------------------------------------------------------------------------------------------

Total stockholders' equity                                          5,240,971             3,944,046
-------------------------------------------------------------------------------------------------------

                                                                  $13,498,838           $13,640,169
=======================================================================================================
                                                        See accompanying summary of accounting policies
                                                         and notes to consolidated financial statements



                                                           Smith-Midland Corporation
                                                                    and Subsidiaries

                                               Consolidated Statements of Operations

=====================================================================================

Year Ended December 31,                                2002                  2001
-------------------------------------------------------------------------------------

Revenue
   Products sales and leasing                   $22,029,805           $26,008,579
   Royalties                                        575,153               846,611
-------------------------------------------------------------------------------------

Total revenue                                    22,604,958            26,855,190

Cost of goods sold                               16,931,807            20,465,604
-------------------------------------------------------------------------------------

Gross profit                                      5,673,151             6,389,586
-------------------------------------------------------------------------------------

Operating expenses
   General and administrative expenses            2,727,567             2,716,127
   Selling expenses                               1,383,611             1,187,713
-------------------------------------------------------------------------------------

Total operating expenses                          4,111,178             3,903,840
-------------------------------------------------------------------------------------

Operating income                                  1,561,973             2,485,746
-------------------------------------------------------------------------------------

Other income (expense)
   Interest expense and loan fees                  (301,888)             (459,250)
   Interest income (Note 3)                          78,959                47,344
   Other, net                                      (159,533)              (51,234)
-------------------------------------------------------------------------------------

Total other income (expense)                       (382,462)             (463,140)
-------------------------------------------------------------------------------------

Income before income tax                          1,179,511             2,022,606
Income taxes (Note 4)                               579,000                28,613
-------------------------------------------------------------------------------------

Net income                                     $    600,511           $ 1,993,993
=====================================================================================

Basic earnings per share (Note 8)              $        .16           $       .65
=====================================================================================

Diluted earnings per share (Note 8)            $        .16           $       .58
=====================================================================================
                                      See accompanying summary of accounting policies
                                       and notes to consolidated financial statements



                                                                                            Smith-Midland Corporation
                                                                                                     and Subsidiaries

                                                                      Consolidated Statements of Stockholders' Equity
=====================================================================================================================

                                                     Additional        Retained
                                        Common         Paid-In         Earnings        Treasury
                                         Stock         Capital        (Deficit)         Stock           Total
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                $30,917       $3,453,222     $(1,474,211)      $(102,300)     $1,907,628

Warrants exercised                            793           41,632               -               -          42,425

Net income                                      -                -       1,993,993               -       1,993,993
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 31,710        3,494,854         519,782        (102,300)      3,944,046

Warrants exercised                         12,619          683,795               -               -         696,414

Net income                                      -                -         600,511               -         600,511
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                $44,329       $4,178,649     $ 1,120,293       $(102,300)     $5,240,971
=====================================================================================================================
                                                                      See accompanying summary of accounting policies
                                                                       and notes to consolidated financial statements




                                                                        Smith-Midland Corporation
                                                                                 and Subsidiaries

                                                            Consolidated Statements of Cash Flows

=================================================================================================

Year Ended December 31,                                             2002                  2001
--------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Cash received from customers                              $23,752,774           $24,436,973
   Cash paid to suppliers and employees                      (22,697,023)          (22,782,393)
   Income taxes paid, net                                       (110,226)              (28,613)
   Interest paid                                                (301,888)             (459,250)
   Other                                                           1,164                (3,890)
--------------------------------------------------------------------------------------------------

Net cash provided by operating activities                        644,801             1,162,827
--------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                          (756,763)             (403,528)
   Proceeds from sale of fixed assets                              1,972                70,972
   Repayments on officer note receivable                          94,763                72,418
--------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                       (660,028)             (260,138)
--------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from borrowings                                      223,294               234,285
   Repayments of borrowings                                     (597,786)             (437,121)
   Repayments on borrowings - related parties, net               (25,070)              (18,411)
   Proceeds from warrants exercised                              696,414                42,425
--------------------------------------------------------------------------------------------------

Net cash provided (absorbed) by financing activities             296,852              (178,822)
--------------------------------------------------------------------------------------------------

Net increase in cash                                             281,625               723,867

Cash, beginning of year                                          942,131               218,264
--------------------------------------------------------------------------------------------------

Cash, end of year                                           $  1,223,756        $      942,131
=================================================================================================




                                                                                     continued...

                                                                        Smith-Midland Corporation
                                                                                 and Subsidiaries

                                                            Consolidated Statements of Cash Flows
                                                                                      (continued)

==================================================================================================

Year Ended December 31,                                             2002                  2001
--------------------------------------------------------------------------------------------------

Reconciliation of net income to net cash provided by operating activities

Net income                                                   $   600,511            $1,993,993
Adjustments to reconcile net income to net cash
   Provided by operating activities
     Depreciation and amortization                               407,563               363,732
     Deferred taxes                                               44,000                     -
     (Gain) loss on sale of fixed assets                           1,164               (18,923)
     (Increase) decrease in
       Accounts receivable - billed                              597,078            (1,812,241)
       Accounts receivable - unbilled                            106,295              (455,876)
       Inventories                                              (361,223)              423,982
       Prepaid expenses and other assets                         332,107              (113,616)
     Increase (decrease) in
       Accounts payable - trade                               (1,020,930)              517,129
       Accrued expenses and other liabilities                    133,687               414,747
       Customer deposits                                        (195,451)             (150,100)
--------------------------------------------------------------------------------------------------

Net cash provided by operating activities                    $   644,801            $1,162,827
==================================================================================================
                                                   See accompanying summary of accounting policies
                                                    and notes to consolidated financial statements




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



                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)
================================================================================


Stock Options                 The Company has elected to use the intrinsic value
                              method of accounting as prescribed by Accounting
                              Principles Board Opinion No. 25, Accounting for
                              Stock Issued to Employees, and related
                              Interpretations, for stock options granted to the
                              Company's employees. This method does not result
                              in the recognition of compensation expense when
                              employee stock options are granted if the exercise
                              price of the option equals or exceeds the fair
                              market value of the stock at the date of grant.

                              Statement of Financial Accounting Standards No.
                              123, Accounting for Stock-Based Compensation (SFAS
                              123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:


                                                                                            2002                 2001
                              ---------------------------------------------------------------------------------------------

                              Net income, as reported                                   $600,511           $1,993,993

                              Less:  Total stock-based employee compensation
                                 expense determined under fair value based
                                 method for all awards, net of related tax effects       (58,100)             (63,109)
                              ---------------------------------------------------------------------------------------------

                              Proforma net income                                       $542,411           $1,930,884
                              =============================================================================================

                              Basic earnings per share:
                                 Reported                                               $    .16           $      .65
                                 Proforma                                                    .14                  .62

                              Diluted earnings per share:
                                 Reported                                               $    .16           $      .58
                                 Proforma                                                    .14                  .56

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

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)
================================================================================

Revenue Recognition           Certain sales of Soundwall and Slenderwall
(continued)                   concrete products are recognized upon completion
                              of units produced under long-term contracts. When
                              necessary, provisions for estimated losses on
                              these contracts are made in the period in which
                              such losses are determined. Changes in job
                              performance, conditions and contract settlements
                              which affect profit are recognized in the period
                              in which the changes occur. Unbilled trade
                              accounts receivable represents revenue earned on
                              units produced and not yet billed.

Shipping and Handling         Amounts billed to customers are recorded in sales
                              and the costs associated with the shipping and
                              handling are recorded as cost of goods sold.

Risks and Uncertainties       The Company sells products to highway contractors
                              operating under government funded highway programs
                              and other customers and extends credit based on an
                              evaluation of the customer's financial condition,
                              generally without requiring collateral. Exposure
                              to losses on receivables is principally dependent
                              on each customer's financial condition. The
                              Company monitors its exposure to credit losses and
                              maintains allowances for anticipated losses.
                              Management reviews accounts receivable on a
                              monthly basis to determine the probability of
                              collection. Any accounts receivable that are
                              deemed to be uncollectible along with a general
                              reserve, which is calculated based upon the aging
                              category of the receivable, is included in the
                              overall allowance for doubtful accounts.
                              Management believes the allowance for doubtful
                              accounts at December 31, 2002 is adequate.
                              However, actual write-offs may exceed the recorded
                              allowance.

                              Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Fair Value of                 The carrying value for each of the Company's
Financial Instruments         financial instruments (consisting of cash,
                              accounts receivable and accounts payable)
                              approximates fair value because of the short-term
                              nature of those instruments. The estimated fair
                              value of the long-term debt approximates carrying
                              value based on current rates offered to the
                              Company for debt of the same maturities.

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

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)
================================================================================

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

Long-Lived Assets             The Company reviews the carrying values of its
                              long-lived and identifiable intangible assets for
                              possible impairment whenever events or changes in
                              circumstances indicate that the carrying amount of
                              assets may not be recoverable based on
                              undiscounted estimated future operating cash
                              flows. When any such impairment exists, the
                              related assets will be written down to fair value.
                              No impairment losses have been recorded through
                              December 31, 2002.

Recent Accounting             In June 2002, the FASB issued SFAS No. 146,
Pronouncements                "Accounting for Costs Associated with Exit or
                              Disposal Activities". This statement addresses
                              financial accounting and reporting for costs
                              associated with exit or disposal activities and
                              nullifies Emerging Issues Task Force (EITF) Issue
                              No. 94-3, "Liability Recognition for Certain
                              Employee Termination Benefits and Other Costs to
                              Exit an Activity (including Certain Costs Incurred
                              in a Restructuring)". This Statement requires that
                              a liability for a cost associated with an exit or
                              disposal activity be recognized when the liability
                              is incurred. This statement also establishes that
                              fair value is the objective for initial
                              measurement of the liability. The provisions of
                              this statement are effective for exit or disposal
                              activities that are initiated after December 31,
                              2002. The adoption of SFAS 146 will not have an
                              effect on the Company's financial statements.

                              In December 2002, the FASB issued SFAS No. 148,
                              "Accounting for Stock-Based Compensation -
                              Transition and Disclosure - an amendment of FASB
                              Statement No. 123". This Statement amends FASB
                              Statement No. 123, "Accounting for Stock-Based
                              Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement
                              123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company expects to continue using the intrinsic value method for accounting for its employee stock options.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)
================================================================================

Reclassifications             Certain reclassifications have been made in the
                              prior year consolidated financial statements and
                              notes to conform to the December 31, 2002
                              presentation.



                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


1.      Property and          Property and equipment consist of the following:
        Equipment
                               December 31,                                          2002                 2001
                              --------------------------------------------------------------------------------------------

                              Land and land improvements                            $  682,092          $   649,575
                              Buildings                                              2,412,198            2,333,311
                              Machinery and equipment                                5,855,101            5,311,048
                              Rental equipment                                         160,144              143,296
                              --------------------------------------------------------------------------------------------

                                                                                     9,109,535            8,437,230
                              Less:  accumulated depreciation                        6,090,806            5,764,565
                              --------------------------------------------------------------------------------------------

                                                                                    $3,018,729           $2,672,665
                              --------------------------------------------------------------------------------------------

2.      Notes Payable         Notes payable consist of the following:

                              December 31,                                                         2002                2001
                              ---------------------------------------------------------------------------------------------

                              Note payable to First International Bank, maturing
                              June 2021; with monthly payments of $37,087 of
                              principal and interest, interest at prime plus
                              1.5% (5.75% at December 31, 2002); collateralized
                              by principally all assets of the Company.                      $3,695,778         $3,806,428

                              Note payable to First International Bank, maturing
                              January 1, 2005; with monthly payments of $10,961
                              of principal and interest at prime plus 1.75%
                              (6.0% at December 31, 2002); collateralized by
                              blanket lien on Company assets.                                   226,851            337,610

                              Line of credit with First International Bank,
                              maturing May 1, 2002; interest payable monthly at
                              prime plus 1% (5.8% at December 31, 2001);
                              collateralized by accounts receivable and inventory.                    -            300,000




                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================


2.      Notes Payable         December 31,                                                         2002               2001
                              --------------------------------------------------------------------------------------------
        (continued)
                              Installment notes and capitalized leases
                              collateralized by certain machinery and equipment
                              maturing at various dates, primarily July 2003
                              through October 2007, with interest at 7.25%
                              through 11.07%.                                               $   305,876        $   152,967

                              Note payable to individual, maturing March 2003;
                              with monthly payments of $432 of principal and
                              interest, interest at 12%; collateralized by a
                              drop-deck trailer.                                                      -              5,992
                              --------------------------------------------------------------------------------------------

                                                                                              4,228,505          4,602,997
                              Less current maturities                                           412,112            604,135
                              --------------------------------------------------------------------------------------------

                                                                                             $3,816,393         $3,998,862
                              --------------------------------------------------------------------------------------------

                              The Company has a mortgage loan, with a balance of $3,695,778 at December 31, 2002, which is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services.
                              The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on total outstanding indebtedness and annual capital expenditures. At December 31, 2002, the Company was in violation of covenants related to fixed asset expenditures, however, the Company was granted a waiver of the covenants by the USDA and the bank. The Company also has a $500,000 line of credit, under which there were no outstanding borrowings at December 31, 2002.



                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

2.      Notes Payable         The aggregate amounts of notes payable maturing in
        (continued)           each of the next five years and thereafter are as
                              follows:

                               Year Ending December 31,               Amount
                              --------------------------------------------------

                                        2003                     $   412,112
                                        2004                         379,134
                                        2005                         245,090
                                        2006                         235,673
                                        2007                         220,661
                                     Thereafter                    2,735,835
                              --------------------------------------------------

                                                                  $4,228,505
                              --------------------------------------------------

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

                              Notes payable - related parties are unsecured, with no specified maturity date (but no earlier than January 1, 2004) and bear interest at 10%.
                              Total interest expense related to these notes was $2,361 and $1,589 for the years ended December 31, 2002 and 2001, respectively.

                              At December 31, 2002, the Company held an unsecured note receivable for approximately
                              $463,500 from its President and majority shareholder, accruing interest at a rate of 6% per annum. Principal payments on the note were $94,763 for the year ended 2002 and $72,418 for the year ended December 31, 2001. Total interest income on this note was approximately $33,500 and $37,800 for the years ended December 31, 2002 and 2001, respectively.

                              The Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately
                              $183,000 as of December 31, 2002 and 2001.
                              Borrowings of approximately $153,000, were outstanding against the cash surrender value at December 31, 2002 and 2001.


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

4.      Income Taxes          Income tax expense is comprised of the following:

                              Year Ended December 31,                 2002                2001
                              -------------------------------------------------------------------------

                              Federal
                                 Current                          $442,000             $24,100
                                 Deferred                           37,000                  -
                              -------------------------------------------------------------------------

                                                                   479,000              24,100
                              -------------------------------------------------------------------------

                              State
                                 Current                            93,000               4,513
                                 Deferred                            7,000                  -
                              -------------------------------------------------------------------------

                                                                   100,000               4,513
                              -------------------------------------------------------------------------

                                                                  $579,000             $28,613
                              -------------------------------------------------------------------------

                              The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

                              Year Ended December 31,                           2002                        2001
                              ----------------------------------------------------------------------------------------------

                                                                          Amount     Percent         Amount       Percent
                              ----------------------------------------------------------------------------------------------

                              Income taxes at statutory rate              $401,000      34%          $688,000        34%
                              Increase (decrease) in taxes
                                 resulting from:
                                   Reduction in valuation
                                     allowance                                   -       -           (785,000)      (39)
                                   State income taxes,
                                     net of federal benefit                 59,000       5             81,000         4
                                   Revision to estimated net
                                     operating loss carryforward,
                                     net                                    78,000       7                  -         -
                                   Other                                    41,000       3             44,613         2
                              ----------------------------------------------------------------------------------------------

                                                                          $579,000      49%        $   28,613         1%
                              ----------------------------------------------------------------------------------------------

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

4.      Income Taxes          Deferred tax assets (liabilities) are as follows:
        (continued)
                               December 31,                                       2002                 2001
                              ------------------------------------------------------------------------------------

                              Depreciation                                   $(196,000)           $(135,000)
                              Provision for doubtful accounts                   93,000              141,000
                              Vacation accrued                                  46,000               46,000
                              Deferred income                                   13,000               21,000
                              ------------------------------------------------------------------------------------

                              Net deferred tax asset (liability)               (44,000)              73,000
                              Deferred tax asset valuation allowance                 -              (73,000)
                              ------------------------------------------------------------------------------------

                                                                             $ (44,000)           $      -
                              ------------------------------------------------------------------------------------

                              The net deferred tax liability at December 31, 2002 is included in accrued expenses and other liabilities in the consolidated balance sheet.

                              At December 31, 2001, the Company offset the deferred tax asset with a valuation allowance since it could not predict the timing of the generation of future taxable income.

5.      Employee Benefit      The Company has a 401(k) retirement plan (the
        Plans                 "Plan") covering substantially all employees.
                              Participants may contribute up to 10% of their
                              compensation to the Plan. The Company contributes
                              50% of the participant's contribution, up to 4% of
                              the participant's compensation, as a matching
                              contribution. Total contributions for the years
                              ended December 31, 2002 and 2001 were
                              approximately $35,600 and $110,000, respectively.


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================


6.      Stock Options         On August 5, 1994, the Board of Directors and
                              Stockholders of the Company adopted the 1994 Stock
                              Option Plan (the "1994 Plan"), which allows the
                              Company to grant options to employees, officers,
                              directors and consultants to purchase shares of
                              the Company's Common Stock. Options granted under
                              the plan may be either Incentive Stock Options or
                              Non-Qualified Stock Options. Incentive Stock
                              Options may be granted only to employees of the
                              Company, while Non-qualified options may be issued
                              to non-employee directors, consultants, and
                              others, as well as to employees of the Company. On
                              November 21, 2000, the maximum aggregate number of
                              options which may be granted under the 1994 Plan
                              was increased to 575,000 and was subsequently
                              increased to 1,025,000 on July 22, 2002. The
                              following tables summarize activity of the Plan
                              and the stock options outstanding at December 31,
                              2002:

                                                                   Weighted
                                                                    Average                      Vested
                                                                   Exercise       Options          and
                                                                     Price      Outstanding    Exercisable
                              ------------------------------------------------------------------------------

                              Balance, December 31, 2000             $1.07       174,975        102,255
                              Granted                                 1.02       343,000              -
                              Forfeited                               1.00       (11,550)          (366)
                              Vested                                  -                -         43,202
                              ------------------------------------------------------------------------------

                              Balance, December 31, 2001              1.04       506,425        145,091
                              Granted                                 -                -              -
                              Forfeited                               1.08        (4,500)          (500)
                              Vested                                  -                -        123,002
                              ------------------------------------------------------------------------------

                              Balance, December 31, 2002             $1.04       501,925        267,593
                              ------------------------------------------------------------------------------

                              The following table summarizes options outstanding at December 31, 2002:

                                                             Options Outstanding                  Options Exercisible
                                                ----------------------------------------------  ------------------------
                                                                        Weighted Average
                                                    Number of        Remaining Contractual              Number
                              Exercise Prices         Shares              Life (Years)                 of Shares
                              ------------------------------------------------------------------------------------------

                                     $.56            88,000                     5.0                        79,000
                                   .80 - .81        204,000                     8.3                        68,001
                                  1.00 - 1.39       189,925                     3.7                       100,592
                                     3.50            20,000                     3.5                        20,000
                              ------------------------------------------------------------------------------------------

                                                    501,925                                               267,593
                              ------------------------------------------------------------------------------------------


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                       Notes to Consolidated Financial Statements
                                                                     (continued)
===============================================================================


6.      Stock Options         The Company granted 343,000 stock options during
        (continued)           the year ended December 31, 2001. The fair value
                              of each option on the date of grant is estimated
                              using the Black-Scholes option pricing model with
                              the following assumptions: no dividend yield,
                              expected volatility of 88%, risk-free interest
                              rate of 5.07% and expected lives of seven to nine
                              years. Substantially all options become vested and
                              exercisable ratably over a five year period.

                              At December 31, 2001, the Company had 1,421,052 warrants outstanding with exercise prices ranging from $.60 to $1.00. During 2002, 1,261,897 warrants were exercised and the remaining shares expired in August 2002.

7.      Commitments           a)   In 1999, the Company, through the general
        and Contingencies          contractor, filed claims, in the amount of
                                   approximately $1,100,000 for damages and cost
                                   overruns incurred as a result of engineering
                                   and design flaws on a project to renovate a
                                   building at Rutgers University ("Rutgers").
                                   Specifically, after the Company commenced the
                                   Rutgers project, the Company found that the
                                   original structure was not structurally
                                   sufficient to support the panels as
                                   originally designed. The cost overruns relate
                                   to re-designing panels, producing panels with
                                   additional steel reinforcement, and erection
                                   of the panels on the structure. The general
                                   contractor filed suit against the Company,
                                   Rutgers, and the architect on the project,
                                   for damages. While the actual damages were
                                   not specified, based upon the pleadings, the
                                   general contractor is seeking in excess of
                                   $700,000 in damages from the Company. The
                                   Company filed a countersuit against the
                                   general contractor for damages in excess of
                                   $1,100,000. The Company also filed suit
                                   against Skylift Corporation, the Company's
                                   subcontractor, initially responsible for
                                   installation of construction panels, for
                                   approximately $1,000,000. The Company has
                                   approximately $1,002,000 due to the general
                                   contractor included in reserve for contract
                                   loss at December 31, 2002.

                                   The Company's outside counsel has provided the Company with an opinion that a legal basis exists for a claim against the general contractor and Rutgers. All conditions for claim recognition have been satisfied, and as of December 31, 2002, approximately $574,000 of the potential $1,100,000 contract claim is included in claims receivable, as such amounts are probable (subject to negotiations and legal proceedings). The Company believes that, based on prior experience in claims settlement, it will ultimately collect the recorded claim receivable. In addition, approximately $386,000 of amounts due from the general contractor that are being disputed are included in claims receivable at December 31, 2002 and 2001.

                              b) In January 2001, the Company received notice of a wrongful death lawsuit filed by the Estate of Joy V. Snyder and her surviving children. The suit was settled during 2002 with an award to the plaintiff of $50,000 that was paid by insurance.


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================


7.      Commitments           c)   In June 2000, the Company received notice of
        and Contingencies          a personal injury lawsuit filed by Kenneth R.
        (continued)                Hughes and Braunya P. Hughes in the United
                                   States District Court for the District of
                                   Columbia. Mr. Hughes was a road construction
                                   worker engaged in the transportation and
                                   relocation of pre-cast concrete barrier to
                                   create temporary concrete walls at road
                                   construction sites for a third party
                                   construction company. On or about June 20,
                                   1997, Mr. Hughes suffered injuries when a
                                   barrier section-coupling device apparatus
                                   failed. The suit alleges that the Company
                                   sold the section-coupling device to the third
                                   party contractor and was negligent in the
                                   design and manufacture of said barrier
                                   section-coupling device. The suit seeks
                                   $10,000,000 in compensatory damages and
                                   $10,000,000 in punitive damages. Management
                                   believes the suit to be without merit as
                                   there is no evidence that indicates that the
                                   Company either sold or manufactured the
                                   section-coupling device in question. In
                                   October 2002, the United States District
                                   Court dismissed the claim, however, the case
                                   is currently on appeal. The Company plans to
                                   vigorously defend its position, and believes
                                   that any settlement will be covered under the
                                   Company's general liability insurance and
                                   therefore will not adversely affect the
                                   financial statements.

8.      Earnings Per Share    Earnings per share is calculated as follows:

                              Year ended December 31,                                    2002              2001
                              ---------------------------------------------------------------------------------------------

                              Basic earnings

                                 Income available to common shareholder                  $   600,511       $1,993,993
                              ---------------------------------------------------------------------------------------------

                                 Weighted average shares outstanding                       3,774,291        3,090,465
                              ---------------------------------------------------------------------------------------------

                                 Basic earnings per share                                $       .16       $      .65
                              ---------------------------------------------------------------------------------------------

                              Diluted earnings per share

                                 Income available to common shareholder                  $   600,511       $1,993,993
                              ---------------------------------------------------------------------------------------------

                                 Weighted average shares outstanding                       3,774,291        3,090,465
                                   Dilutive effect of stock options                           89,068           32,948
                                   Dilutive effect of warrants                                    -           338,364
                              ---------------------------------------------------------------------------------------------

                                 Total weighted average shares outstanding                 3,863,359        3,461,777
                              ---------------------------------------------------------------------------------------------

                                 Diluted earnings per share                              $       .16       $      .58
                              ---------------------------------------------------------------------------------------------

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)
================================================================================

9.      Subsequent Event      In January 2003, the Company's Board of Directors
                              adopted a Shareholder Rights Plan (the "Plan") under which, preferred stock purchase rights
                              (each, a "Right") were distributed as a dividend at the rate of one Right for each share of Common
                              Stock outstanding as of the close of business on February 11, 2003 and automatically attach to shares issued thereafter. In general, the Rights will be exercisable if a person or group
                              ("Acquiring Person") becomes the beneficial owner of 15% or more of the outstanding Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock of the Company. The
                              Rights will expire on January 20, 2013.