Form 10QSB
period 2003-03-31
SMITH MIDLAND CORP
filed 2003-05-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended                            Commission File Number
      March 31, 2003                                             1-13752
------------------------------                            ----------------------



                            SMITH-MIDLAND CORPORATION
                 -----------------------------------------------
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


As of May 7, 2003, the Company had outstanding 4,432,948 shares of Common Stock, $.01 par value per share.


                 Transitional Small Business Disclosure Format:

                           Yes               No   X
                              -------          -------

                            SMITH-MIDLAND CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

         Item 1.  Financial Statements

                    Consolidated Balance Sheets (Unaudited);                3
                    March 31, 2003 and December 31, 2002

                    Consolidated Statements of Operations                   4
                    (Unaudited); Three months ended
                    March 31, 2003 and 2002

                    Consolidated Statements of Cash Flows                   5
                    (Unaudited); Three months ended
                    March 31, 2003 and 2002

                    Notes to Consolidated Financial Statements (Unaudited)  6

         Item 2. Management's Discussion and Analysis of Financial          8
                  Condition and Results of Operations

         Item 3. Controls and Procedures                                    12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13

         Item 2.  Changes in Securities and Use of Proceeds                 13

         Item 3.  Defaults Upon Senior Securities                           13

         Item 4.  Submission of Matters to a Vote of Security Holders       13

         Item 5. Other Information                                          13

         Item 6.  Exhibits and Reports on Form 8-K                          13

         Signatures                                                         14

         Certifications                                                     15



                                     PART I - Financial Information
Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets


                                                                        March 31            December 31
                                                                          2003                 2002
Assets                                                                  Unaudited             Audited
                                                                        ----------          ----------
Current assets
         Cash                                                           $  952,174          $1,223,756
         Accounts receivable
            Trade - billed (less allowance for doubtful accounts of      4,752,061           4,950,528
            $275,857 and $242,739)
            Trade - unbilled                                                73,041             351,986
         Inventories
            Raw materials                                                  648,129             498,984
            Finished goods                                               1,766,269           1,490,635
         Prepaid expenses and other assets                                 266,811             310,054

Total currents assets                                                    8,458,485           8,825,943

Property and equipment, net                                              3,102,584           3,018,729

Other assets
         Notes receivable, officer                                         457,519             463,519
         Claims and accounts receivable                                    960,254             960,254
         Other                                                             227,349             230,393

Total other assets                                                       1,645,122           1,654,166

Total assets                                                            13,206,191          13,498,838
                                                                        ==========          ==========

Liabilities and Stockholders' Equity

Current liabilities
         Accounts payable - trade                                       $2,696,206          $1,978,437
         Accrued expenses and other liabilities                            287,851             934,271
         Current maturities of notes payable                               297,953             412,112
         Customer deposits                                                  71,824              71,265

Total current liabilities                                                3,353,834           3,396,085

Reserve for contract loss                                                1,001,681           1,001,682

Notes payable - less current maturities                                  3,848,746           3,816,393

Notes payable - related parties                                             39,244              43,707

Total liabilities                                                        8,243,505           8,257,867

Commitments and contingencies

Stockholders' equity
         Preferred stock, $.01 par value; authorized 1,000,000
         shares, none outstanding
         Common stock, $.01 par value; authorized 8,000,000 shares;         44,329              44,329
         4,432,948 and 4,432,948 issued and outstanding
         Additional paid-in capital                                      4,178,649           4,178,649
         Retained earnings                                                 842,008           1,120,293
                                                                         5,064,986           5,343,271
         Treasury stock, at cost, 40,920 shares                           (102,300)           (102,300)

Total stockholders' equity                                               4,962,686           5,240,971

Total liabilities and stockholders' equity                             $13,206,191         $13,498,838
                                                                       ===========         ===========



                            SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Operations
                                           (Unaudited)

                                                               Three Months Ended March 31,
                                                           -------------------------------------
                                                              2003                       2002
                                                              ----                       ----
Revenue
         Product sales and leasing                         $4,358,538                 $5,237,859
         Royalties                                            131,604                    169,737
Total Revenue                                               4,490,142                  5,407,596

Cost of goods sold                                          3,737,215                  4,165,963

Gross profit                                                  752,927                  1,241,633

Operating expenses:
         General and administrative expenses                  822,338                    591,121
         Selling expenses                                     357,200                    318,278
         Total operating expenses                           1,179,538                    909,399

Operating income (loss)                                      (426,611)                   332,234

Other income (expense):
         Interest expense                                     (64,366)                   (74,654)
         Interest income                                        8,628                     10,329
         Other, net                                            33,502                    (31,257)
         Total other income (expense)                         (22,236)                   (95,582)

Income (loss) before income taxes                            (448,847)                   236,652

Income tax expense (benefit)                                 (170,562)                    27,400

Net income (loss)                                            (278,285)                   209,252
                                                           ==========                 ==========
Basic earnings (loss) per share                                 $(.06)                      $.06
                                                           ==========                 ==========
Diluted earnings (loss) per share                               $(.06)                      $.05
                                                           ==========                 ==========

The accompanying notes are an integral part of these consolidated financial statements.



                            SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                Three months ended March 31
                                                           -------------------------------------
                                                              2003                       2002
                                                           ----------                 ----------
Cash flows from operating activities:
         Cash received from customers                      $4,967,554                 $6,296,911
         Cash paid to suppliers and employees              (4,664,624)                (6,248,457)
         Income taxes paid, net                              (388,711)                   (27,400)
         Interest paid                                        (64,366)                   (74,654)
         Other                                                153,323                    (20,928)
Net cash provided (absorbed) by operating activities            3,176                    (74,528)

Cash flows from investing activities:
         Purchases of property and equipment                 (205,639)                  (168,612)
         Proceeds from sale of fixed assets                    11,151                          0
         (Increase) decrease in officer note receivable         6,000                      6,000
Net cash absorbed by investing activities                    (188,488)                  (162,612)

Cash flows from financing activities:
         Proceeds from borrowings                                   0                     40,263
         Repayments of borrowings                             (81,806)                   (82,031)
         Repayments on borrowings - related parties, net       (4,464)                    (2,721)
         Proceeds from warrants exercised                           0                     99,343
Net cash provided by financing activities                     (86,270)                    54,854

Net increase (decrease) in cash and cash equivalents         (271,582)                  (182,286)

Cash and cash equivalents at beginning of period            1,223,756                    942,131

Cash and cash equivalents at end of period                    952,174                    759,845

Reconciliation of net income (loss) to net cash provided
(absorbed by operating activities:

Net income (loss)                                            (278,285)                   209,252

Adjustments to reconcile net income (loss) to net cash
provided (absorbed) by operating activities:
         Depreciation and amortization                        115,787                     93,229
         Loss on disposal of fixed assets                      (5,154)                         0
         Decrease (increase) in:
         Accounts receivable - billed                         198,467                    854,219
         Accounts receivable - unbilled                       278,945                    (29,821)
         Inventories                                         (424,779)                   (98,469)
         Prepaid expenses and other assets                     46,287                    (89,281)
         Increase (decrease) in:
         Accounts payable - trade                             717,769                   (925,694)
         Accrued expenses and other liabilities               (87,147)                  (152,880)
         Accrued income taxes                                (559,273)                         0
         Customer deposits                                        559                     64,917

Net cash provided (absorbed) by operating activities            3,176                    $74,528




                   SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Basis of Presentation

     As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     In the opinion of the management of Smith-Midland Corporation (the
"Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company's results of operations for the three month period ended March 31, 2003 and 2002.

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

Reclassifications

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2003 presentation.

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




     Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                          Years
                                                          -----

       Buildings                                          10-33
       Trucks and automotive equipment                     3-10
       Shop machinery and equipment                        3-10
       Land improvements                                  10-30
       Office equipment                                    3-10

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

     An income tax benefit of $170,562 was recorded for the three month period ending March 31, 2003 due to the net operating loss for the quarter.

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

Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

                                                               Three Months Ended March 31
                                                               ---------------------------
                                                               2003                   2002
                                                             ----------            ----------
Net income (loss)                                            $ (278,285)           $  209,252
Average shares outstanding                                    4,432,928             3,255,471
For basic earnings per share
Dilutive effect of stock options and warrants                         0               875,458
Average Shares Outstanding for Diluted Earnings per Share     4,484,582             4,130,929
Basic earnings (loss) per share                                   $(.06)                 $.06
Diluted earnings (loss) per share                                 $(.06)                 $.05

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

     This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2003 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2003. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

     Three months ended March 31, 2003 compared to the three months ended March 31, 2002

            During the quarter ended March 31, 2003, the Company recorded several expenses that are not representative of ongoing operations. These include the write-off of health claims receivable of $114,937 that was deemed to be uncollectible; an increase in field repairs of $49,467 for a solution to a difficult customer satisfaction issue; and legal expense of $31,185 that resulted from greater time spent on the Seacoast case and general corporate matters.

     For the three months ended March 31, 2003, the Company had total revenue of $4,490,142 compared to total revenue of $5,407,595 for the three months ended March 31, 2002, a decrease of $917,453, or 17%. Total product sales were $3,175,922 for the three months ended March 31, 2003 compared to $4,364,227 for the same period in 2002, a decrease of $1,188,305, or 27%. The lower product sales were a result of reduced construction activity in most of the Company's market areas due to the severe winter weather and poor economic conditions. The decrease occurred mainly in the sales of SlenderwallTM. Royalty income was also down because of lower sales on the part of Easi-Set licensees. Shipping and installation revenue was $1,071,797 for the three months ended March 31, 2003 and $789,773 for the same period in 2002, an increase of $282,085, or 36%. The revenue increase was attributable to higher installation revenue due to an increase in installation activity primarily on the commercial building projects. This increase was accompanied by an increase in shipping and installation expense however, the net expense amount for the three months ended March 31, 2003 was $101,885 compared to a net expense of $115,139 for the same period in 2002, a decrease of $13,254.

     Total cost of goods sold for the three months ended March 31, 2003 was $3,737,215, a decrease of $428,748, or 10%, from $4,165,963 for the three months ended March 31, 2002. The majority of the decrease was due to the decreased volume. Cost of goods sold as a percentage of total revenue increased to 83% for the three months ended March 31, 2003, from 77% for the three months ended March 31, 2002. Most of the increase in the cost of goods sold percentage was due to fixed manufacturing expenses which includes engineering, quality control and purchasing; the amount of these expenses decreased from the same period in 2002 but because it was spread over a lower amount of sales the expense as a percentage of sales actually increased. The Company also incurred shipping and installation expense of $1,173,682 for the three months ended March 31, 2003 and $904,911 for the same period in 2002, an increase of $268,771 or 30%. Field repairs increased by $49,467 from $83,724 for the period ended March 31, 2002 to $143,191 for the same period in 2003 as the Company solved a difficult customer satisfaction issue. Utilities expense increased in the Virginia plant by $29,707 from $14,370 for the period ended March 31, 2002 to $44,077 for the same period in 2003 due to the extremely cold winter weather in the mid-atlantic area.

     For the three months ended March 31, 2003, the Company's general and administrative expenses increased $231,217 to $822,338 from $591,121 during the same period in 2002. The 39% increase is mainly due to higher costs in the areas of health insurance, legal fees, bad debt allowance and personnel related expenses. There was an adjustment to the health claims receivable that resulted in an expense of $114,937 to adjust the amount to our policy limit. This was charged on a pro-rata basis to each department so only a portion shows up in general and administrative. Legal expenses for the period ended March 31, 2003 included an increase of $13,092 for the ongoing case with Seacoast that is described in the Companys' Form 10-KSB for 2002 and an expense of $18,093 for legal work on special corporate legal matters. There was also an expense of approximately $42,000 for personnel replacements.

     Selling expenses for the three months ended March 31, 2003 increased $38,922, or 12%, to $357,200 from $318,278 for the three months ended March 31, 2002, resulting primarily from higher marketing and professional fees which is in line with the Company's strategy of building the business for long-term success.

     The Company's operating loss for the three months ended March 31, 2003 was $426,611 compared to operating income of $332,233 for the three months ended March 31, 2002, a decrease of $758,844. The decreased operating income was primarily the result of the lower gross profit and the higher selling, general and administrative expenses.

     Interest expense was $64,366 for the three months ended March 31, 2003, compared to $74,654 for the three months ended March 31, 2002. The decrease of $10,288, or 14%, was due to a lower average interest rate during the 2003 period and lower levels of average debt outstanding.

     Other income (net) was $42,131 for the three months ended March 31, 2003 compared to other expense (net) of $20,927 for the three months ended March 31, 2002, an increase of $63,058. The increase is attributable to higher levels of miscellaneous income in the current period and a gain on the disposal of assets.

     The net loss was $278,285 for the three months ended March 31, 2003, compared to a net income of $209,252 for the same period in 2002. The basic and diluted net loss per share for the current three month period was $(.06) and $(.06) compared to basic and diluted net earnings per share of $.06 and $.05 for the three months ended March 31, 2002.

     Liquidity and Capital Resources

     The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,214,936 of indebtedness at March 31 2003, of which $342,097 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

                                      Payments due by period
                                      ----------------------
                                Less than
                      Total       1 year    1-3 years   4-5 years  After 5 years
                      -----       ------    ---------   ---------  -------------
Long-term debt and
capital leases      $4,146,699   $297,953    $586,223   $339,111    $2,923,412

Debt to Related
Parties                 39,244     17,039      22,205          0             0
Operating leases        28,993     27,105         992        896             0

Total contractual
cash obligations    $4,214,936   $342,097    $609,420   $340,007    $2,923,412


     The Company has a $3,667,585 note with First International Bank ("FIB"), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company also has a $1,000,000 line of credit, under which there were no outstanding borrowings at March 31, 2003. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime has a maturity of April 1, 2004

         At March 31, 2003, the Company had cash totaling $952,174 compared to cash totaling $1,224,756 at December 31, 2002. During the period, the financing activities used $86,270 (net) in cash for the repayment of debt; used $188,488 in its investing activities, primarily for the purchase of new equipment. The Company's operating activities provided cash of $3,176 (net) after deducting the resources required to fund the Company's daily operations.


            Capital spending totaled $205,639 in the three month period ended March 31, 2003 versus $168,612 in the comparable period of the prior year, mainly because of routine equipment replacements and plant modernization. Planned capital expenditures for 2003 are limited as stated above by the FIB loan agreement. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2003 based on the achievement of operating goals and the availability of funds.

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

     Significant Accounting Policies and Estimates

     The Company's significant accounting policies are more fully described in it's Summary of Accounting Policies to the Company's annual consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

         The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company's employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. The Company's Form 10-KSB for the period ended December 31, 2002 shows the effect on earnings if the fair value method prescribed by SFAS 123 had been adopted.

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

     As of March 31, 2003 the Company's backlog was significantly lower than it was at the same period in 2002. The majority of the projects relating to the backlog as of March 31, 2003 are scheduled to be constructed in 2003. The drop in the Company's backlog from March 31, 2002 is due to a decreased level of new sales and projects as a result of the slower economy. In the event the economic slowdown continues, future sales levels are liable to be adversely effected.

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

                           PART II - Other Information

Item 1.  Legal Proceedings.

     Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 for information as to reported legal proceedings.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (1) The following exhibits are filed herewith:

         Exhibit
           No.
           ---
          99.1     Certification pursuant to 18 U.S.C. Section 1350.
          99.2     Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On January 24,2003, the company filed a Form 8-K to report the adoption of a Shareholder Rights Plan and amended By-laws, as well as the hiring of a new Chief Financial Officer.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SMITH-MIDLAND CORPORATION




Date: May 14, 2003                  By: /s/ Rodney I. Smith
                                       --------------------------------------
                                           Rodney I. Smith
                                           Chairman of the Board,
                                           Chief Executive Officer and President
                                           (principal executive officer)


Date: May 14, 2003                  By: /s/ John K. Johnson
                                       --------------------------------------
                                           John K. Johnson
                                           Chief Financial Officer
                                           (principal financial officer)

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

Date:    May 14, 2003                   By:  /s/ Rodney I. Smith
                                           -------------------------
                                                 Rodney I. Smith
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

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

Date:    May 14, 2003                   By:  /s/ John K. Johnson
                                           --------------------------------
                                                 John K. Johnson
                                                 Chief Financial Officer