Form 10QSB
period 2003-06-30
SMITH MIDLAND CORP
filed 2003-08-12
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

As of August 8, 2003, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:

Yes  ☐  No  ☒

SMITH-MIDLAND CORPORATION

PART I—Financial Information

Item 1.	Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30 2003	December 31 2002
Assets	Unaudited	Audited
Current assets
Cash	$832,318	$1,223,756
Accounts receivable
Trade—billed (less allowance for doubtful accounts of $268,228 and $242,739)	5,113,647	4,950,528
Trade—unbilled	77,152	351,986
Inventories
Raw materials	724,103	498,984
Finished goods	1,747,824	1,490,635
Prepaid expenses and other assets	252,695	310,054
Total currents assets	8,747,739	8,825,943
Property and equipment, net	3,056,602	3,018,729
Other assets
Notes receivable, officer	413,295	463,519
Claims and accounts receivable	676,203	960,254
Other	212,132	230,393
Total other assets	1,301,630	1,654,166
Total assets	$13,105,971	$13,498,838
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable—trade	$2,143,258	$1,978,437
Accrued expenses and other liabilities	262,440	934,271
Current maturities of notes payable	472,583	412,112
Customer deposits	128,756	71,265
Total current liabilities	3,007,037	3,396,085
Reserve for contract loss	1,001,681	1,001,682
Notes payable—less current maturities	3,912,793	3,816,393
Notes payable—related parties	35,029	43,707
Total liabilities	7,956,540	8,257,867
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 and 4,432,948 issued and outstanding	44,495	44,329
Additional paid-in capital	4,189,388	4,178,649
Retained earnings	1,017,848	1,120,293
	5,251,731	5,343,271
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Total stockholders’ equity	5,149,431	5,240,971
Total liabilities and stockholders’ equity	$13,105,971	$13,498,838

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Revenue
Product sales and leasing	$5,161,922	$5,639,072
Royalties	113,441	165,540
Total Revenue	5,275,363	5,804,612
Cost of goods sold	3,661,463	4,180,030
Gross profit	1,613,900	1,624,582
Operating expenses:
General and administrative expenses	654,730	565,275
Selling expenses	471,416	312,752
Total operating expenses	1,126,146	878,027
Operating income (loss)	487,754	746,555
Other income (expense):
Interest expense	(68,361)	(75,872)
Interest income	0	10,409
Other, net	(135,780)	(39,378)
Total other income (expense)	(204,141)	(104,841)
Income (loss) before income taxes	283,613	641,714
Income tax expense (benefit)	107,773	243,600
Net income (loss)	175,840	398,114
Basic earnings (loss) per share	$.04	$.11
Diluted earnings (loss) per share	$.04	$.09

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Revenue
Product sales and leasing	$9,525,459	$10,906,017
Royalties	240,045	306,192
Total Revenue	9,765,504	11,212,209
Cost of goods sold	7,398,678	8,345,993
Gross profit	2,366,826	2,866,216
Operating expenses:
General and administrative expenses	1,477,068	1,179,045
Selling expenses	828,615	608,381
Total operating expenses	2,305,683	1,787,426
Operating income (loss)	61,143	1,078,790
Other income (expense):
Interest expense	(132,727)	(150,526)
Interest income	2,235	20,738
Other, net	(95,885)	(70,636)
Total other income (expense)	(226,377)	(200,424)
Income (loss) before income taxes	(165,234)	878,366
Income tax expense (benefit)	(62,789)	271,000
Net income (loss)	(102,445)	607,366
Basic earnings (loss) per share	$(.02)	$.18
Diluted earnings (loss) per share	$(.02)	$.15

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2003	2002
Cash flows from operating activities:
Cash received from customers	$9,877,220	$11,686,705
Cash paid to suppliers and employees	(9,794,139)	(11,439,173)
Income taxes paid, net	(539,870)	(27,400)
Interest paid	(132,727)	(150,526)
Other	252,514	(53,523)
Net cash provided (absorbed) by operating activities	(337,002)	16,083
Cash flows from investing activities:
Purchases of property and equipment	(275,007)	(311,568)
Proceeds from sale of fixed assets	11,250	30,007
(Increase) decrease in officer note receivable	50,224	12,000
Net cash absorbed by investing activities	(213,533)	(296,561)
Cash flows from financing activities:
Proceeds from borrowings	332,526	52,263
Repayments of borrowings	(175,655)	(449,680)
Repayments on borrowings – related parties, net	(8,679)	(8,336)
Proceeds from options/warrants exercised	10,905	276,027
Net cash provided (absorbed) by financing activities	159,097	(129,726)
Net increase (decrease) in cash and cash equivalents	(391,438)	(410,204)
Cash and cash equivalents at beginning of period	1,223,756	942,131
Cash and cash equivalents at end of period	$832,318	$531,927
Reconciliation of net income (loss) to net cash provided (absorbed by operating activities:
Net income (loss)	$(102,445)	$607,366
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	231,138	191,597
Gain on disposal of fixed assets	(5,254)	(1,972)
Decrease (increase) in:
Accounts receivable—billed	(163,119)	378,372
Accounts receivable—unbilled	274,834	257,678
Inventories	(482,308)	(503,986)
Prepaid expenses and other assets	359,671	34,026
Increase (decrease) in:
Accounts payable—trade	164,821	(665,173)
Accrued expenses and other liabilities	(131,962)	(362,217)
Accrued income taxes	(539,870)	243,600
Customer deposits	57,491	(159,583)
Net cash provided (absorbed) by operating activities	$(337,002)	$16,083

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company’s results of operations for the three and six month periods ended June 30, 2003 and 2002.

The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation

The Company’s accompanying consolidated financial statements include the accounts of Smith-Midland Corporation, a Delaware corporation, and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2003 presentation.

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

No provision for federal income taxes was made for the six month period ending June 30, 2003 due to the net operating loss for the year to date. A tax benefit was recorded due to the net operating loss.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three Months Ended June 30
	2003	2002
Net income (loss)	$175,840	$398,114
Average shares outstanding for basic earnings per share	4,437,677	3,543,717
Dilutive effect of stock options and warrants	9,988	754,000
Average Shares Outstanding for Diluted Earnings per Share	4,447,665	4,297,717
Basic earnings (loss) per share	$.04	$.11
Diluted earnings (loss) per share	$.04	$.09

	Six Months Ended June 30
	2003	2002
Net income (loss)	$(102,445)	$607,366
Average shares outstanding for basic earnings per share	4,435,315	3,400,390
Dilutive effect of stock options and warrants	47,868	747,949
Average Shares Outstanding for Diluted Earnings per Share	4,483,183	4,148,339
Basic earnings (loss) per share	$(.02)	$.18
Diluted earnings (loss) per share	$(.02)	$.15

Stock Options

The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company’s employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

	June 30 2003	December 31, 2002
Net income, as reported	$(102,445)	$600,511
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,448)	(58,100)
Proforma net income	$(119,893)	$542,411
Basic earnings per share:
Reported	$(.03)	$.16
Proforma	(.03)	.14
Diluted earnings per share:
Reported	$(.03)	$.16
Proforma	(.03)	.14

The following table summarizes options outstanding:

	Three Months Ended June 30, 2003		Year December 31, 2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of period	501,925	$1.04	506,425	$1.04
Granted	0		0
Forfeited	(13,400)	$1.24	(4,500)	$1.08
Exercised	16,600	$.66	0	$0
Options outstanding at end of period	471,925	$1.05	501,925	$1.04
Options exercisable at end of period	314,926		267,593

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company’s operating strategy has involved producing innovative and proprietary products, including SlenderwallTM, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J HooksTM Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, and water and feed troughs.

This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2003. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

For the three months ended June 30, 2003, the Company had total revenue of $5,275,363 compared to total revenue of $5,804,612 for the three months ended June 30, 2002, a decrease of $529,249, or 9%. Total product sales were $4,386,645 for the three months ended June 30, 2003 compared to $4,577,492 for the same period in 2002, a decrease of $190,847, or 4%. The lower product sales were a result of reduced sales of SlenderwallTM and architectural products which was partly compensated for by increased sales of barrier. Barrier rental income was $134,629 for the three months ended June 30, 2003 compared to $60,539 for the same period in 2002 an increase of $74,090 or 122%. Royalty income was also down due to lower sales from Easi-Set licensees. Shipping and installation revenue was $521,661 for the three months ended June 30, 2003 and $968,125 for the same period in 2002, a decrease of $446,464, or 46%. The decrease was attributable to the decrease in architectural products installation.

Total cost of goods sold for the three months ended June 30, 2003 was $3,661,463, a decrease of $518,567, or 12%, from $4,180,030 for the three months ended June 30, 2002. The majority of the decrease was due to the decreased sales volume. Cost of goods sold as a percentage of total revenue decreased from 72% for the three months ended June 30, 2002, to 69% for the three months ended June 30, 2003. Most of the decrease in the cost of goods sold percentage was due to a lower direct labor expense and containment of fixed manufacturing expenses which includes engineering, quality control and purchasing. The Company also incurred shipping and installation expense of $614,335 for the three months ended June 30, 2003 and $966,366 for the same period in 2002, a decrease of $352,031 or 36% which is related to the decrease in installations.

For the three months ended June 30, 2003, the Company’s general and administrative expenses increased $89,455 to $654,730 from $565,275 during the same period in 2002. The 33% increase is mainly due to higher costs in the areas of business insurance, legal fees, bad debt allowance and personnel related expenses.

Selling expenses for the three months ended June 30, 2003 increased $158,633, or 51%, to $471,415 from $312,752 for the three months ended June 30, 2002, resulting primarily from higher marketing and professional fees at Smith Midland Virginia and Easi-Set Industries which is in line with the Company’s strategy of building the business for long-term success.

The Company’s operating income for the three months ended June 30, 2003 was $487,754 compared to operating income of $746,555 for the three months ended June 30, 2002, a decrease of $258,801. The decreased operating income was primarily the result of the lower gross profit and the higher selling, general and administrative expenses.

Interest expense was $68,361 for the three months ended June 30, 2003, compared to $75,872 for the three months ended June 30, 2002. The decrease of $7,511, or 10%, was due to a lower average interest rate during the 2003 period and lower levels of average debt outstanding.

Other expense (net) was $135,780 for the three months ended June 30, 2003 compared to other expense (net) of $28,969 for the three months ended June 30, 2002, an increase of $106,811. The increase is attributable to lower levels of interest income and higher use taxes.

The net income was $175,840 for the three months ended June 30, 2003, compared to a net income of $398,114 for the same period in 2002. The basic and diluted net loss per share for the current three month period was $.04 and $.04 compared to basic and diluted net earnings per share of $.11 and $.09 for the three months ended June 30, 2002.

Six months ended June 30 2003 compared to the six months ended June 30, 2002

During the six months ended June 30, 2003, the Company recorded several expenses that are not representative of ongoing operations. These include the write-off of health claims receivable of $114,937 that was deemed to be uncollectible; an increase in field repairs of $49,467 for a solution to a difficult customer satisfaction issue; and legal expenses that were $51,333 higher than in the same period in 2002 as a result of greater time spent on the Seacoast case and general corporate matters.

For the six months ended June 30, 2003, the Company had total revenue of $9,765,504 compared to total revenue of $11,212,209 for the six months ended June 30, 2002, a decrease of $1,446,705, or 13%. Total product sales were $7,562,567 for the six months ended June 30, 2003 compared to $8,941,719 for the same period in 2002, a decrease of $1,379,152, or 15%. The lower product sales were affected by adverse climactic conditions in the first quarter that reduced construction activity in most of the Company’s market and poor economic conditions. The decrease occurred mainly in the sales of SlenderwallTM and architectural products which was partially compensated for by increased sales of barrier. Royalty income was also down because of lower sales of royalty generating products on the part of Easi-Set licensees. Shipping and installation revenue was $1,593,458 for the six months ended June 30, 2003 and $1,757,897 for the same period in 2002, a decrease of $164,439, or 9%. The revenue decrease was attributable to a decrease in installation activity primarily on the commercial building projects.

Total cost of goods sold for the six months ended June 30, 2003 was $7,398,678, a decrease of $947,315, or 11%, from $8,345,993 for the six months ended June 30, 2002. The majority of the decrease was due to the decreased volume. Cost of goods sold as a percentage of total revenue increased to 76% for the six months ended June 30, 2003, from 74% for the six months ended June 30, 2002. Most of the increase in the cost of goods sold percentage was due to fixed manufacturing expenses which includes engineering, quality control and purchasing; the amount of these expenses decreased from the same period in 2002 but because it was spread over a lower amount of sales the expense as a percentage of sales actually increased. The Company also incurred shipping and installation expense of $1,928,209 for the six months ended June 30, 2003 and $1,871,277 for the same period in 2002, an increase of $56,932 or 3%. Most of the increase was due to increased shipping costs associated with increased barrier rentals.

For the six months ended June 30, 2003, the Company’s general and administrative expenses increased $298,023 to $1,477,068 from $1,179,045 during the same period in 2002. The 25% increase is mainly due to higher costs in the areas of health insurance, legal fees, bad debt allowance and personnel related expenses. There was an adjustment to the health claims receivable that resulted in an expense of $114,937 to adjust the amount to our policy limit. This was charged on a pro-rata basis to each department so only a portion shows up in general and administrative. Legal expenses for the period ended June 30, 2003 increased by $51,333 mostly due to the ongoing case with Seacoast that is described in the Company’s Form 10-KSB for 2002. There was also an expense of approximately $42,000 for personnel replacements.

Selling expenses for the three months ended June 30, 2003 increased $220,234, or 36%, to $828,615 from $608,381 for the same period in 2002, resulting primarily from increased advertising and marketing for Easi-Set products and increased sales incentives. These expenses are part of the Company’s emphasis on building a greater brand awareness for the products and continuing to improve the sales and marketing team.

The Company’s operating income for the three months ended June 30, 2003 was $61,143 compared to operating income of $1,078,790 for the six months ended June 30, 2002. The decreased operating income was primarily the result of the lower gross profit and the higher selling, general and administrative expenses.

Interest expense was $132,727 for the six months ended June 30, 2003, compared to $150,526 for the six months ended June 30, 2002. The decrease of $17,799, or 12%, was due to a lower average interest rate during the 2003 period and lower levels of average debt outstanding.

Other expense (net) was $93,650 for the six months ended June 30, 2003 compared to other expense (net) of $49,898 for the six months ended June 30, 2002, an increase of $43,752. The increase is primarily attributable to lower interest income in the period.

The net loss was $102,445 for the six months ended June 30, 2003, compared to a net income of $607,366 for the same period in 2002. The basic and diluted net loss per share for the current three month period was $(.02) and $(.02) compared to basic and diluted net earnings per share of $.18 and $.15 for the three months ended June 30, 2002.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,479,650 of indebtedness at June 30 2003, of which $504,905 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,385,376	$454,829	$777,265	$304,327	$2,848,955
Debt to Related Parties	35,029	17,754	17,275	0	0
Operating leases	59,245	32,322	24,966	1,957	0
Total contractual cash obligations	$4,479,650	$504,905	$819,506	$306,284	$2,848,955

The Company has a $3,667,585 note with First International Bank (“FIB”), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, the Company’s unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company also has a $1,000,000 line of credit, under which there were $100,000 in borrowings at June 30, 2003. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime, has a maturity of April 1, 2004

At June 30, 2003, the Company had cash totaling $832,318 compared to cash totaling $1,223,756 at December 31, 2002. During the period, the financing activities provided $159,097 (net) in cash primarily from new borrowings; used $213,533 in its investing activities, primarily for the purchase of new equipment. The Company’s operating activities absorbed cash of $337,002 (net) which was used mostly to pay corporate income taxes and for inventory.

Capital spending totaled $275,007 in the six month period ended June 30, 2003 versus $311,568 in the comparable period of the prior year, mainly because of routine equipment replacements and plant modernization. Planned capital expenditures for 2003 are limited as stated

above by the FIB loan agreement. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2003 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s substantial debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Fluctuations in such interest rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment, if interest rates should increase.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products long before it receives payment. In the event cash flow from operations, collection of claims, and existing credit facilities are not adequate to support operations, the Company would be required to obtain alternative sources of both short-term and long-term financing, for which there can be no assurance of obtaining.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in it’s Summary of Accounting Policies to the Company’s annual consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company’s estimate.

The Company estimates inventory markdowns based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end.

The Company analyzes recent sales and gross margins on unsold inventory in further estimating inventory markdowns. These specific markdowns are reflected in the cost of sales and the related gross margins at the conclusion of the appropriate sales period. This estimate involves significant judgment by the management of the Company. Actual gross margins on sales of excess inventory may differ from the Company’s estimate.

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

The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company’s employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. The Company’s Form 10-KSB for the period ended December 31, 2002 and the footnote entitled stock options in this Form 10-QSB shows the effect on earnings if the fair value method prescribed by SFAS 123 had been adopted.

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

As of June 30, 2003 the Company’s backlog was significantly lower than it was at the same period in 2002. The majority of the projects relating to the backlog as of June 30, 2003 are scheduled to be constructed in 2003. The drop in the Company’s backlog from June 30, 2002 is due to a decreased level of new sales and projects as a result of the slower economy. In the event the economic slowdown continues, future sales levels are liable to be adversely effected.

Management believes that the Company’s operations have not been materially affected by inflation.

Item 3.	Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings.

Reference is made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 for information as to reported legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 27, 2003 the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1.	The election of the following individuals to serve as directors until the next annual meeting and until their successors are duly elected and qualified:

	Shares Voted to
Name	Shares Voted For	Withhold Authority
Rodney I. Smith	3,264,539	76,150
Ashley B. Smith	3,128,539	212,150
Wesley A. Taylor	3,143,539	197,150
Andrew Kavounis	3,261,239	79,450

2.	The ratification of the selection by the Board of Directors of BDO Seidman LLP as independent auditors for the year ending December 31, 2003. In this connection, 3,261,839 shares voted for ratification, 66,150 shares voted against ratification, and 12,700 shares abstained.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

(1) The following exhibits are filed herewith:

Exhibit No.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: August 11, 2003	By:	/s/ RODNEY I. SMITH
Rodney I. Smith Chairman of the Board, Chief Executive Officer and President (principal executive officer)

Date: August 11, 2003	By:	/s/ JOHN K. JOHNSON
John K. Johnson Chief Financial Officer (principal financial officer)