Form 10QSB
period 2003-09-30
SMITH MIDLAND CORP
filed 2003-11-14
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
September 30, 2003	1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of November 7, 2003, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:

Yes ☐    No ☒

SMITH-MIDLAND CORPORATION

PART I—Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30 2003	December 31 2002
	Unaudited	Audited
Assets

Current assets
Cash	$738,525	$1,223,756
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $268,228 and $242,739)	4,833,630	4,950,528
Trade – unbilled	219,328	351,986
Inventories
Raw materials	798,428	498,984
Finished goods	1,774,321	1,490,635
Prepaid expenses and other assets	302.276	310,054

Total currents assets	8,666,508	8,825,943

Property and equipment, net	3,178,155	3,018,729

Other assets
Notes receivable, officer	388,182	463,519
Claims and accounts receivable	676,203	960,254
Other	342,256	230,393

Total other assets	1,406,641	1,654,166

Total assets	$13,251,304	$13,498,838

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$2,157,060	$1,978,437
Accrued expenses and other liabilities	263,108	934,271
Current maturities of notes payable	682,686	412,112
Customer deposits	113,137	71,265

Total current liabilities	3,215,991	3,396,085

Reserve for contract loss	1,001,681	1,001,682

Notes payable – less current maturities	4,048,495	3,816,393

Notes payable – related parties	30,726	43,707

Total liabilities	8,296,893	8,257,867

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 and 4,432,948 issued and outstanding	44,495	44,329
Additional paid-in capital	4,189,388	4,178,649
Retained earnings	822,828	1,120,293
	5,056,711	5,343,271
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	4,954,411	5,240,971

Total liabilities and stockholders’ equity	$13,251,304	$13,498,838

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue
Product sales and leasing	$4,375,129	$6,406,856
Royalties	204,013	159,717
Total Revenue	4,579,142	6,564,573

Cost of goods sold	3,736,270	4,935,868

Gross profit	842,872	1,628,705

Operating expenses:
General and administrative expenses	732,560	653,185
Selling expenses	355,624	314,474
Total operating expenses	1,088,184	967,659

Operating income (loss)	(245,312)	661,046

Other income (expense):
Interest expense	(69,379)	(70,835)
Interest income	603	9,679
Other, net	(459)	(22,543)
Total other income (expense)	(69,235)	(83,699)

Income (loss) before income taxes	(314,547)	577,347

Income tax expense (benefit)	(119,527)	400,121

Net income (loss)	(195,020)	177,226

Basic earnings (loss) per share	$(.04)	$.05

Diluted earnings (loss) per share	$(.04)	$.04

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Revenue
Product sales and leasing	$13,868,279	$17,262,465
Royalties	476,367	514,317
Total Revenue	14,344,646	17,776,782

Cost of goods sold	11,134,948	13,281,862

Gross profit	3,209,698	4,494,920

Operating expenses:
General and administrative expenses	2,209,628	1,803,463
Selling expenses	1,184,240	951,623
Total operating expenses	3,393,868	2,755,086

Operating income (loss)	(184,170)	1,739,834

Other income (expense):
Interest expense	(202,106)	(221,361)
Interest income	2,838	30,417
Other, net	(96,343)	(93,177)
Total other income (expense)	(295,611)	(284,121)

Income (loss) before income taxes	(479,781)	1,455,713

Income tax expense (benefit)	(182,316)	671,121

Net income (loss)	(297,465)	784,592

Basic earnings (loss) per share	$(.07)	$.22

Diluted earnings (loss) per share	$(.07)	$.21

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2003	2002
Cash flows from operating activities:
Cash received from customers	$14,594,203	$17,774,450
Cash paid to suppliers and employees	(14,791,903)	(16,631,229)
Income taxes paid, net	(632,619)	(171,680)
Interest paid	(202,106)	(221,361)
Other	471,615	(66,385)

Net cash provided (absorbed) by operating activities	(560,810)	683,795

Cash flows from investing activities:
Purchases of property and equipment	(511,607)	(600,706)
Proceeds from sale of fixed assets	11,250	3,007
(Increase) decrease in officer note receivable	75,337	18,000
Net cash absorbed by investing activities	(425,020)	(579,699)
Cash flows from financing activities:
Proceeds from borrowings	332,526	52,263
Repayments of borrowings	170,150	(14,968)
Repayments on borrowings – related parties, net	10.905	(520,376)
Proceeds from options/warrants exercised	12,982	696,414
Net cash provided (absorbed) by financing activities	500,599	213,333

Net increase (decrease) in cash and cash equivalents	(485,231)	317,429

Cash and cash equivalents at beginning of period	1,223,756	942,131

Cash and cash equivalents at end of period	$738,525	$1,259,560

Reconciliation of net income (loss) to net cash provided (absorbed by operating activities:

Net income (loss)	$(297,465)	$784,592
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	346,186	297,065
Gain on disposal of fixed assets	5,254
Decrease (increase) in:
Accounts receivable – billed	116,898	137,234
Accounts receivable – unbilled	132,658	20,017
Inventories	(583,131)	(56,380)
Prepaid expenses and other assets	179,966	(21,788)
Increase (decrease) in:
Accounts payable – trade	178,623	(702,559)
Accrued expenses and other liabilities	(38,544)	(110,619)
Accrued income taxes	(632,619)	499,441
Reserve for contract loss	0	(3,625)
Customer deposits	41,872	(159,583)

Net cash provided (absorbed) by operating activities	$(560,810)	$683,795

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2003

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

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company’s results of operations for the three and nine month periods ended September 30, 2003 and 2002.

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

No provision for federal income taxes was made for the nine month period ending September 30, 2003 due to the net operating loss for the year to date. A tax benefit was recorded for the three and nine months ended September 30, 2002 due to the carryback of the current net operating loss.

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectability is in doubt, in which event revenue is recognized as cash is received. Certain sales of soundwall, architectural precast panels and Slenderwall™ concrete products are recognized upon completion of production and customer site inspections. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three Months Ended September 30
	2003	2002
Net income (loss)	$(195,020)	$177,226
Average shares outstanding for basic earnings per share	4,449,458	3,871,267
Dilutive effect of stock options and warrants	42,259	171,925
Average Shares Outstanding for Diluted Earnings per Share	4,491,807	4,043,192
Basic earnings (loss) per share	$(.04)	$.05
Diluted earnings (loss) per share	$(.04)	$.04

	Nine Months Ended September 30
	2003	2002
Net income (loss)	$(297,465)	$784,592
Average shares outstanding for basic earnings per share	4,440,081	3,559,074
Dilutive effect of stock options and warrants	68,046	213,605
Average Shares Outstanding for Diluted Earnings per Share	4,508,158	3,772,679
Basic earnings (loss) per share	$(.07)	$.22
Diluted earnings (loss) per share	$(.07)	$.21

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

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

	Three months ended September 30 2003	Nine months ended September 30 2003
Net income (loss), as reported	$(195,020)	$(297,465)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,024)	(42,703)

Proforma net income	$(209,044)	$(340,168)

Basic earnings (loss) per share:
Reported	$(.04)	$(.07)
Proforma	(.05)	(.06)
Diluted earnings (loss) per share:
Reported	$(.04)	$(.07)
Proforma	(.05)	(.06)

The following table summarizes options outstanding:

	Three and Nine Months Ended September 30, 2003
	Shares	Weighted average exercise price
Options outstanding at beginning of period	471,925	$1.04
Granted	0
Forfeited	0	$1.24
Exercised	0	$.66
Options outstanding at end of period	471,925	$1.05
Options exercisable at end of period	314,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The

Company’s operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patent-pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, and water and feed troughs.

This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2003. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

For the three months ended September 30, 2003, the Company had total revenue of $4,579,142 compared to total revenue of $6,564,573 for the three months ended September 30, 2002, a decrease of $1,985,431, or 30%. Total product sales were $3,602,221 for the three months ended September 30, 2003 compared to $4,900,651 for the same period in 2002, a decrease of $1,298,430, or 26%. The lower product sales were related to poor economic conditions which resulted in reduced sales of Slenderwall™, architectural products and soundwall which was partly offset by an increase in building sales. Barrier rental income was $101,183 for the three months ended September 30, 2003 compared to $323,629 for the same period in 2002 a decrease of $222,446 or 69%. Royalty and license income increased $44,296 or 28% to $204,013 for the quarter ended September 30, 2003 due to the addition of a licensee and increased Slenderwall™ royalties. Shipping and installation revenue was $607,792 for the three months ended September 30, 2003 and $1,167,892 for the same period in 2002, a decrease of $560,100, or 48%. The decrease was attributable to the decrease in architectural products installation.

Total cost of goods sold for the three months ended September 30, 2003 was $3,736,270, a decrease of $1,199,598, or 24%, from $4,935,868 for the three months ended September 30, 2002. The majority of the decrease was due to the decreased sales volume. Cost of goods sold as a percentage of total revenue increased from 75% for the three months ended September 30, 2002, to 82% for the three months ended September 30, 2003. Most of the increase in the cost of goods sold percentage was due to the lower profit margins on architectural work which was bid at a lower margin to maintain production capacity. The lower margins on these jobs are not indicative of the profit margins on current and future work. The increase in the cost of goods sold percentage was also a result of lower sales to cover fixed manufacturing expenses which includes engineering, quality control and purchasing; the amount of these expenses decreased from the same period in 2002 but because it was spread over a lower amount of sales the expense as a percentage of sales actually increased. The Company also incurred shipping and installation expense of $685,151 for the three months ended September 30, 2003 and $1,291,466 for the same period in 2002, a decrease of $606,315 or 47% which is related to the decrease in installations.

For the three months ended September 30, 2003, the Company’s general and administrative expenses increased $79,375 to $732,560 from $653,185 during the same period in 2002. The 12% increase is mainly due to higher costs in the areas of insurance, legal fees, bad debt allowance and personnel related expenses.

Selling expenses for the three months ended September 30, 2003 increased $41,150, or 13%, to $355,624 from $314,474 for the same period in 2002, primarily due to higher marketing and professional fees at Smith Midland Virginia and Easi-Set Industries which is in line with the Company’s strategy of building the business for long-term success.

The Company’s operating loss for the three months ended September 30, 2003 was $245,312 compared to operating income of $661,046 for the three months ended September 30, 2002, a decrease of $906,358. The decreased operating income was primarily the result of the lower gross profit and to a lesser extent the higher selling, general and administrative expenses.

Interest expense was $69,379 for the three months ended September 30, 2003, compared to $70,835 for the three months ended September 30, 2002. The decrease of $1,456, or 2%, was due to a lower average interest rate during the 2003 period with slightly higher levels of average debt outstanding.

Other expense (net) was $459 for the three months ended September 30, 2003 compared to other expense (net) of $22,543 for the three months ended September 30, 2002, a decrease of $22,084. The decrease is attributable to the positive effects of an adjustment to a liability account that offset the use taxes.

The net loss was $195,020 for the three months ended September 30, 2003, compared to a net income of $177,226 for the same period in 2002. The basic and diluted net loss per share for the current three month period was $.04 and $.04 compared to basic and diluted net earnings per share of $.05 and $.04 for the three months ended September 30, 2002.

Nine months ended September 30 2003 compared to the six months ended September 30, 2002

During the nine months ended September 30, 2003, the Company recorded several expenses that are not representative of ongoing operations. These include the write-off of health claims receivable of $114,937 that was deemed to be uncollectible; an increase in field repairs of $49,467 for a solution to a difficult customer satisfaction issue; legal expenses that were $38,473 higher than in the same period in 2002 as a result of greater time spent on the Seacoast case and general corporate matters and an insurance adjustment of $80,357.

For the nine months ended September 30, 2003, the Company had total revenue of $14,344,646 compared to total revenue of $17,776,782 for the same period in 2002, a decrease of $3,432,136, or 19%. Total product sales were $11,164,789 for the nine months ended September 30, 2003 compared to $13,797,370 for the same period in 2002, a decrease of $2,632,581, or 19%. The lower product sales were affected by adverse climactic conditions in the first quarter that reduced construction activity in most of the Company’s market and poor economic conditions. The decrease occurred mainly in the sales of Slenderwall™ and architectural products however, farm products, utility products and buildings all increased slightly compared to 2002. Royalty income was also down because of lower sales of royalty generating products on the part of Easi-Set licensees. Shipping and installation revenue was $2,201,250 for the nine months ended September 30, 2003 and $2,925,789 for the same period in 2002, a decrease of $724,539, or 25%. The revenue decrease was attributable to a decrease in installation activity primarily on the commercial building projects.

Total cost of goods sold for the nine months ended September 30, 2003 was $11,134,948, a decrease of $2,146,914, or 16%, from $13,281,862 for the same period in 2002. The majority of the decrease was due to the decreased volume. Cost of goods sold as a percentage of total revenue increased to 78% for the nine months ended September 30, 2003, from 75% for the nine months ended June 30, 2002. The increase in the cost of goods sold percentage was a result of lower sales to cover fixed manufacturing expenses which includes engineering, quality control and purchasing; the amount of these expenses decreased from the same period in 2002 but because it was spread over a lower amount of sales the expense as a percentage of sales actually increased. Also affecting this were three projects with lower profit margins on architectural work which was bid at a lower margin to maintain production capacity. The lower margins on these jobs are not indicative of the profit margins on current and future work. The Company also incurred shipping and installation expense of $2,613,360 for the nine months ended September 30, 2003 and $3,162,743 for the same period in 2002, a decrease of $549,383 or 17%. Most of the decrease was due to reduced construction work.

For the nine months ended September 30, 2003, the Company’s general and administrative expenses increased $406,165 to $2,209,628 from $1,803,463 during the same period in 2002. The 23% increase is mainly due to higher costs in the areas of health and other insurance, legal fees, bad debt allowance and personnel related expenses. There was an adjustment to the health claims receivable that resulted in an expense of $114,937 to adjust the amount to our policy limit. This was charged on a pro-rata basis to each department so only a portion shows up in general and administrative. Legal expenses for the period ended September 30, 2003 increased by $38,473 mostly due to the ongoing case with Seacoast that is described in the Company’s Form 10-KSB for 2002. There was also an expense of approximately $42,000 for personnel replacements and an insurance adjustment of $80,357.

Selling expenses for the nine months ended September 30, 2003 increased $232,617, or 24%, to $1,184,240 from $951,623 for the same period in 2002, resulting primarily from increased advertising and marketing for Easi-Set products and increased sales incentives. These expenses are part of the Company’s emphasis on building a greater brand awareness for the products and continuing to improve the sales and marketing team.

The Company’s operating loss for the nine months ended September 30, 2003 was $184,170 compared to operating income of $1,739,834 for the nine months ended September 30, 2002. The decreased operating income was primarily the result of the lower gross profit and to a lesser extent the higher selling, general and administrative expenses.

Interest expense was $202,106 for the nine months ended September 30, 2003, compared to $221,361 for the same period in 2002. The decrease of $19,255, or 9%, was due to a lower average interest rate during the 2003 period and an average lower level of debt outstanding.

Other expense (net) was $96,343 for the nine months ended September 30, 2003 compared to other expense (net) of $93,177 for the same period in 2002, an increase of $3,166. The increase is not a significant amount.

The net loss was $297,465 for the nine months ended September 30, 2003, compared to a net income of $784,592 for the same period in 2002. The basic and diluted net loss per share for the current nine month period was $(.07) and $(.07) compared to basic and diluted net earnings per share of $.22 and $.21 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,683,271 of indebtedness at September 30 2003, of which $732,797 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,5,97,527	$682,686	$558,963	$391,137	$2,964,741
Debt to Related Parties	30,726	17,789	12,937	0	0
Operating leases	55,018	32,322	16,499	6,197	0
Total contractual cash obligations	$4,683,271	$732,797	$588,399	$397,334	$2,964,741

The Company has a $3,667,585 note with First International Bank (“FIB”), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, the Company’s unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company also has a

$1,000,000 line of credit, under which there were $300,000 in borrowings at September 30, 2003. This commercial revolving promissory note, which carries a variable interest rate of 1% above prime, has a maturity of April 1, 2004

At September 30, 2003, the Company had cash totaling $738,525 compared to cash totaling $1,223,756 at December 31, 2002. During the period, the financing activities provided $500,599 (net) in cash primarily from new borrowings; used $425,020 in its investing activities, primarily for the purchase of new equipment. The Company’s operating activities absorbed cash of $560,810 (net) which was due to the payment of corporate income taxes, the increase in inventory and the net loss.

Capital spending totaled $511,607 in the nine month period ended September 30, 2003 versus $600,706 in the comparable period of the prior year, mainly because of routine equipment replacements and plant modernization. Planned capital expenditures for 2003 are limited as stated above by the FIB loan agreement. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2003 based on the achievement of operating goals and the availability of funds.

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of Soundwall and Slenderwall™ concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements that affect profit are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

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

As of September 30, 2003 the Company’s backlog was significantly lower than it was at the same period in 2002. The projects relating to the backlog as of September 30, 2003 are scheduled to be constructed in 2003 and 2004. The drop in the Company’s backlog from September 30, 2002 is due to a decreased level of new sales and projects as a result of the slower economy in the capital spending sector. In the event the slowdown for capital spending continues, future sales levels are liable to be adversely effected.

Management believes that the Company’s operations have not been materially affected by inflation.

Item 3. Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

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

SMITH-MIDLAND CORPORATION

Date: November 14, 2003	By: /s/ Rodney I. Smith
Rodney I. Smith Chairman of the Board, Chief Executive Officer and President (principal executive officer)

Date: November 14, 2003	By: /s/ John K. Johnson
John K. Johnson Chief Financial Officer (principal financial officer)