Form 10KSB
period 2003-12-31
SMITH MIDLAND CORP
filed 2004-04-20
CIK 924719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number 1-13752
                                     -------



                            SMITH-MIDLAND CORPORATION
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


                Delaware                                         54-1727060
-----------------------------------------                  ---------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

P.O. Box 300, 5119 Catlett Road,
         Midland, Virginia                                          22728
-----------------------------------------                        ------------
(Address of Principal Executive Offices)                          (Zip Code)


                                 (540) 439-3266
                     ---------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered Under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange on
Title of Each Class                                       Which Registered
-------------------                                   --------------------------

Common Stock, $.01 par value per share                  Boston Stock Exchange

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                               ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---
         The Issuer's revenues for its most recent fiscal year were $18,163,783.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 25, 2004, was $3,690,368.

As of March 25, 2004, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format

                           Yes       No  X
                               ---      ---

                       Documents Incorporated By Reference
                       -----------------------------------
                                      None.

                           FORWARD-LOOKING STATEMENTS


         This Annual Report and related documents include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     o    our significant loss for the year ended December 31, 2003,
     o our decrease in revenues from $26.9 million in 2001 to $18.2 million in 2003,
     o    our high level of indebtedness and ability to satisfy the same,
     o the decision of our bank, UPS Capital, not to renew our line of credit beyond July 1, 2004,
     o the continued availability of financing in the amounts, at the times and on the terms required, to support our future business and capital projects,
     o the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,
     o changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),
     o changes in general economic conditions (such as interest rate changes),
     o    adverse weather which inhibits the demand for our products,
     o    our compliance with governmental regulations,
     o    the outcome of pending and future litigation,
     o on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,
     o    the cyclical nature of the construction industry,
     o our exposure to increased interest expense payments should interest rates change and,
     o the Board of Directors, which is composed of four members, has only one outside, independent director,
     o the Company does not have an audit committee; the Board of Directors functions in that role,
     o the Company's Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,
     o the Company has experienced a high degree of employee turnover, especially at the senior manager level, and
     o the other factors and information disclosed and discussed in other sections of this report.


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

         The Company custom designs and manufactures each Sierra Wall to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol(R), an optional, durable and patented sound-absorbing, material that can be cast onto the exterior of the Sierra Wall. The Company was a party to a licensing agreement with DuriSol Resource, Inc. of Ontario, Canada, permitting the Company to utilize the DuriSol(R) sound-absorbing technology until December 31, 2003. The License Agreement between Durisol Resource Inc. and the Company expired on December 31, 2003 and was not renewed. At this time the Company may manufacture Durisol products on a project by project basis. Durisol must first authorize each project. Durisol Resource Inc. is in negotiations with the Company to work out a new relationship which is expected to be restricted to manufacturing on a project by project basis at Durisol Resource, Inc.'s option. Royalties, fees and cost of shavings are negotiated prior to bidding of each project by the Company.

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

         Easi-Set J-J Hooks(TM) Highway Safety Barrier
         ---------------------------------------------

         The Easi-Set J-J Hooks(TM) highway safety barrier (the "J-J Hooks Barrier") is a crash tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier meets the requirements and is NCHRP-350 approved.

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


         Licensing

         The Company presently grants licenses, through it's wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set and Easi-Span Precast Buildings and SlenderwallTM, as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time license acquisition and training fee ranging from approximately $25,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically between 4% to 6% of the sales of the licensed product. In addition, Easi-Set Precast Building and SlenderwallTM licensees pay the Company a flat monthly fee for co-op advertising and promotion programs. The Company produces and distributes advertising materials and promotes the licensed products through its own advertising subsidiary, AdVentures.

         The Company has entered into 34 licensing agreements in the United States, and has established at least one licensee in each of Canada, Belgium, New Zealand, and Spain and sub-licensees in Canada.

         The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. Additional licensees were added in 2003 with licensee fees amounting to $69,000.


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

         The Company believes that the principal competitive factors for its products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in both Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Northeast and Mid-Atlantic regions of the United States. Finally, the Company believes it offers a broad range of products that are very competitive in their markets.


         Patents and Proprietary Information

         The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business expired in 2001 and a new patent, with respect to this product, was allowed March 2, 1999 which expires in 2017. The Company also owns three U.S. registered trademarks (Easi-Set(R), Smith Cattleguard(R), and Smith-Midland Excellence in Precast Concrete(R)), one Canadian registered trademark (Easi-Set(R)) and licensed the rights to another (DuriSol(R)); this agreement expired December 31, 2003.


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


         Employees

         As of March 22, 2004, the Company had 123 full-time and 7 part-time employees, 100 of which are located at the Company's Midland Virginia facility, and 23 of which are located at the Company's facility located in Reidsville, North Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.


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

         The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company's facilities and equipment are used as collateral for a long-term note, which as of December 31, 2003, had a balance of $3.6 million. (see "Liquidity and Capital Resources").


Item 3.  Legal Proceedings
         -----------------

         In 1998, the Company began work on a contract to renovate the Bradley Hall building (the "Bradley Hall project") at Rutgers University ("Rutgers"). The Bradley Hall project, which was completed in October 1999, involved the design, production, and installation of Slenderwall(TM) panels by the Company. While executing the Bradley Hall project, the original structure was found to be not structurally sufficient to support the installation of the Slenderwall(TM) panels as originally designed. This lead to cost overruns relating to re-design of the panels, production of the panels with additional steel and reinforcing, and installation costs. In that the Company was suffering losses on the project and was unable to fund its commitments, in January 1999, the Company entered into an agreement with Seacoast Builders Corporation ("Seacoast"), the prime contractor for the project. Pursuant to the agreement, Seacoast agreed to finance the cost of labor and small tools for the balance of the installation phase of the project commencing January 13, 1999, (ii) the Company remained responsible for the other services and materials required for the project, including provision of the Slenderwall(TM) system, (iii) the Company was required to reimburse Seacoast out of payments due the Company for Seacoast's expenses plus 10% for overhead, and (iv) the Company remained liable for cost overruns for which the Company was originally responsible (the "Seacoast Agreement"). The cost overruns over the course of the entire project totaled approximately $1.6 million and the total loss to the Company on the job, before recovery on any claims by the Company, totaled approximately $1.45 million, which was recognized in fiscal 1999. Seacoast has filed claims in 1999 on the Company's behalf, in the amount of $1.1 million. All conditions for claim recognition have been satisfied and as of December 31, 2003, $497,000 of the contract claim was included in claims receivable. The Company believes that, based on the specific facts and circumstances and prior experience in claims settlement, it will ultimately collect the recorded claim receivable.

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

         On March 26, 2004, the parties, with the assistance of the Court-appointed Mediator, reached agreement to settle this matter and, as a result, all claims by or against the Company asserted in the action are expected to be dismissed with prejudice. The Company's only obligation in connection with the settlement will be the payment of the sum of $30,000 to Seacoast, in exchange for which the Company will receive a complete release of liability in connection with the Project. It is probable there will also be a non-cash gain recorded by the Company as a result of netting the amount recorded for Claims Receivable against the amount recorded for Estimated Contract Loss.

         In March 2004, the Company received notice of a personal injury lawsuit filed by Thomas Hergenroeder in the Circuit Court for Baltimore City. Mr. Hergenroeder was working at a construction site located at the Baltimore Washington Airport located in Anne Arundel County, Maryland for another subcontractor. On or about August 2, 2002, Mr Hergenroeder allegedly suffered injuries when he slipped and fell on acid and water that had been sprayed by the Company. The suit seeks $1,000,000 in damages plus interest and costs of suit herein. Management believes the case to be without merit; it is being defended by the Company's insurance company, which had insured the Company in this type of claim.

         The Company is not presently involved in any other litigation of a material nature.

Item 4.  Submission of Matters to Vote of Security Holders - None.
         ---------------------------------------------------------


PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and Small
         ----------------------------------------------------------------
Business Issuer Purchases of Securities.
----------------------------------------

         The Company's Common Stock has traded on the Boston Stock Exchange ("BSE") under the symbol "SMC" from December 13, 1995 to March 3, 2002. On March 4, 2002 the BSE amended the symbol to "SMID". The Company's Common Stock also trades on the OTC Bulletin Board System under the symbol "SMID".

          As of March 26, 2004, there were approximately 85 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

         The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated. Such information was obtained from Yahoo Finance. These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                                               High           Low
                                               ----           ---
2003
First Quarter                                $ 1.30           $1.02
Second Quarter                               $ 1.11           $0.75
Third Quarter                                $ 0.95           $0.75
Fourth Quarter                               $ 0.98           $0.79

2002
First Quarter                                $ 2.04           $1.40
Second Quarter                               $ 2.37           $1.50
Third Quarter                                $ 1.78           $1.20
Fourth Quarter                               $ 1.33           $ .98

         Dividends

         The Company has not paid dividends on its Common Stock since its inception and may not pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's current loan agreement with UPS Capital prohibits the payment of dividends to stockholders without the bank's prior written consent, except for dividends paid in shares of the Company's Common Stock.

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

         Plan for Operations in 2004

         The Company's budget for 2004 is based on operating profitably at approximately $15 million in sales and generating positive cash flow to reduce the debt level. The Company formed a team made up of senior managers to identify and implement the steps necessary to return the Company to profitability which includes:
     o Increasing the gross margin on our large projects by improving the estimating/bid process and regularly monitoring the actual costs incurred versus the budget.
     o Improving quality by involving engineering more at the design stage, revising the scheduling process, upgrading the batching plant and strengthening the quality control and finishing departments.
     o Decreasing employee turnover by improving testing of new hires, upgrading training and development and seeking more feedback from employees.
     o Operating shipping at a profit by updating rates and procedures, benchmarking to other operations and a weekly report to monitor status.
     o Improving cost controls by use of the budget to control expenses, reviewing key costs monthly to identify savings and assigning authority for spending levels.
     o Increasing liquidity by extending the UPS Capital line of credit and seeking additional financing.
     o Improving cost accounting by implementing the new MAS 500 integrated accounting software.


         Preliminary results indicate the plan is working; the productions backlog at the end of February 2004 was approximately $4.6 million compared to approximately $1.4 million at the same time in 2003; sales in the first quarter of 2004 are ahead of budget; quality deficiencies and their related expenses are decreasing; approximately $1.3 million in costs have been identified for potential savings; and the credit line has been extended through July 1, 2004.

         Results of Operations

         Year ended December 31, 2003 compared to the year ended December 31,
         2002

         Overall, the Company's performance in 2003 was extremely disappointing with a consolidated net loss of $1,900,942 compared to a net profit of $600,511 for 2002. The causes of the net loss are a large decrease in sales that occurred in product sales and project billings; an increase in cost of goods sold as a percentage of sales in the same areas and an increase in selling, general and administrative expense. In the fourth quarter, the Company had a net loss of $1,603,477. The reasons for this loss are the same as for the year to date. The sales decrease was a result of a decrease in barrier, architectural, and soundwall products and Slenderwall(TM). Royalty fees were also down due to decreased barrier sales by the Company's licensees. The increase in the cost of goods sold was due to a much higher materials cost related to two projects which had been bid at a low margin, quality problems with several projects and the recognition of a contingent warranty expense. The increase in selling, general and administrative expense resulted from legal expenses mostly related to the Seacoast case; professional fees related to audit/tax work; an increase in workers compensation adjustment; business insurance, an increase in bad debt expense and additional advertising expense.

         For the year ended December 31, 2003, the Company had total revenue of $18,163,783 compared to total revenue of $22,604,958 for the year ended December 31, 2002, a decrease of $4,441,175, or 20%. Sales include revenues from product sales, royalty income, barrier rental income, installation income and shipping income. Total product sales were $14,115,735 for the year ended December 31, 2003, compared to $17,823,449 for the same period in 2002, a decrease of $3,707,714, or 21%. Sales of barrier, soundwall, architectural products and SlenderwallTM decreased due to a lack of projects using these products. Farm products and utility products had small increases and building sales were flat. Barrier rental revenue decreased to $447,476 for the year ended December 31, 2003 from $519,469 for the year ended December 31, 2002 due to a decrease in security related contracts related to events in the Washington D.C. metro area. Shipping and installation revenue was $3,133,469 for the year ended December 31, 2003 and $3,686,887 for the same period in 2002, a decrease of $553,418, or 15%. The decrease is attributable to the overall decrease in product and other sales. Royalty income totaled $487,323 for the year ended December 31, 2003, compared to $575,153 for the same period in 2002. The decrease of $87,830, or 15%, was due largely to a decrease in royalties from barrier sales. Revenue from the addition of new licensees was up slightly to $69,610 compared to $61,205 for the same period in 2002.

     Construction activity remained weak most of the year in the Company's primary markets lagging behind the improvement in general economic conditions. This decreased the number of projects available to the Company and put increased price pressure on the Company's bids. The Company's unfilled order backlog for products increased in December and at the end of 2003 was significantly higher than it was at the same time in 2002. The Company's bid activity remains high and we expect the backlog to build up in 2004 if the upturn in the construction industry continues.

     Total cost of goods sold for the year ended December 31, 2003 was $15,497,959, a decrease of $1,433,848, or 8%, from $16,931,807 for the year ended December 31, 2002. The majority of the decrease was the result of the lower volume of sales however, total cost of goods sold, as a percentage of total revenue, increased to 85% for the year ended December 31, 2003, from 75% for the year ended December 31, 2002. The increase in the cost of goods sold percentage was due to lower margins on projects; quality problems and higher complexity on the particular projects being produced in 2003. The lower margins were primarily due to the Company accepting a lower price on two projects bid in 2002 to maintain plant capacity when they were produced in 2003. The Company has put in place several improvements in the bid and forecast process that will help identify these types of projects and what the effect will be on the production schedule. The Company has addressed its quality problems by assigning a senior manager to implement improvements related to training, adherence to procedures and quality reviews. Preliminary results have shown a decrease in quality related deficiencies.

     For the year ended December 31, 2003, the Company's general and administrative expenses increased $418,354, or 14%, to $3,375,306, from $2,956,952 during the same period in 2002. This was due to increases in workers compensation adjustment; business insurance; legal expenses mostly related to the Seacoast case; use of temporary workers; personnel recruitment; professional fees related to audit/tax work; and health insurance.

     Selling expenses for the year ended December 31, 2003 increased $116,401, or 8%, to $1,500,012 from $1,383,611 for the year ended December 31, 2002. The overall increase was due to increased payroll expense, advertising and sales commissions as the Company sought to offset revenue losses with greater marketing efforts.

     The Company's operating loss for the year ended December 31, 2003 was $2,209,494, compared to operating income of $1,332,588 for the year ended December 31, 2002, a decrease of $3,542,082. The operating loss for the current year resulted from the decreased sales volume coupled with higher materials expense caused by quality problems (see explanation above) and increased selling, general and administrative expense.

     Interest expense and loan fees was $289,173 for the year ended December 31, 2003, compared to $301,888 for the year ended December 31, 2002. The decrease of $12,715, or 4%, was due to lower average interest rates that more than compensated for the increase in the amount of debt.

     Other expense, net of other income, totaled $73,618 in the year ended December 31, 2003 versus other expense of $69,852 for the year ended December 31, 2002. The decrease of $3,766 was due to normal business fluctuations.

     Income tax benefit was $492,000 in the year ended December 31, 2003 compared to an income tax expense of $579,000 for the year ended December 31, 2002. The change from a tax expense to a tax benefit was due to the large net operating loss recorded in 2003.

     Net loss was $1,900,942 for the year ended December 31, 2003, compared to net income of $600,511 for the same period in 2002. Basic and diluted net loss per share for the current year was $.43 compared to basic and diluted net income per share of $.16 for the year ended December 31, 2002 with 4,442,490 weighted average shares outstanding in the 2003 period versus 3,774,291 in the 2002 period.

         Liquidity and Capital Resources

         The Company has financed its capital expenditures and operating requirements in 2003 primarily with proceeds from bank and other borrowings.The Company had $5,233,154 of total indebtedness at December 31, 2003, of which $1,072,886 is scheduled to mature within twelve months. Included in this amount is $600,000 that is due on the credit line to UPS Capital as described below.

Schedule of Contractual Obligations

                                               Less than
                                 Total          1 year            1 to 3 years      4 to 5 years     Over 5 years
-------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Long term debt and              $5,204,598        $1,045,226          $686,002         $391,624        $3,081,746
capital leases

Debt to related parties            $26,668           $26,668                $0               $0                $0

Operating leases                    $1,888              $992              $896               $0                $0

Total contractual               $5,233,154        $1,072,886          $686,898         $391,624        $3,081,746
obligations

         The Company has a $3,578,966 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service's loan guarantee. Under the terms of the note, the Company's unfinanced fixed asset expenditures are limited to $300,000 per year for a five year period. In addition, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. At December 31, 2003, the Company was in violation of covenants related to fixed asset expenditures, however, the Company received a waiver of the covenants by the USDA and the bank. The Company also had a $1,000,000 line of credit, under which $600,000 was outstanding at December 31, 2003. UPS Capital informed the Company that it would not renew the line of credit when it expires April 1, 2004. However, as of April 15, 2004, UPS Capital had extended the expiration date on the line of credit until July 1, 2004 with an outstanding balance of $500,000.

         At December 31, 2003, the Company had cash totaling $699,645 compared to cash totaling $1,223,756 at December 31, 2002. During 2003, the financing activities provided $971,847 (net) in cash which resulted mainly from borrowings to purchase fixed assets and use of the credit line to provide working capital; used $596,655 in its investing activities, primarily for the purchase of new equipment. The Company's operating activities used cash of $899,303 (net) due to the large net loss and increase in inventory which was offset by the decrease in accounts receivable and the increase in accounts payable.

         Capital spending increased to $769,452 in 2003, from $756,763 in 2002 for various improvements in the plant and the existing infrastructure. The Company intends to continue to fund capital improvements but at a reduced scale that is in line with current operations and takes into account the current debt load.

         As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.

         The Company's cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs, will be sufficient to finance the Company's operations for at least the next 12 months. In the event cash flow from operations and is not adequate to support operations, the Company is currently investigating alternative sources of financing, for which there can be no assurance of obtaining.


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

         Seasonality

         The Company services the construction industry primarily in areas of the United States where construction activity is inhibited by adverse weather during the winter. As a result, the Company may experience reduced revenues from December through February and realize the substantial part of its revenues during the other months of the year. The Company may experience lower profits, or losses, during the winter months, and as such, must have sufficient working capital to fund its operations at a reduced level until the spring construction season. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.


         Inflation

         Management believes that the Company's operations were not materially affected by inflation in 2003.

         Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires many instruments previously classified ass equity to be classified as liabilities. Such as mandatorily redeemable shares and repurchase obligations related to an issuer's equity shares. The adoption of SFAS 150 did not have a material impact on the financial statements.

         In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities (VIE)", which clarifies the application of ARB No. 51 and replaces Interpretation No. 46. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. A nonpublic enterprise shall apply this Interpretation to all entities that are subject to this Interpretation by the beginning of the first annual period beginning after

December 15, 2004. The Interpretation requires certain disclosures in financial statements issued after December 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not believe that it has any VIE for consolidation.


Item 7.  Financial Statements
         --------------------

         The following financial statements, which appear at the back portion of the report, are filed as part of this report:

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants.....................     F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002...........     F-4

Consolidated Statements of Operations for the years ended December 31,
2003 and 2002   .......................................................     F-6

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 2003 and 2002 ................................     F-7

Consolidated Statements of Cash Flows for the years ended December 31,
2003 and 2002     .....................................................    F-8-9

Summary of Significant Accounting Policies.............................  F-10-14

Notes to Consolidated Financial Statements ............................  F-15-23



Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.


Item 8a.  Controls and Procedures.
          ------------------------

         BDO Seidman, LLP ("BDO"), the Company's independent auditors advised the company's management that during the course of the fiscal 2003 audit, material weaknesses in internal controls were noted due to the lack of timely reconciliation of key accounts by the company, including cash, accounts receivable, inter-company accounts and accounts payable.

         BDO also advised management of significant deficiencies with respect to certain other matters, principally relating to the documentation of job costs and the ability to identify on an on-going manner, the amount of profit or loss to be recognized on long-term contracts.

         Management response

         In regard to paragraph one above, the Company's principal executive officer and principal financial officer believe that the procedures followed by the Company provide reasonable assurance that the identified weaknesses and deficiencies did not lead to material misstatements in the Company's audited consolidated financial statements included in this report on Form 10-KSB. This problem occurred in one subsidiary only and was due to problems with the accounting information system. The Company recognizes the need for a more robust information system and has purchased MAS 500 software for this purpose. However, the Company recognizes the need for additional documentation of processes and training of personnel in how to use the new system. Several additional procedures have been implemented as corrective measures that will be used until the new system is up and running.

         The Company's principal executive officer and principal financial officer believe that the inability of the current information system in Smith Midland Virginia to provide timely and accurate product cost information is a material weakness. A replacement system, MAS 500, has been purchased and is due to be implemented in the near future. This system provides full integration of the manufacturing process and the ability to provide timely and accurate cost information on the products the Company sells. The Company recognizes the need to document its processes and provide extensive training to the company's personnel in how the system works and what their responsibilities are.

In addition, BDO advised the Company that significant deficiencies were noted with respect to certain other matters, principally related to the lack of documentation of policies, procedures and responsibilities in a number of functional areas. In some cases the identified weaknesses could also constitute deficiencies in the Company's disclosure controls and procedures.

The Company's principal executive officer and principal financial officer believe that the procedures followed by the Company provide reasonable assurance that the identified deficiencies did not lead to material misstatements in the Company's audited consolidated financial statements and other disclosures included in this report on Form 10-KSB. The Company understands the importance of the role senior management must take in implementing an appropriate overall control environment and recognizes that components of the internal control structure and environment must be strengthened, including the need for additional documentation of processes and procedures and employee training in certain areas, and has initiated corrective measures to address these significant deficiencies.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------


                                 Director Or
                                  Executive
Name                   Age      Officer Since      Position
----                   ---      -------------      --------
Rodney I. Smith         65           1970          Chief Executive Officer,
                                                   President and Chairman of the
                                                   Board of Directors

Ashley B. Smith         41           1994          Vice President of Sales and
                                                   Marketing and Director

Wesley A. Taylor        56           1994          Vice President of
                                                   Administration and Director

Andrew G. Kavounis      78           1995          Director

James W. Dean           66           2000          Vice President of Engineering
                                                   Smith-Midland Corp.(Virginia)

John K. Johnson         53           2003          Chief Financial Officer

Guy Schuch              55           2004          Chief Operating Officer
                                                   Smith-Midland Corp.(Virginia)


Background

         The following is a brief summary of the background of each Director, executive officer and key employee of the Company:

Rodney I. Smith. Chairman of the Board of Directors, Chief Executive Officer and President. Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965. He has served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Company's proprietary and patented products. He is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986.

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

John K. Johnson. Chief Financial Officer. Mr. Johnson joined Smith-Midland Corporation in January 2003 as the Chief Financial Officer. Previously he was the chief Financial Officer for Iceweb, Inc., a communications company, from March 2001 to January 2003. From February 2000 to March 2001 he was the controller for Comstor, a distribution company, and from March 1999 to February 2000 he was the Director of Finance for Strayer Education, Inc., an education company. From January 1997 to March 1999 he was the Controller/CFO for Dunn*IDP Computer, Inc., a computer manufacturing and consulting company. Mr. Johnson is a member of the American Institute of Certified Public Accountants where he is involved in the business and industry section. Mr. Johnson received a BBA from Southern Methodist University and a MSBA from Boston University. He also served as a commissioned officer in the United States Air Force. Mr. Johnson's employment with the Company ended on April 20, 2004. His successor as Chief Financial Officer, Lawrence Crews, assumed his duties on April 21, 2004.

Guy Schuch. Chief Operating Officer, Smith Midland Corp. (Virginia). Mr. Schuch has served as Chief Operating Officer of Smith Midland (Virginia), the Company's primary operating subsidiary, from May 1999 to February 2002 and from January 2004 to present. Mr. Schuch was Production Manager for Southdown Corporation, a manufacturer of cement, from 1995 to 1998 and was a Plant Manager for LaFarge Corporation, a manufacturer of cement, from 1979 to 1995. Mr. Schuch holds a Master of Science degree in Industrial Engineering from Stanford University, and a Bachelor of Science degree in Mechanical Engineering from the Arts et Metiers School of Engineering in Paris, France.

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

Code of Ethics

The Company adopted a code of ethics that applies to the principal executive officer, Chief Financial Officer, Controller and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on December 17, 2003. A copy of the code of ethics is filed as an exhibit to this report and is posted on the Company website. The website address is www.smithmidland.com.

Audit Committee

The Company does not have an Audit Committee of the Board of Directors; the entire Board of Directors serves the functions of the Audit Committee. No member of the Board of Directors qualifies as an "Audit Committee financial expert" as defined in Regulation S-B. As a small company, the Company does not have the resources to recruit a person that so qualifies.

Item 10.  Executive Compensation.
          -----------------------

         The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries (the "named executive officers"), whose cash compensation exceeded $100,000 during 2003:


                                       Annual Compensation                          Long Term Compensation
                            -------------------------------------------- ---------------------------------------------
                                                                                Awards                 Payouts
                                                                         ---------------------- ----------------------
                                                                                     Securities
                                                               Other                  Under-                   All
        Name and                                               Annual    Restricted    Lying                  Other
        Principal                                             Compen-      Stock     Options/      LTIP      Compen-
        Position             Year       Salary      Bonus      sation      Awards      SARs      Payouts     Sation
                                          $           $          $           $          (#)         $           $
-------------------------- ---------- ----------- ---------- ----------- ----------- ---------- ----------- ----------

     Rodney I. Smith         2003       82,192    190,560*    99,000**       0        20,000        0           0
    President, Chief         2002      170,962    189,081*       0           0           0          0           0
    Executive Officer        2001      175,000    189,081        0           0       120,000        0           0
   and Chairman of the
         Board.

   Michael Catteau***        2003      109,615     68,294        0           0        15,000        0           0
 Chief Operating Officer     2002      100,352     13,670        0           0           0          0           0
                             2001       70,498        450        0           0        20,000        0           0

    Wesley A. Taylor         2003       84,596     23,430        0           0        10,000        0           0
    Vice President of        2002       82,963     33,120        0           0           0          0           0
   Administration and        2001       68,879      1,788        0           0        20,000        0           0
        Director

     Ashley B. Smith         2003       92,310     20,316        0           0        10,000        0           0
Vice President Sales and     2002       85,388     23,800        0           0           0          0           0
 Marketing and Director      2001       89,165      2,005        0           0        20,000        0           0

      Guy M. Schuch          2003      111,250        0          0           0           0          0           0
 Chief Operating Officer     2002      111,250     29,933        0           0           0          0           0
 Smith Midland Virginia      2001      111,250        0          0           0        30,000        0           0

* This is a non-cash (except for the portion related to the payment of taxes) bonus to Rodney Smith to pay down an officer receivable due the Company.
     The receivable originated in 1969 as $60,000. The current amount owed is equal to original principal plus accrued interest. See Employment Contracts and Termination of Employment and Change in Control Arrangements on page
     29.
** This represents an annual royalty fee paid under Rodney Smith's employment agreement.
*** Mr. Catteau resigned as Chief Operating Officer in December 2003 and is expected to leave the Company at the end of April 2004.

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


Option Grants in Last Fiscal Year
The following table summarizes option grants during 2003 to the named executive officers

Name                      Number of Securities   % of Total Options      Exercise Price ($/Sh)  Expiration Date
                          Underlying Options     Granted to Employees
                          Granted (#)            in Fiscal Year
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Rodney I Smith            20,000                 14.3%                   0.83                   17 Dec 2013
Wesley A. Taylor          10,000                 7.1%                    0.83                   17 Dec 2013
Ashley B. Smith           10,000                 7.1%                    0.83                   17 Dec 2013
Michel Catteau            15,000                 10.7%                   0.83                   17 Dec 2013



Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                Shares                       Number of
                               Acquired                   Shares Underlying             Value of Unexercised
                                 on         Value        Unexercised Options            In-the-Money Options
                               Exercise    Realized       at Fiscal Year End (#)      at Fiscal Year-End ($)(1)
        Name                     (#)         ($)      Exercisable    Unexercisable   Exercisable   Unexercisable
---------------------------- ----------- ----------- -------------- --------------- ------------- ---------------
Rodney I. Smith              0           0           120,000        60,000            8,550             1,800
Michael Catteau              0           0           13,333         21,667            333               467
Guy Schuch                   0           0           35,000         10,000            4,813             250
Wesley A. Taylor             0           0           39,583         16,667            4,646             367
Ashley B. Smith              0           0           42,783         16,667            5,221             367

-------
(1) Value is based on the closing price of the Company's Common Stock on December 31, 2003 ($0.85), the last trading day of 2003, less the option exercise price.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

         The Company entered into a four-year Employment Agreement with Rodney
I. Smith, its current President and Chief Executive Officer, effective as of September 30, 2002. The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein. The agreement provides for an annual base salary of $99,000 ("Base Salary"), which will be reviewed at least annually and adjusted from time to time at the determination of the Board of Directors. It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith's assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement). Payment of the royalty continues only for as long as the Company is using the inventions underlying the non-expired Patents. Mr. Smith is also entitled to bonuses as follows (the "Bonus"): (i) a performance-based bonus as determined by the Board each calendar year, and (ii) a $27,000 quarterly bonus equal to one-twentieth of the then outstanding principal balance on the loan (the "Loan") made by the Company to Mr. Smith in the aggregate amount of $540,000, at the date of the employment agreement, and the unpaid interest accrued thereon during the quarter, and a cash amount which reimburses Mr. Smith for certain taxes payable by him as a result of such quarterly bonus. Payment of the Bonuses that are equal to one-twentieth of the Loan and the quarterly interest thereon are paid in the form of forgiveness of such principal and interest. Once the Loan has been fully repaid, no further quarterly Bonus in respect of the Loan shall be payable.

         Mr. Smith's employment agreement provides further that if Mr. Smith (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and Bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), Mr. Smith shall be entitled to a lump sum payment equal to three times the combined Base Salary and Bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide Mr. Smith with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of Mr. Smith's unvested options to purchase Company stock shall become fully vested and exercisable on the date of termination. Mr. Smith will be entitled to exercise all such options for three years from the date of termination. The Company will have no further obligations to Mr. Smith, other than with respect to the payment of royalties.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
and Related Stockholder Matters.
--------------------------------


         The following table sets forth, as of March 19, 2004, certain information concerning ownership of the Company's Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company's Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                            Number of Shares             Percentage of
Beneficial Owner(1)                            Beneficially Owned(2)          of Class
-------------------                            ---------------------          --------
Rodney I. Smith (1)(3)(4)(5)                         742,298                    16.2

Ashley B. Smith(1)(3)(4)(6)                          133,250                     3.0

Wesley A. Taylor(1)(7)                                39,583                       *

Andrew Kavounis(1)(8)                                  3,000                       *

Michael Catteau (9)                                   13,333                       *

Guy Schuch (1)(10)                                    35,000                       *

AL Frank Asset Management, Inc. (11)                 468,700                    10.5

All directors, executive officers and key
employees as a group (6 persons)(2)(12)              966,464                    20.5
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

(5) Includes 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the "Trust") for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and mother of Mr. Smith's children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares, as he deems fit. Includes options to purchase 120,000 shares.

(6)  Includes options to purchase 42,783 shares.

(7)  Includes options to purchase 39,583 shares.

(8)  Includes options to purchase 3,000 shares.

(9)  Includes options to purchase 13,333 shares.

(10) Includes options to purchase 35,000 shares.

(11) Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651

(12) Includes options to purchase 253,699 shares for all directors, executive officers and key employees as a group.

EQUITY COMPENSATION PLAN INFORMATION

                                         Number of securities to       Weighted average        Number of securities
                                         be issued upon exercise       exercise price of       remaining available for
                                         of outstanding options,       outstanding options,    future issuance under
                                         warrants and rights (a)       warrants and rights (b) equity compensation
                                                                                               plans (excluding
                                                                                               securities  reflected in
                                                                                               column (a))(c)
                                         ------------------------- -------------------------   -------------------------
Equity  compensation  plans approved by                   607,075                     $1.00                   401,325
security holders
Equity  compensation plans not approved                         0                        $0                         0
by security holders
Total                                                     607,075                     $1.00                   401,325




Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         At December 31, 2003, the Company owned an unsecured note for approximately $363,070 receivable from Mr. Rodney I. Smith, the Company's President and majority shareholder, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes (more fully described in Item 10). Principal received on the note was $100,449 for the year ended December 31, 2003 and $94,763 the year ended December 31, 2002. Total interest received on this note was approximately $27,811 and $33,500 for the years ended December 31, 2003 and 2002, respectively.


Item 13.  Exhibits, Lists and Reports on Form 8-K
          ---------------------------------------

(a)      Exhibits.

(1)           The following exhibits are filed herewith:

Exhibit
Number   Description
------   -----------

3.1 Certificate of Incorporation, as amended (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
3.2 Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company's Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).
4.1 Specimen Common Stock Certificate (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
4.2 Rights Agreement, dated as of January 21, 2003, between the Company and Computershare Trust Company, Inc., as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to the Company's Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).
10.1     Lease Agreement, dated January 1, 1995, between the Company and Rodney
         I. Smith (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
10.2 Collateral Assignment of Letters Patent, dated between the Company and Rodney I. Smith (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
10.3 Form of License Agreement between the Company and its Licensee (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).
10.4 Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (Commission File No.: 001-13752), filed with the Commission on April 15, 1998).
10.5 First National Bank of New England Loan Agreement, assumed by UPS Capital, dated June 25, 1998 (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (Commission File No.:001-13752), filed with the Commission on August 19, 1998).
10.6 First National Bank of New England Loan Note, dated June 25, 1998 (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (Commission File No.:001-13752), filed with the Commission on August 19, 1998).
10.7 Continuation of Exclusive License Agreement between DuriSol Resources, Inc. and Smith-Midland Corporation, with an effective date of January 1, 1999, dated May 3, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No.: 001-13752), filed with the Commission on April 14, 2000).

10.8 First National Bank of New England Commercial Loan Agreement dated December 20, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No.: 001-13752), filed with the Commission on April 14, 2000).
10.9 First National Bank of New England Commercial Term Promissory Note dated December 20, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No.: 001-13752), filed with the Commission on April 14, 2000).
10.10 Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith.
10.11 1994 Stock Option Plan (as amended through October 1, 2002) (Incorporated by reference to the Company's Registration Statement on Form S-8 (No.: 333-102892) filed with the Commission on January 31,
         2003).
14       Code of Professional Conduct
21 List of Subsidiaries of the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (Commission File No.: 001-13752) filed with the Commission on April 15, 1996).
23       Consent of BDO Seidman, LLP.
31.1     Certification of Chief Executive Officer.
31.2     Certification of Chief Financial Officer.
32       Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K. None.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by BDO Seidman, LLP, the principal accountant for the audit of the Company; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below.

         Audit Fees. Fees charged as audit fees are for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. There were no audit related fees paid in either of the two most recent fiscal years.

         Tax Fees. Tax fees are for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice, and tax planning. These fees related to services for preparation of taxes for 2002 and the estimated tax payments for 2003.

         All Other Fees. There were no fees paid for the category All Other
Fees.

         The Company does not have an Audit Committee. The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures. Instead, the Board will pre-approve the provision by BDO Seidman, LLP of all audit or non-audit services. The Board has not pre-approved all the tax fees paid by the Company in 2003 and 2002.

                                        2003        2002
                                    ----------- -----------
             Audit Fees                 $85,000     $77,000
             Audit -Related Fees             --          --
             Tax Fees                    12,000      16,000
             All Other Fees                  --          --

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SMITH-MIDLAND CORPORATION


Date:    April 120, 2004                   By:  /s/ Rodney I. Smith
                                               ---------------------------------
                                                   Rodney I. Smith, President
                                                   (principal executive officer)

                                          By: /s/ John K. Johnson
                                              -------------------------------
                                                   John K. Johnson, CFO
                                                   (principal financial and
                                                    accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                      Capacity               Date
----                                      --------               ----


/s/ Rodney I. Smith                       Director               April 16, 2004
-------------------------------------
Rodney I. Smith



/s/ Wesley A. Taylor                      Director               April 16, 2004
-------------------------------------
Wesley A. Taylor


/s/ Ashley Smith                          Director               April 16, 2004
-------------------------------------
Ashley Smith



/s/ Andrew Kavounis                       Director               April 16, 2004
-------------------------------------
Andrew Kavounis

                            Smith-Midland Corporation
                                     and Subsidiaries




                                               Consolidated Financial Statements
                                          Years Ended December 31, 2003 and 2002

                                                       Smith-Midland Corporation
                                                                and Subsidiaries


                                                                        Contents


--------------------------------------------------------------------------------



      Report of Independent Certified Public Accountants                    3

      Consolidated Financial Statements

        Balance Sheets                                                  4 - 5

        Statements of Operations                                            6

        Statements of Stockholders' Equity                                  7

        Statements of Cash Flows                                        8 - 9

      Summary of Significant Accounting Policies                      10 - 14

      Notes to Consolidated Financial Statements                      15 - 22

Report of Independent Certified Public Accountants



To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                                BDO Seidman, LLP


Richmond, Virginia
March 31, 2004

                                                                                         Smith-Midland Corporation
                                                                                                   and Subsidiaries

                                                                                        Consolidated Balance Sheets
====================================================================================================================

December 31,                                                                          2003                  2002
--------------------------------------------------------------------------------------------------------------------
     Assets (Note 2)

Current assets
   Cash                                                                       $    699,645          $  1,223,756
   Accounts receivable
     Trade - billed, (less allowance for doubtful
       accounts of $231,600 and $242,700)                                        4,201,835             4,950,528
     Trade - unbilled                                                               22,812               351,986
   Inventories
     Raw materials                                                                 655,517               498,984
     Finished goods                                                              1,807,132             1,490,635
   Income tax receivable                                                           433,169                     -
   Prepaid expenses and other assets                                               242,607               310,054
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                             8,062,717             8,825,943
--------------------------------------------------------------------------------------------------------------------

Property and equipment, net (Note 1)                                             3,258,083             3,018,729
--------------------------------------------------------------------------------------------------------------------

Other assets
   Notes receivable, officer (Note 3)                                              363,070               463,519
   Claims and accounts receivable (Note 7)                                         676,203               676,203
   Other (Note 3)                                                                  381,570               230,393
--------------------------------------------------------------------------------------------------------------------

Total other assets                                                               1,420,843             1,370,115
--------------------------------------------------------------------------------------------------------------------

                                                                               $12,741,643           $13,214,787
====================================================================================================================



                                                                                          Smith-Midland Corporation
                                                                                                   and Subsidiaries

                                                                                        Consolidated Balance Sheets
                                                                                                        (continued)
====================================================================================================================

December 31,                                                                          2003                  2002
--------------------------------------------------------------------------------------------------------------------

     Liabilities and Stockholders' Equity

Current liabilities
   Line of credit                                                              $   600,000      $              -
   Accounts payable - trade                                                      2,568,012             1,694,386
   Accrued expenses and other liabilities                                          498,921               934,271
   Current maturities of notes payable (Note 2)                                    445,226               412,112
   Note payable - related parties                                                   26,668                     -
   Customer deposits                                                                88,940                71,265
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        4,227,767             3,112,034

Reserve for contract loss (Note 7)                                               1,001,682             1,001,682

Notes payable - less current maturities (Note 2)                                 4,161,260             3,816,393

Notes payable - related parties (Note 3)                                                 -                43,707
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                9,390,709             7,973,816
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 7)

Stockholders' equity (Note 6)
   Preferred stock, $.01 par value; authorized 1,000,000
     shares, none outstanding                                                            -                     -
   Common stock, $.01 par value; authorized 8,000,000
     shares; 4,449,548 and 4,432,948 issued and outstanding                         44,495                44,329
   Additional paid-in capital                                                    4,189,388             4,178,649
   Retained earnings (deficit)                                                    (780,649)            1,120,293
--------------------------------------------------------------------------------------------------------------------

                                                                                 3,453,234             5,343,271
Treasury stock, at cost, 40,920 shares                                            (102,300)             (102,300)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       3,350,934             5,240,971
--------------------------------------------------------------------------------------------------------------------

                                                                               $12,741,643           $13,214,787
====================================================================================================================






                                                                                          Smith-Midland Corporation
                                                                                                   and Subsidiaries

                                                                              Consolidated Statements of Operations
====================================================================================================================

Year Ended December 31,                                                               2003                  2002
--------------------------------------------------------------------------------------------------------------------

Revenue
   Products sales and leasing                                                  $17,676,460           $22,029,805
   Royalties                                                                       487,323               575,153
--------------------------------------------------------------------------------------------------------------------

Total revenue                                                                   18,163,783            22,604,958

Cost of goods sold                                                              15,497,959            16,931,807
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                                     2,665,824             5,673,151
--------------------------------------------------------------------------------------------------------------------

Operating expenses
   General and administrative expenses                                           3,375,306             2,956,952
   Selling expenses                                                              1,500,012             1,383,611
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                         4,875,318             4,340,563
--------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                         (2,209,494)            1,332,588
--------------------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest expense and loan fees                                                 (289,173)             (301,888)
   Interest income (Note 3)                                                         32,107                78,959
   Other, net                                                                       73,618                69,852
--------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                                      (183,448)             (153,077)
--------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit)                               (2,392,942)            1,179,511
Income tax expense (benefit) (Note 4)                                             (492,000)              579,000
====================================================================================================================

Net income (loss)                                                              $(1,900,942)         $    600,511
====================================================================================================================

Basic and diluted earnings (loss) per share (Note 8)                           $      (.43)         $        .16
--------------------------------------------------------------------------------------------------------------------



                                                                                          Smith-Midland Corporation
                                                                                                   and Subsidiaries

                                                                    Consolidated Statements of Stockholders' Equity
====================================================================================================================

                                                     Additional        Retained
                                        Common         Paid-In         Earnings        Treasury
                                         Stock         Capital        (Deficit)         Stock           Total
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                $31,710       $3,494,854     $   519,782       $(102,300)     $3,944,046

Warrants exercised                         12,619          683,795               -               -         696,414

Net income                                      -                -         600,511               -         600,511
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 44,329        4,178,649       1,120,293        (102,300)      5,240,971

Options exercised                             166           10,739               -               -          10,905

Net loss                                        -                -      (1,900,942)              -      (1,900,942)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                $44,495       $4,189,388    $   (780,649)      $(102,300)     $3,350,934
====================================================================================================================



                                                                                          Smith-Midland Corporation
                                                                                                   and Subsidiaries

                                                                              Consolidated Statements of Cash Flows
====================================================================================================================

Year Ended December 31,                                                               2003                  2002
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Cash received from customers                                                $19,241,650           $23,752,774
   Cash paid to suppliers and employees                                        (19,456,368)          (22,697,023)
   Income taxes paid, net                                                         (396,379)             (110,226)
   Interest paid                                                                  (289,173)             (301,888)
   Other                                                                               967                 1,164
--------------------------------------------------------------------------------------------------------------------

Net cash (absorbed) provided by operating activities                              (899,303)              644,801
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchases of property and equipment                                            (769,452)             (756,763)
   Proceeds from sale of fixed assets                                               72,348                 1,972
   Repayments on officer note receivable                                           100,449                94,763
--------------------------------------------------------------------------------------------------------------------

Net cash absorbed by investing activities                                         (596,655)             (660,028)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from borrowings                                                        562,258               223,294
   Repayments of borrowings                                                       (184,277)             (597,786)
   Net proceeds from line of credit                                                600,000                     -
   Repayments on borrowings - related parties, net                                 (17,039)              (25,070)
   Proceeds from options/warrants exercised                                         10,905               696,414
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                          971,847               296,852
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                   (524,111)              281,625

Cash, beginning of year                                                          1,223,756               942,131
--------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                              $   699,645          $  1,223,756
====================================================================================================================

                                                                                                         continued...


                                                                                          Smith-Midland Corporation
                                                                                                   and Subsidiaries

                                                                              Consolidated Statements of Cash Flows
                                                                                                        (continued)
====================================================================================================================

Year Ended December 31,                                                               2003                  2002
--------------------------------------------------------------------------------------------------------------------

Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                                              $(1,900,942)          $   600,511
Adjustments to reconcile net income (loss) to net cash
   (absorbed) provided by operating activities
     Depreciation and amortization                                                 463,614               407,563
     Deferred taxes                                                                (44,000)               44,000
     (Gain) loss on sale of fixed assets                                            (5,864)                1,164
     (Increase) decrease in
       Accounts receivable - billed                                                748,693               597,078
       Accounts receivable - unbilled                                              329,174               106,295
       Inventories                                                                (473,030)             (361,223)
       Prepaid expenses and other assets                                           (83,730)              332,107
       Income tax receivable                                                      (433,169)                    -
     Increase (decrease) in
       Accounts payable - trade                                                    873,626            (1,020,930)
       Accrued expenses and other liabilities                                     (391,350)              133,687
       Customer deposits                                                            17,675              (195,451)
--------------------------------------------------------------------------------------------------------------------

Net cash (absorbed) provided by operating activities                          $   (899,303)          $   644,801
--------------------------------------------------------------------------------------------------------------------


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

Principles of                      The accompanying  consolidated  financial
Consolidation                      statements include the accounts of
                                   Smith-Midland Corporation and its
                                   wholly-owned subsidiaries. All material
                                   intercompany accounts and transactions have
                                   been eliminated in consolidation.

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

                                   Depreciation is computed using the
                                   straight-line method over the following
                                   estimated useful lives:

                                                                       Years
                                   ---------------------------------------------

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

                                   Statement of Financial Accounting Standards
                                   No. 123, Accounting for Stock-Based
                                   Compensation (SFAS 123), establishes
                                   alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

                                                                                           2003               2002
                                 ---------------------------------------------------------------------------------------------

                                 Net income (loss), as reported                            $(1,900,942)       $600,511

                                 Less:  Total stock-based employee compensation
                                    expense determined under fair value based
                                    method for all awards, net of related tax effects          (32,067)        (58,100)
                                 ---------------------------------------------------------------------------------------------

                                 Proforma net income (loss)                                $(1,933,009)       $542,411
                                 =============================================================================================

                                 Basic earnings (loss) per share:
                                    Reported                                               $      (.43)       $    .16
                                    Proforma                                                      (.44)            .14

                                 Diluted earnings (loss) per share:
                                    Reported                                               $      (.43)       $    .16
                                    Proforma                                                      (.44)            .14

                                   The Company granted 140,000 stock options during the year ended December 31, 2003. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 35%, risk-free interest rate of 4.29% and expected lives of seven to nine years. The weighted average fair value of options granted during the year ended
                                   December 31, 2003 was $.23. No options were granted in 2002. Substantially all options become vested and exercisable ratably over a five-year period.

                                   At December 31, 2003, the Company had no warrants outstanding.


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

Risks and Uncertainties            The Company sells products to highway
                                   contractors operating under government funded
                                   highway programs and other customers and
                                   extends credit based on an evaluation of the
                                   customer's financial condition, generally
                                   without requiring collateral. Exposure to
                                   losses on receivables is principally
                                   dependent on each customer's financial
                                   condition. The Company monitors its exposure
                                   to credit losses and maintains allowances for
                                   anticipated losses. Management reviews
                                   accounts receivable on a monthly basis to
                                   determine the probability of collection. Any
                                   accounts receivable that are deemed to be
                                   uncollectible along with a general reserve,
                                   which is calculated based upon the aging
                                   category of the receivable, is included in
                                   the overall allowance for doubtful accounts.
                                   Management believes the allowance for
                                   doubtful accounts at December 31, 2003 is
                                   adequate. However, actual write-offs may
                                   exceed the recorded allowance.

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

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)

================================================================================

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

Long-Lived Assets                  The Company reviews the carrying values of
                                   its long-lived and identifiable intangible
                                   assets for possible impairment whenever
                                   events or changes in circumstances indicate
                                   that the carrying amount of assets may not be
                                   recoverable based on undiscounted estimated
                                   future operating cash flows. When any such
                                   impairment exists, the related assets will be
                                   written down to fair value. No impairment
                                   losses have been recorded through December
                                   31, 2003.

Recent Accounting                  In June 2002, the FASB issued SFAS No. 146,
Pronouncements                     "Accounting for Costs Associated with Exit or
                                   Disposal Activities". This statement
                                   addresses financial accounting and reporting
                                   for costs associated with exit or disposal
                                   activities and nullifies Emerging Issues Task
                                   Force (EITF) Issue No. 94-3, "Liability
                                   Recognition for Certain Employee Termination
                                   Benefits and Other Costs to Exit an Activity
                                   (including Certain Costs Incurred in a
                                   Restructuring)". This Statement requires that
                                   a liability for a cost associated with an
                                   exit or disposal activity be recognized when
                                   the liability is incurred. This statement
                                   also establishes that fair value is the
                                   objective for initial measurement of the
                                   liability. The provisions of this statement
                                   are effective for exit or disposal activities
                                   that are initiated after December 31, 2002.
                                   The adoption of SFAS 146 did not have an
                                   effect on the Company's financial statements.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Summary of Significant Accounting Policies
                                                                     (continued)

================================================================================

Recent Accounting                  In May 2003, the FASB issued SFAS No. 150,
Pronouncements                     "Accounting for Certain Financial
(continued)                        Instruments with Characteristics of Both
                                   Liabilities and Equity" (SFAS 150). This
                                   Statementestablishes standards for how an
                                   issuer classifies and measures certain
                                   financial instruments with characteristics of
                                   both liabilities and equity. This Statement
                                   requires many instruments previously
                                   classified as equity to be classified as
                                   liabilities. Such as mandatorily redeemable
                                   shares and repurchase obligations related to
                                   an issuer's equity shares. The adoption of
                                   SFAS 150 did not have a material impact on
                                   the financial statements.

                                   In December 2003, the FASB issued a revised
                                   Interpretation No. 46, "Consolidation of
                                   Variable Interest Entities (VIE)", which clarifies the application of ARB No. 51 and replaces Interpretation No. 46. This
                                   Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. A nonpublic enterprise shall apply this
                                   Interpretation to all entities that are
                                   subject to this Interpretation by the
                                   beginning of the first annual period
                                   beginning after December 15, 2004. The
                                   Interpretation requires certain disclosures in financial statements issued after December
                                   31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.
                                   The Company does not believe that it has any VIE for consolidation.

Reclassifications                  Certain reclassifications have been made in
                                   the prior year consolidated financial
                                   statements and notes to conform to the
                                   December 31, 2003 presentation.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


1.      Property and               Property and equipment consist of the following:
        Equipment
                                   December 31,                                          2003                 2002
                                  --------------------------------------------------------------------------------------------

                                  Land and land improvements                             $   806,555          $   682,092
                                  Buildings                                              2,344,866            2,412,198
                                  Machinery and equipment                                6,442,789            5,855,101
                                  Rental equipment                                       160,144              160,144
                                  ============================================================================================

                                                                                         9,754,354            9,109,535
                                  Less:  accumulated depreciation                        6,496,271            6,090,806
                                  --------------------------------------------------------------------------------------------

                                                                                         $3,258,083           $3,018,729
                                  --------------------------------------------------------------------------------------------

2.      Notes Payable              Notes payable consist of the following:

                                 December 31,                                          2003                 2002
                                 ---------------------------------------------------------------------------------------------

                                  Note payable to UPS Capital, maturing June
                                   2021; with monthly payments of $37,087 of
                                   principal and interest, interest at prime
                                   plus 1.5% (5.75% at December 31, 2003);
                                   collateralized by
                                   principally all assets of the Company.                     $3,578,966         $3,695,778

                                 Note payable to UPS Capital, maturing January
                                   1, 2005; with monthly payments of $10,961 of
                                   principal and interest at prime plus 1.75%
                                   (6.0% at December 31, 2003); collateralized
                                   by blanket lien on
                                   Company assets.                                               116,348            226,851



                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

================================================================================


2.      Notes Payable              December 31,                                                     2003                2002
                                   -------------------------------------------------------------------------------------------
        (continued)
                                 Installment notes and capitalized leases,
                                   collateralized by certain machinery and
                                   equipment maturing at various dates,
                                   primarily July 2003 through October
                                   2007, with interest at 7.25% through 11.07%.              $   911,172         $   305,876
                                 ---------------------------------------------------------------------------------------------

                                                                                               4,606,486           4,228,505
                                 Less current maturities                                         445,226             412,112
                                 ---------------------------------------------------------------------------------------------

                                                                                              $4,161,260          $3,816,393
                                 =============================================================================================

                                   The Company has a mortgage loan, with a
                                   balance of $3,578,966 at December 31, 2003, which is guaranteed in part by the U.S.
                                   Department of Agriculture Rural Business -
                                   Cooperative Services (USDA). The loan
                                   agreement includes certain restrictive
                                   covenants, which require the Company to
                                   maintain minimum levels of tangible net worth and limits on total outstanding indebtedness and annual capital expenditures. At December
                                   31, 2003 and 2002, the Company was in
                                   violation of covenants related to fixed asset expenditures, however, the Company was granted a waiver of the covenants by the USDA and the bank.

                                   The Company also has a $1,000,000 line of credit, under which there was $600,000 outstanding at December 31, 2003. The line matures April 1, 2004.

                                   The aggregate amounts of notes payable
                                   maturing in each of the next five years and thereafter are as follows:

                                   Year Ending December 31,                Amount
                                   -------------------------------------------------

                                                 2004                 $   445,226
                                                 2005                     421,443
                                                 2006                     265,455
                                                 2007                     236,445
                                                 2008                     155,179
                                              Thereafter                3,082,738
                                   -------------------------------------------------

                                                                       $4,606,486
                                   =================================================

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

                                   Notes payable - related parties are
                                   unsecured, which mature on December 15, 2004 and bear interest at 10%. Total interest expense related to these notes was $2,971 and $2,361 for the years ended December 31, 2003 and 2002, respectively.

                                   At December 31, 2003, the Company held an unsecured note receivable for $363,070 from its President and majority shareholder, accruing interest at a rate of 6% per annum.
                                   Principal payments on the note were $100,449 for the year ended December 31, 2003 and $94,763 for the year ended December 31, 2002.
                                   Total interest income on this note was
                                   $27,811 and $33,500 for the years ended
                                   December 31, 2003 and 2002, respectively.

                                   The Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $204,782 and $183,000 as of December 31, 2003 and 2002, respectively.
                                   Borrowings of $190,997 and $153,000 were outstanding against the cash surrender value at December 31, 2003 and 2002, respectively.

4.      Income Taxes               Income tax expense (benefit) is comprised of
                                   the following:

                                 Year Ended December 31,                                 2003                 2002
                                 ---------------------------------------------------------------------------------------------

                                 Federal
                                    Current                                              $(814,000)           $442,000
                                    Deferred                                               393,000              37,000
                                 ---------------------------------------------------------------------------------------------

                                                                                          (421,000)            479,000
                                 ---------------------------------------------------------------------------------------------

                                 State
                                    Current                                               (126,000)             93,000
                                    Deferred                                                55,000               7,000
                                 ---------------------------------------------------------------------------------------------

                                                                                           (71,000)            100,000
                                 ---------------------------------------------------------------------------------------------

                                                                                         $(492,000)           $579,000
                                 =============================================================================================

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

================================================================================

4.      Income Taxes               The provision  for income taxes differs from
        (continued)                the amount  determined by applying the
                                   federal statutory tax rate to pre-tax income
                                   as a result of the following:

                                 Year Ended December 31,                             2003                       2002
                                 ---------------------------------------------------------------------------------------------

                                                                               Amount      Percent        Amount     Percent
                                 ---------------------------------------------------------------------------------------------

                                 Income taxes at statutory rate                $(814,000)    (34%)         $401,000     34%
                                 Increase (decrease) in taxes
                                    resulting from:
                                      Change in valuation allowance              465,000      19                  -      -
                                      State income taxes,
                                        net of federal benefit                   (83,000)     (4)            59,000      5
                                      Revision to estimated net
                                        operating loss
                                        carryforward, net                              -       -             78,000      7
                                      Other                                      (60,000)     (2)            41,000      3
                                 ---------------------------------------------------------------------------------------------

                                                                               $(492,000)    (21%)         $579,000     49%
                                 =============================================================================================

                                   Deferred tax assets (liabilities) are as follows:

                                  December 31,                                           2003                 2002
                                 ---------------------------------------------------------------------------------------------

                                 Net operating loss carryforward                         $507,000             $      -
                                 Depreciation                                            (204,000)            (196,000)
                                 Provision for doubtful accounts                           88,000               93,000
                                 Vacation accrued                                          54,000               46,000
                                 Deferred income                                           20,000               13,000
                                 ---------------------------------------------------------------------------------------------

                                 Net deferred tax asset (liability)                       465,000              (44,000)
                                 Deferred tax asset valuation allowance                  (465,000)                   -
                                 ---------------------------------------------------------------------------------------------

                                                                                         $      -             $(44,000)
                                 =============================================================================================

                                   Net operating loss carryforward for tax
                                   purposes at December 31, 2003 was
                                   approximately $1,300,000 and expires in 2023.

                                   At December 31, 2003, the Company offset the deferred tax asset with a valuation allowance since it could not predict the timing of the generation of future taxable income.

                                   The net deferred tax liability at December
                                   31, 2002 is included in accrued expenses and other liabilities in the consolidated balance sheet.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

================================================================================

5.      Employee Benefit           The  Company  has a  401(k)  retirement  plan
        Plans                      (the  "Plan")  covering  substantially  all
                                   employees. Participants may contribute up to
                                   10% of their compensation to the Plan. The
                                   Company contributes 50% of the participant's
                                   contribution, up to 4% of the participant's
                                   compensation, as a matching contribution.
                                   Total contributions for the years ended
                                   December 31, 2003 and 2002 were approximately
                                   $69,400 and $35,600, respectively.

6.      Stock Options              On August 5, 1994, the Board of Directors and
                                   Stockholders of the Company adopted the 1994
                                   Stock Option Plan (the "1994 Plan"), which
                                   allows the Company to grant options to
                                   employees, officers, directors and
                                   consultants to purchase shares of the
                                   Company's Common Stock. Options granted under
                                   the plan may be either Incentive Stock
                                   Options or Non-Qualified Stock Options.
                                   Incentive Stock Options may be granted only
                                   to employees of the Company, while
                                   Non-qualified options may be issued to
                                   non-employee directors, consultants, and
                                   others, as well as to employees of the
                                   Company. On November 21, 2000, the maximum
                                   aggregate number of options which may be
                                   granted under the 1994 Plan was increased to
                                   575,000 and was subsequently increased to
                                   1,025,000 on July 22, 2002. The following
                                   tables summarize activity of the Plan and the
                                   stock options outstanding at December 31,
                                   2003:

                                                                                     Weighted
                                                                                      Average                      Vested
                                                                                     Exercise       Options          and
                                                                                       Price      Outstanding    Exercisable
                                   -------------------------------------------------------------------------------------------

                                 Balance, December 31, 2001                            $1.04        506,425        145,091
                                 Granted                                                -                 -              -
                                 Forfeited                                              1.08         (4,500)          (500)
                                 Vested                                                 -                 -        123,002
                                 ---------------------------------------------------------------------------------------------

                                 Balance, December 31, 2002                             1.04        501,925        267,593
                                 Granted                                                 .83        140,000              -
                                 Forfeited                                              1.20        (18,230)        (5,517)
                                 Exercised                                               .66        (16,620)       (16,620)
                                 Vested                                                 -                 -        120,286
                                 ---------------------------------------------------------------------------------------------

                                 Balance, December 31, 2003                            $1.00        607,075        365,742
                                 =============================================================================================


                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

================================================================================

6.     Stock Options               The following table summarizes options
       (continued)                 outstanding at December 31, 2003:

                                                                   Options Outstanding                  Options Exercisable
                                                      ----------------------------------------------  ------------------------
                                                                              Weighted Average
                                                          Number of        Remaining Contractual              Number
                                    Exercise Prices         Shares              Life (Years)                 of Shares
                                    ------------------------------------------------------------------------------------------

                                           $.56            78,000                     5.0                        78,000
                                         .80 - .81        332,000                     8.4                       127,994
                                        1.00 - 1.39       177,075                     6.6                       139,748
                                           3.50            20,000                     1.5                        20,000
                                    ------------------------------------------------------------------------------------------

                                                          607,075                                               365,742
                                    ==========================================================================================

7.      Commitments                a)  In 1999, the Company,  through the
        and Contingencies              general contractor,  filed claims, in the
                                       amount of approximately $1,100,000 for
                                       damages and cost overruns incurred as a
                                       result of engineering and design flaws on
                                       a project to renovate a building at
                                       Rutgers University ("Rutgers").
                                       Specifically, after the Company commenced
                                       the Rutgers project, the Company found
                                       that the original structure was not
                                       structurally sufficient to support the
                                       panels as originally designed. The cost
                                       overruns relate to re-designing panels,
                                       producing panels with additional steel
                                       reinforcement, and erection of the panels
                                       on the structure. The general contractor
                                       filed suit against the Company, Rutgers,
                                       and the architect on the project, for
                                       damages. While the actual damages were
                                       not specified, based upon the pleadings,
                                       the general contractor is seeking in
                                       excess of $700,000 in damages from the
                                       Company. The Company filed a countersuit
                                       against the general contractor for
                                       damages in excess of $1,100,000. The
                                       Company also filed suit against Skylift
                                       Corporation, the Company's subcontractor,
                                       initially responsible for installation of
                                       construction panels, for approximately
                                       $1,000,000. The Company has approximately
                                       $1,002,000 due to the general contractor
                                       included in reserve for contract loss at
                                       December 31, 2003 and 2002, respectively.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

================================================================================

7.      Commitments                    On March 26, 2004, the parties,  with the
        and Contingencies              assistance of the Court-appointed
        (continued)                    Mediator, reached  agreement  to settle
                                       this matter and, as a result, all claims
                                       by or againstSmith-Midland asserted in
                                       the action will be dismissed with
                                       prejudice. Smith Midland's only
                                       obligation in connection with the
                                       settlement will be the payment of the sum
                                       of $30,000 to Seacoast, in exchange for
                                       which Smith Midland will receive a
                                       complete release of liability in
                                       connection with the Project. It is
                                       probable there will also be a non-cash
                                       gain recorded by the Company as a result
                                       of netting the amount recorded for Claims
                                       Receivable against the amount recorded
                                       for Estimated Contract Loss.

                                   b) In June 2000, the Company received notice of a personal injury lawsuit filed by Kenneth R. Hughes and Braunya P. Hughes in the United States District Court for the District of Columbia. Mr. Hughes was a road construction worker engaged in the transportation and relocation of pre-cast concrete barrier to create temporary concrete walls at road construction sites for a third party construction company.
                                       On or about June 20, 1997, Mr. Hughes
                                       suffered injuries when a barrier
                                       section-coupling device apparatus failed.
                                       The suit alleges that the Company sold
                                       the section-coupling device to the third party contractor and was negligent in the design and manufacture of said barrier section-coupling device. The suit seeks
                                       $10,000,000 in compensatory damages and
                                       $10,000,000 in punitive damages.
                                       Management believes the suit to be
                                       without merit as there is no evidence
                                       that indicates that the Company either
                                       sold or manufactured the section-coupling device in question. In October 2002, the United States District Court dismissed the claim, however, the case was appealed and the original verdict was upheld on appeal.

                                       In March 2004, the Company received
                                       notice of a personal injury lawsuit filed by Thomas Hergenroeder in the Circuit
                                       Court for Baltimore City. Mr.
                                       Hergenroeder was working at a
                                       construction site located at the
                                       Baltimore Washington Airport located in
                                       Anne Arundel County, Maryland for another subcontractor. On or about August 2, 2002, Mr Hergenroeder suffered injuries when he slipped and fell on acid and water that had been sprayed by the Company. The suit seeks $1,000,000 in damages plus interest and costs of suit herein. Management believes the case to be without merit; it is being defended by the Smith Midland's Insurance Company.

                                                       Smith-Midland Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
                                                                     (continued)

================================================================================

8.      Earnings Per Share         Earnings per share is calculated as follows:

                                 Year ended December 31,                                    2003              2002
                                 ---------------------------------------------------------------------------------------------

                                 Basic earnings

                                    Income (loss) available to common shareholder           $(1,900,942)      $   600,511
                                 =============================================================================================

                                    Weighted average shares outstanding                       4,442,490         3,774,291
                                 =============================================================================================
                                    Basic earnings (loss) per share                         $      (.43)      $       .16
                                 =============================================================================================
                                 Diluted earnings per share

                                    Income (loss) available to common shareholder           $(1,900,942)      $   600,511
                                 =============================================================================================
                                    Weighted average shares outstanding                       4,442,490         3,774,291
                                      Dilutive effect of stock options                               -             89,068
                                 ---------------------------------------------------------------------------------------------

                                    Total weighted average shares outstanding                 4,442,490         3,863,359
                                 =============================================================================================
                                    Diluted earnings (loss) per share                       $      (.43)      $       .16
                                 =============================================================================================

                                   For the year ended December 31, 2003, the effect of the Company's outstanding stock options would have been anti-dilutive and therefore, excluded from dilutive earnings per share.