Form 10QSB
period 2004-03-31
SMITH MIDLAND CORP
filed 2004-05-25
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004	Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2004, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

SMITH-MIDLAND CORPORATION

PART I - Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31 2004	December 31 2003
	Unaudited	Unaudited
Assets

Current assets
Cash	$1,456,309	$699,645
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $258,700 and $231,600)	4,427,084	4,201,835
Trade – unbilled	384,051	22,812
Inventories
Raw materials	642,023	655,517
Finished goods	1,565,377	1,807,132
Income tax receivable	433,169	433,169
Prepaid expenses and other assets	414,281	242,607

Total currents assets	9,322,294	8,062,717

Property and equipment, net	3,196,498	3,258,083

Other assets
Notes receivable, officer	336,451	363,070
Claims and accounts receivable	696,822	676,203
Other	187,557	190,573

Total other assets	1,220,830	1,229,846

Total assets	$13,739,622	$12,550,646

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$799,591	$600,000
Accounts payable – trade	2,728,923	2,568,012
Accrued expenses and other liabilities	719,926	498,921
Current maturities of notes payable	490,820	445,226
Notes payable to related party	22,185	26,668
Customer deposits	739,633	88,940

Total current liabilities	5,501,078	4,227,767

Reserve for contract loss	1,001,682	1,001,682

Notes payable – less current maturities	3,927,753	3,970,263

Total liabilities	10,430 ,513	9,199,712

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 issued and outstanding	44,495	44,495
Additional paid-in capital	4,189,388	4,189,388
Retained earnings (deficit)	(822,474)	(780,649)

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	3,309,109	3,350,934

Total liabilities and stockholders’ equity	$13,739,622	$12,550,646

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue
Product sales and leasing	$5,056,588	$4,358,538
Royalties	136,202	131,604
Total Revenue	5,192,790	4,490,142

Cost of goods sold	4,023,287	3,737,215

Gross profit	1,169,503	752,927

Operating expenses:
General and administrative expenses	737,757	793,538
Selling expenses	398,559	357,200
Total operating expenses	1,136,316	1,150,738

Operating income (loss)	33,187	(397,811)

Other income (expense):
Interest expense	(76,233)	(64,366)
Interest income	370	8,628
Other, net	851	4,702
Total other income (expense)	(75,012)	(51,036)

Income (loss) before income taxes	(41,825)	(448,847)

Income tax expense (benefit)	—	(170,562)

Net income (loss)	(41,825)	(278,285)

Basic and Diluted earnings (loss) per share	$(.01)	$(.06)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$5,256,994	$4,967,554
Cash paid to suppliers and employees	(4,520,720)	(4,664,624)
Income Taxes paid, net	(113,412)	(388,711)
Interest paid	(76,233)	(64,366)
Other	121,957	153,323
Net cash provided by operating activities	781,998	3,176

Cash flows from investing activities:
Purchases of property and equipment	(59,149)	(205,639)
Proceeds from sale of fixed assets	—	11,151
(Increase) decrease in officer note receivable	26,619	6,000
Net cash absorbed by investing activities	(32,530)	(188,488)

Cash flows from financing activities:
Proceeds from borrowings	313,092	—
Repayments of borrowings	(301,413)	(81,806)
Repayments on borrowings – related parties, net	(4,483)	(4,464)
Proceeds from options/warrants exercised	—	—
Net cash provided (absorbed) by financing activities	7,196	(86,270)

Net increase (decrease) in cash and cash equivalents	756,664	(271,582)

Cash and cash equivalents at beginning of period	699,645	1,223,756

Cash and cash equivalents at end of period	$1,456,309	$952,174

Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities:
Net income (loss)	$41,825	$(278,285)
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	120,735	115,787
Gain (Loss) on disposal of fixed assets	—	(5,154)
Decrease (increase) in:
Accounts receivable – billed	(225,249)	198,467
Accounts receivable – unbilled	(361,239)	278,945
Inventories	255,249	(424,779)
Prepaid expenses and other assets	1,720	46,287
Increase (decrease) in:
Accounts payable – trade	160,911	717,769
Accrued expenses and other liabilities	221,004	(87,147)
Accrued income taxes	—	(559,273)
Customer deposits	650,692	559

Net cash provided (absorbed) by operating activities	$781,998	$3,176

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Smith-Midland Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company’s results of operations for the three month periods ended March 31, 2004 and 2003.

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2004 presentation.

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

No provision for federal income taxes was made for the three month period ending March 31, 2004. A tax benefit of $170,562 was recorded for the three months ended March 31, 2003 due to the net operating loss available for carryback to recoup prior year’s taxes paid.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three Months Ended March 31
	2004	2003
Net income (loss)	$(41,825)	$(278,285)
Average shares outstanding for basic earnings per share	4,449,548	4,432,928
Dilutive effect of stock options and warrants	0	0
Average shares outstanding for diluted earnings per share	4,449,548	4,484,582
Basic earnings (loss) per share	$(.01)	$(.06)
Diluted earnings (loss) per share	$(.01)	$(.06)

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

The following table summarizes options outstanding:

	Three Months Ended March 31, 2004
	Shares	Weighted average exercise price
Options outstanding at beginning of period	607,075	$.88
Granted	—	—
Forfeited	—	—
Exercised	—	—
Options outstanding at end of period	607,075	$.88
Options exercisable at end of period	365,742	$.86

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company’s operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, and water and feed troughs.

This Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2004 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2004. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

For the three months ended March 31, 2004, the Company had total revenue of $5,192,790 compared to total revenue of $4,490,142 for the three months ended March 31, 2003, an increase of $702,648, or 16%. Total product revenues were $4,403,664 for the three months ended March 31, 2004 compared to $3,286,741 for the same period in 2003, an increase of $1,116,923, or 34%. The higher product sales were related to improved management of the production process, including streamlining production personnel responsibilities, which resulted in more efficient and increased production. Additionally, improved economic conditions resulted in increased sales of the Company’s newer, innovative products such as Slenderwall™, Easi-Set buildings, as well as, architectural and soundwall products. Barrier rental income was $71,035 for the three months ended March 31, 2004 compared to $67,333 for the same period in 2003. Shipping and installation revenue was $652,924 for the three months ended March 31, 2004 and $1,071,797 for the same period in 2003, a decrease of $418,873, or 39%. The decrease was primarily attributable to the decreased need for installation of architectural products, due to normal fluctuations of the production versus the installation cycle.

Total cost of goods sold for the three months ended March 31, 2004 was $4,023,287, an increase of $286,072, or 8%, from $3,737,215 for the three months ended March 31, 2003. The majority of the increase was due to the increased sales volume. Cost of goods sold as a percentage of total revenue decreased from 83% for the three months ended March 31, 2003 to 77% for the three months ended March 31, 2004. Most of the decrease in the cost of goods sold as a percentage of sales was due to the better controls over production related costs, including reductions in overtime and benchmarking of critical labor ratios. Also, in 2003 the Company identified and implemented controls to reduce costs related to field repairs, resulting in reductions in field repairs costs of more than $140,000 for the three months ended March 31, 2004 as compared to the 2003 period. The Company also incurred shipping and installation expense of $853,793 for the three months ended March 31, 2004 and $1,313,874 for the same period in 2003, a decrease of $460,081 or 35% which is primarily related to the decrease in installations.

For the three months ended March 31, 2004, the Company’s general and administrative expenses decreased $55,781 to $737,757 from $793,538 during the same period in 2003. The 7% decrease is mainly due to spending controls in many areas company-wide, including, but not limited to, temporary salary cuts for senior management, manpower reductions and reductions in the use of contract labor personnel related expenses.

Selling expenses for the three months ended March 31, 2004 increased $41,359, or 12%, to $398,559 from $357,200 for the same period in 2003, primarily due to higher marketing fees and sales commissions at Smith Midland Virginia and Easi-Set Industries, which is in line with the Company’s strategy of growing these businesses for long-term success.

The Company’s operating income for the three months ended March 31, 2004 was $33,187 compared to an operating loss of $397,811 for the three months ended March 31, 2003, an improvement of $430,998. The improved operating income was the result of the implementation of the Company’s turnaround plan developed in December 2003 and implemented in controlled stages during the three months ended March 31, 2004. For a more detailed description of the turnaround plan, see the paragraph at the end of “Results of Operations.”

Interest expense was $76,233 for the three months ended March 31, 2004, compared to $64,366 for the three months ended March 31, 2003. The increase of $11,867, or 18%, was due to slightly increased interest rates during the three months ended March 31, 2004 with higher levels of average debt outstanding.

The net loss was $41,825 for the three months ended March 31, 2004, compared to a net loss of $278,285 for the same period in 2003. The basic and diluted net loss per share for the current three month period was $(.01) compared to $(.06) for the three months ended March 31, 2003.

Corporate Turnaround Plan

The Company, in December 2003, assembled a turnaround team made up of senior management and essential support staff to identify critical areas, develop a plan, and begin implementation to correct the problems that led to the poor financial performance in 2003. The following items were identified and plan implementation began on December 15, 2003.

•	Reductions in labor costs, including reductions in contract labor and overtime and reductions resulting from normal attrition.

•	Better monitoring of quality controls to reduce expensive field repairs and remakes.

•	Improvements in accounting and billing for pass through of shipping and installation expenses.

•	Better monitoring and standardization of the estimating and bidding process to eliminate deep discounts on large projects.

•	Controls over corporate spending, including non-essential travel, conventions, dues and subscriptions, office supplies, and utilities.

•	Improved controls over billing and accounts receivable collection to reduce the amount of uncollectible accounts.

The Company expects to find other areas where improvements can be made. Likewise, more corrective actions will be implemented and additional cost reductions will be realized during 2004 as the turnaround team continues to analyze corporate operations.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $5,294,403 of indebtedness at March 31 2004, of which $1,344,918 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$5,218,162	$1,290,411	$670,633	$370,241	$2,886,877
Debt to related parties	22,185	22,185	—	—	—
Operating leases	54,056	32,322	16,301	5,433	—

Total contractual cash obligations	$5,294,403	$1,344,918	$690,236	$375,674	$2,886,877

The Company has a mortgage loan with a balance of $3,548,332 at March 31, 2004. The loan had an original term of twenty three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the loan, the lender will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. The Company also has a $1,000,000 line of credit, under which there were $799,591 in borrowings at March 31, 2004. This is evidenced by commercial revolving promissory note, which carries a variable interest rate of 1% above prime and had an original maturity date of April 1, 2004, which the bank extended to July 1, 2004. In view of conversations between the Company and the lender, the Company believes that the lender may not further extend the due date. The Company is in the process of seeking to secure new financing to replace this line of credit. However, the Company’s poor performance in 2003 as well as changes in financial markets and increasing interest rates may negatively affect the Company’s ability to secure a new line of credit at an interest rate comparable to the existing line of credit. If the line of credit is not extended and a new line of credit is not secured, the Company would be obligated to repay the line of credit in full, which would adversely effect the Company’s liquidity position.

At March 31, 2004, the Company had cash totaling $1,456,309 compared to cash totaling $699,645 at December 31, 2003. During the period, the financing activities provided $7,196 (net) in cash primarily from new borrowings; used $32,530 (net) in its investing activities, $59,149 for the purchase of new equipment and $26,619 collected on a related party notes receivable. The Company’s operating activities provided cash of $781,998 (net) primarily due to a customer deposit of $487,000 as prepayment for a large project anticipated to be completed in third quarter 2004.

Capital spending totaled $59,149 in the three month period ended March 31, 2004, used mainly for routine equipment replacements and plant modernization, versus $205,639 in the comparable period of the prior year. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2004 based on the achievement of operating goals and the availability of funds.

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

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies to the Company’s annual consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company’s employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. The Company’s Form 10-KSB for the period ended December 31, 2003 and the footnote entitled stock options in this Form 10-QSB shows the effect on earnings if the fair value method prescribed by SFAS 123 had been adopted.

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

As of March 31, 2004, the Company’s backlog was significantly higher than the same period in 2003. The projects relating to the backlog as of March 31, 2004 are scheduled to be constructed in 2004 and 2005. The increase in the Company’s backlog from March 31, 2003 is due to improved economic conditions in the construction industry, which translates into more demand for our products. Also, the Company has seen significant increases in the sale of its Slenderwall™ product line, with two projects completed in the three months ended March 31, 2004 and two other large projects planned for production later in 2004. The risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected.

In April 2004, the Company experienced significant increases in the cost of steel, including rebar and wire mesh used to reinforce its concrete products. It is expected that these increased costs will affect the gross profit for projects that went under contract in the fourth quarter of 2003 and are scheduled for production in April 2004 or later.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

Reference is made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 for information as to reported legal proceedings.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information.

On April 21, 2004, the Company appointed Lawrence R. Crews to the position of Chief Financial Officer. Previously, Mr. Crews was Chief Financial Officer from January 2003 to March 2004 for GPM Investments, LLC (GPM), in Richmond, Virginia, d.b.a. Fas Mart and Shore Stop Convenience Stores, with stores in Virginia, Delaware, and Maryland. From March 2001 to October 2002 Mr. Crews was Assistant Controller for Swifty Serve Convenience Stores in Durham, NC, which operated approximately 500 locations across the southeast. From June 1999 to March 2001 Mr. Crews was an auditor with Arthur Andersen, LLP in the Raleigh, NC. Mr. Crews earned a Master’s of Accountancy degree from North Carolina State University and a Bachelor’s degree in Communication in 1993 from North Carolina State University. He also served in the United States Air Force Reserves as a maintenance inspector for the KC-10 aircraft.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(1)	The following exhibits are filed herewith:

Exhibit No.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K - None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: May 25, 2004	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 25, 2004	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)