Form 10QSB
period 2004-06-30
SMITH MIDLAND CORP
filed 2004-08-23
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 20, 2003, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

SMITH-MIDLAND CORPORATION

PART I - Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	Unaudited	Audited
Assets

Current assets
Cash	$560,043	$699,645
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $247,329 and $231,600)	4,991,002	4,201,835
Trade – unbilled	538,543	22,812
Inventories
Raw materials	768,857	655,517
Finished goods	1,287,876	1,807,132
Income tax receivable	433,169	433,169
Prepaid expenses and other assets	350,999	242,607

Total currents assets	8,930,489	8,062,717

Property and equipment, net	3,114,684	3,258,083

Other assets
Notes receivable, officer	309,832	363,070
Claims and accounts receivable	41,238	676,203
Other	185,221	190,573

Total other assets	536,291	1,229,846

Total assets	$12,581,464	$12,550,646

Liabilities and Stockholders’ Equity

Current liabilities
Line of Credit	$499,591	$600,000
Accounts payable – trade	2,707,249	2,568,012
Accrued expenses and other liabilities	852,335	498,921
Current maturities of notes payable	439,682	445,226
Notes payable to related party	17,609	26,668
Customer deposits	490,790	88,940

Total current liabilities	5,007,256	4,227,767

Reserve for contract loss	0	1,001,682

Notes payable – less current maturities	3,839,480	3,970,263

Total liabilities	8,846,736	9,199,712

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 and 4,449,548 issued and outstanding	44,495	44,495
Additional paid-in capital	4,189,388	4,189,388
Retained earnings (deficit)	(396,855)	(780,649)
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	3,734,728	3,350,934

Total liabilities and stockholders’ equity	$12,581,464	$12,550,646

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenue
Product sales and leasing	$5,338,909	$5,161,922
Royalties	130,669	113,441

Total Revenue	5,469,578	5,275,363

Cost of goods sold	3,904,871	3,661,463

Gross profit	1,564,707	1,613,900

Operating expenses:
General and administrative expenses	709,842	654,730
Selling expenses	347,446	471,416

Total operating expenses	1,057,288	1,126,146

Operating income (loss)	507,419	487,754

Other income (expense):
Interest expense	(83,161)	(68,361)
Interest income	57	0
Other, net	1,304	(135,780)

Total other income (expense)	(81,800)	(204,141)

Income (loss) before income taxes	425,619	283,613

Income tax expense (benefit)	0	107,773

Net income (loss)	425,619	175,840

Basic earnings (loss) per share	$.10	$.04

Diluted earnings (loss) per share	$.09	$.04

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenue
Product sales and leasing	$10,395,497	$9,525,459
Royalties	266,871	240,045

Total Revenue	10,662,368	9,765,504

Cost of goods sold	7,928,158	7,398,678

Gross profit	2,734,210	2,366,826

Operating expenses:
General and administrative expenses	1,447,599	1,477,068
Selling expenses	746,006	828,615

Total operating expenses	2,193,605	2,305,683

Operating income (loss)	540,605	61,143

Other income (expense):
Interest expense	(159,395)	(132,727)
Interest income	429	2,235
Other, net	2,156	(95,885)

Total other income (expense)	(156,810)	(226,377)

Income (loss) before income taxes	383,795	(165,234)

Income tax expense (benefit)	0	(62,789)

Net income (loss)	383,795	(102,445)

Basic earnings (loss) per share	$.09	$(.02)

Diluted earnings (loss) per share	$.08	$(.02)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$9,759,319	$9,877,220
Cash paid to suppliers and employees	(9,501,954)	(9,794,139)
Income taxes paid, net	0	(539,870)
Interest paid	(159,395)	(132,727)
Other	242,858	252,514

Net cash provided (absorbed) by operating activities	340,828	(337,002)

Cash flows from investing activities:
Purchases of property and equipment	(96,875)	(275,007)
Proceeds from sale of fixed assets	0	11,250
(Increase) decrease in officer note receivable	53,238	50,224

Net cash provided (absorbed) by investing activities	(43,637)	(213,533)

Cash flows from financing activities:
Proceeds from borrowings	0	332,526
Repayments of borrowings	(427,733)	(175,655)
Repayments on borrowings – related parties, net	(9,060)	(8,679)
Proceeds from options/warrants exercised	0	10,905

Net cash provided (absorbed) by financing activities	(436,793)	159,097

Net increase (decrease) in cash and cash equivalents	(139,602)	(391,438)

Cash and cash equivalents at beginning of period	699,645	1,223,756

Cash and cash equivalents at end of period	$560,043	$832,318

Reconciliation of net income (loss) to net cash provided (absorbed by operating activities:

Net income (loss)	$383,795	$(102,445)

Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	240,275	231,138
Gain on disposal of fixed assets	0	(5,254)
Decrease (increase) in:
Accounts receivable – billed	(789,167)	(163,119)
Accounts receivable – unbilled	(515,731)	274,834
Inventories	405,916	(482,308)
Prepaid expenses and other assets	722,922	359,671
Increase (decrease) in:
Accounts payable – trade	139,238	164,821
Accrued expenses and other liabilities	353,413	(131,962)
Accrued income taxes	0	(539,870)
Customer deposits	401,848	57,491
Reserve for Contract Losses	(1,001,681)	0

Net cash provided (absorbed) by operating activities	$340,828	$(337,002)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

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

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature which were necessary for a fair presentation of the Company’s results of operations for the three and six month periods ended June 30, 2004 and 2003.

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

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

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

No provision for federal income taxes was made for the three and six-month periods ending June 30, 2004 due to net operating loss carry forward from 2003. The deferred tax benefit of the net operating loss has been reserved for in its entirety.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended June 30,
	2004	2003
Net income (loss)	$425,619	$175,840
Average shares outstanding for basic earnings per share	4,449,548	4,437,677
Dilutive effect of stock options and warrants	270,000	9,988
Average Shares Outstanding for Diluted Earnings per Share	4,719,548	4,447,665
Basic earnings (loss) per share	$.10	$.04
Diluted earnings (loss) per share	$.09	$.04

	Six months ended June 30,
	2004	2003
Net income (loss)	$383,795	$(102,445)
Average shares outstanding for basic earnings per share	4,449,548	4,435,315
Dilutive effect of stock options and warrants	270,000	47,868
Average Shares Outstanding for Diluted Earnings per Share	4,719,548	4,483,183
Basic earnings (loss) per share	$.09	$(.02)
Diluted earnings (loss) per share	$.08	$(.02)

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

The following table summarizes options outstanding:

	Three Months Ended June 30, 2004
	Shares	Weighted Average exercise price
Options outstanding at beginning of period	607,075	$.88
Granted	—	—
Forfeited	(25,000)	$.83
Exercised	—	—
Options outstanding at end of period	582,075	$.88
Options exercisable at end of period	429,748	$.85

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company’s operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, and water and feed troughs.

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2004. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

During the three months ended June 30, 2004, the Company recorded several adjustments that are not representative of ongoing operations. The primary adjustment was recorded as a reduction to cost of sales for $295,478, resulting from the settlement of the Bradley Hall Project case. See Part II, Item 1 of this form 10-QSB for information as to reported legal proceedings.

For the three months ended June 30, 2004, the Company had total revenue of $5,469,578 compared to total revenue of $5,275,363 for the three months ended June 30, 2003, an increase of $194,215, or 4%. Total product sales were $4,250,982 for the three months ended June 30, 2004 compared to $4,386,645 for the same period in 2003, a decrease of $135,663, or 3%. The lower product sales were a result of reduced sales of Slenderwall™ and architectural products, which was partly compensated for by increased Soundwall sales. Shipping and installation revenue was $792,465 for the three months ended June 30, 2004 and $521,661 for the same period in 2003, an increase of $270,804 or 52%, mostly due to the increase in the installation of architectural products manufactured in the first quarter 2004.

Total cost of goods sold for the three months ended June 30, 2004 was $3,904,871, an increase of $243,408, or 7%, from $3,661,463 for the three months ended June 30, 2003. Cost of goods sold as a percentage of total revenue increased from 69% for the three months ended June 30, 2003 to 71% for the three months ended June 30, 2004. The majority of the increase was due to the increased costs for raw materials such as steel and cement, which was partially offset by tighter controls over direct labor. The effect of these increased costs were offset by the Company’s settlement of the Bradley Hall Project case, which generated a $295,478 reduction to cost of goods sold. See Part II, Item 1 of this form 10-QSB for information as to reported legal proceedings. The Company also incurred shipping and installation expense of $905,908 for the three months ended June 30, 2004 and $614,335 for the same period in 2003, an increase of $291,573 or 48%, which is related primarily to the increase in shipping and installation activity.

For the three months ended June 30, 2004, the Company’s general and administrative expenses increased $55,112 to $709,842 from $654,730 during the same period in 2003. The increase was due primarily to additional costs related to the purchase and installation for its new accounting software and increases in other employee-related expenses.

Selling expenses for the three months ended June 30, 2004 decreased $123,970, or 26%, to $347,446 from $471,416 for the three months ended June 30, 2003, primarily due to reductions in sales department labor and related expenses.

The Company’s operating income for the three months ended June 30, 2004 was $507,419 compared to operating income of $487,754 for the three months ended June 30, 2003, an increase of $19,665, or 4%. The increased operating income was primarily the result of stronger controls over direct labor, reduced selling expenses, the net effect of the Bradley Hall Project settlement, offset by increases in costs for raw materials.

Interest expense was $83,161 for the three months ended June 30, 2004, compared to $68,361 for the three months ended June 30, 2003. The increase of $14,800, or 22%, was due primarily to increased outstanding balance on the line of credit and additional promissory notes that were entered into between June 30, 2003 and 2004.

Other expense (net) was $1,304 for the three months ended June 30, 2004 compared to other expense (net) of $(135,780) for the three months ended June 30, 2003, an increase of $137,084.

The net income was $425,619 for the three months ended June 30, 2004, compared to a net income of $175,840 for the same period in 2003. The basic and diluted net loss per share for the current three month period was $.10 and $.09 compared to basic and diluted net earnings per share of $.04 and $.04 for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

During the six months ended June 30, 2004, the Company recorded several adjustments that are not representative of ongoing operations. The primary adjustment was recorded as a reduction to cost of sales for $295,478, resulting from the settlement of the Bradley Hall Project case, as discussed above.

For the six months ended June 30, 2004, the Company had total revenue of $10,662,368 compared to total revenue of $9,765,504 for the six months ended June 30, 2003, an increase of $896,864, or 9%. Total product sales were $8,790,848 for the six months ended June 30, 2004 compared to $7,789,230 for the same period in 2003, an increase of $1,001,618, or 13%. The higher product sales were related to improved management of the production process, including streamlining production personnel responsibilities, which resulted in increased production. Additionally, improved economic conditions resulted in increased sales of the Company’s newer, innovative products such as Slenderwall™, Easi-Set buildings, as well as, architectural and Soundwall products. Royalty income was also up due to the addition of two new Easi-Set licensees added during the period. Shipping and installation revenue was $1,445,389 for the six months ended June 30, 2004 and $1,593,458 for the same period in 2003, a decrease of $148,069, or 9%. The revenue decrease was attributable to a decrease in installation activity primarily on the commercial building projects.

Total cost of goods sold for the six months ended June 30, 2004 was $7,928,158, an increase of $529,480, or 7%, from $7,398,678 for the six months ended June 30, 2003. The majority of the increase was due to the increased sales activity, offset by the effect of the Bradley Hall Project settlement. Cost of goods sold as a percentage of total revenue decreased to 74% for the six months ended June 30, 2004, from 76% for the six months ended June 30, 2003. The decrease in cost of goods sold as a percentage of sales is primarily due to the effect of the Bradley Hall Project settlement. The Company also incurred shipping and installation expense of $1,759,700 for the six months ended June 30, 2004 and $1,928,209 for the same period in 2003, a decrease of $168,509 or 9%, which is related primarily to the decrease in shipping and installation activity in the first three months of 2004.

For the six months ended June 30, 2004, the Company’s general and administrative expenses decreased $29,469 to $1,447,599 from $1,477,068 during the same period in 2003, or 2%.

Selling expenses for the six months ended June 30, 2004 decreased $82,609, or 10%, to $746,006 from $828,615 for the same period in 2003, resulting primarily from reduced advertising and marketing for Easi-Set and Slenderwall™ products and certain personnel changes.

The Company’s operating income for the six months ended June 30, 2004 was $540,605 compared to operating income of $61,143 for the six months ended June 30, 2003. The increased operating income was primarily the result of extra emphasis from management to control expenses and improve efficiencies across all areas of the Company. Also, the one-time affect of the “Bradley Hall Project” settlement accounted for $295,478 of the increase in operating income.

Interest expense was $159,395 for the six months ended June 30, 2004, compared to $132,727 for the six months ended June 30, 2003. The increase of $26,668, or 20%, was due primarily to increased outstanding balance on the line of credit and additional promissory notes that were entered into between June 30 2003 and 2004.

Other (expense) income (net) was $2,156 for the six months ended June 30, 2004 compared to other (expense) income (net) of $(95,885) for the six months ended June 30, 2003, a decrease of $98,041.

The net income was $383,795 for the six months ended June 30, 2004, compared to a net loss of $102,445 for the same period in 2003. The basic and diluted net income per share for the current six month period was $.09 and $.08 compared to basic and diluted net loss per share of $(.02) and $(.02) for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,846,709 of indebtedness at June 30 2004, of which $989,205 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,778,753	$939,274	$819,344	$348,283	$2,671,852
Debt to Related Parties	17,609	17,609	0	0	0
Operating leases	50,347	32,322	16,505	1,520	0
Total contractual cash obligations	$4,846,709	$989,205	$835,849	$349,803	$2,671,852

The Company has a $3,517,309 note with First International Bank (“FIB”), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of

Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

The Company also has a $1,000,000 line of credit, under which there were $499,591 in borrowings at June 30, 2004. This is evidenced by commercial revolving promissory note, which carries a variable interest rate of 1% above prime and had an original maturity date of April 1, 2004, which the bank extended to October 1, 2004. In view of conversations between the Company and the lender, the Company believes that the lender may not further extend the due date. The Company is in the process of seeking to secure new financing to replace this line of credit. However, the Company’s poor performance in 2003 as well as changes in financial markets and increasing interest rates may negatively affect the Company’s ability to secure a new line of credit at an interest rate comparable to the existing line of credit. If the line of credit is not extended and a new line of credit is not secured, the Company would be obligated to repay the line of credit in full, which would adversely effect the Company’s liquidity position.

At June 30, 2004, the Company had cash totaling $560,043 compared to cash totaling $699,645 at December 31, 2003. During the period, the financing activities absorbed $436,793 (net) in cash primarily due to $300,000 payment on the line of credit; used $43,637 in its investing activities, primarily for the purchase of new equipment. The Company’s operating activities provided cash of $340,828 (net), which was primarily from the effect of the Bradley Hall Project settlement and an increase in customer deposits.

Capital spending totaled $96,875 in the six month period ended June 30, 2004 versus $275,007 in the comparable period of the prior year, mainly because of routine equipment replacements and plant modernization. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2004 based on the achievement of operating goals and the availability of funds.

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

As of June 30, 2004 the Company’s backlog was significantly higher than it was at the same period in 2003. The majority of the projects relating to the backlog as of June 30, 2004 are scheduled to be constructed in 2004 and early 2005. The increase in the Company’s backlog from June 30, 2003 is due to improved economic conditions in the construction industry, which translates into more demand for our products. Also, the Company has seen significant increases in the sale of its Slenderwall™ product line, with two large projects planned for production later in 2004. However, the risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the three months ended June 30, 2004, the Company experienced significant increases in the cost of steel, including rebar and wire mesh used to reinforce its concrete products. It is expected that these increased costs will affect the gross profit for projects that went under contract in the fourth quarter of 2003 and are scheduled for production in July 2004 or later.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

Reference is made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 for information as to reported legal proceedings.

With respect to the Bradley Hall Project case described in detail in Item 3 in the aforementioned 10-KSB, including a description of the tentative settlement of that matter, in March 2004, the settlement agreement so described was approved by the court and became final.

In May 2003, a lawsuit was commenced by Ramona and Donald Rothrock against Smith-Carolina Corporation (“SCC”), a subsidiary of the Company, and an employee of SCC, in the General Court of Justice, Superior Court Division, State of North Carolina. The plaintiffs allege personal injuries resulting from the alleged negligence of SCC and the named employee. It is alleged that such employee was operating a truck owned by SCC, that a trailer attached to the truck disengaged and that the trailer struck the plaintiffs’ car. Plaintiffs seek unspecified compensatory and punitive damages for alleged significant injuries. The parties have reached a tentative settlement for $3,500,000 to be paid to plaintiffs, all of which is covered by insurance. Such settlement is subject to a written agreement and approval by the court.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has scheduled its Annual Meeting of Stockholders for September 9, 2004.

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

SMITH-MIDLAND CORPORATION

Date: August 23, 2004	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 23, 2004	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)