Form 10QSB
period 2004-09-30
SMITH MIDLAND CORP
filed 2004-11-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business

Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 12, 2004, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

SMITH-MIDLAND CORPORATION

PART I - Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	Unaudited	Audited
Assets

Current assets
Cash	$1,355,670	$699,645
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $239,400 and $231,600)	4,384,894	4,201,835
Trade – unbilled	382,629	22,812
Inventories
Raw materials	792,613	655,517
Finished goods	1,535,775	1,807,132
Income tax receivable	49,995	433,169
Prepaid expenses and other assets	241,615	242,607
Total currents assets	8,743,191	8,062,717
Property and equipment, net	3,062,175	3,258,083

Other assets
Notes receivable, officer	283,213	363,070
Claims and accounts receivable	61,857	676,203
Other	190,738	190,573
Total other assets	535,808	1,229,846
Total assets	$12,341,174	$12,550,646
Liabilities and Stockholders’ Equity

Current liabilities
Line of Credit	$499,591	$600,000
Accounts payable – trade	2,725,417	2,568,012
Accrued expenses and other liabilities	788,406	498,921
Current maturities of notes payable	369,088	445,226
Notes payable to related party	12,937	26,668
Customer deposits	162,868	88,940
Total current liabilities	4,558,307	4,227,767
Reserve for contract loss	0	1,001,682

Notes payable – less current maturities	3,774,834	3,970,263
Total liabilities	8,333,141	9,199,712
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 issued and outstanding	44,495	44,495
Additional paid-in capital	4,189,388	4,189,388
Retained earnings (deficit)	(123,550)	(780,649)

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Total stockholders’ equity	4,008,033	3,350,934
Total liabilities and stockholders’ equity	$12,341,174	$12,550,646

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenue
Product sales and leasing	$5,428,747	$4,375,129
Royalties	257,820	204,013
Total Revenue	5,686,567	4,579,142

Cost of goods sold	4,384,340	3,736,270

Gross profit	1,302,227	842,872

Operating expenses:
General and administrative expenses	711,823	732,560
Selling expenses	292,252	355,624
Total operating expenses	1,004,075	1,088,184

Operating income (loss)	298,152	(245,312)

Other income (expense):
Interest expense	(77,708)	(69,379)
Interest income	185	603
Gain on sale of fixed assets	25,119	0
Other, net	27,558	(459)
Total other income (expense)	(24,846)	(69,235)

Income (loss) before income taxes	273,306	(314,547)

Income tax expense (benefit)	0	(119,527)

Net income (loss)	273,306	(195,020)

Basic earnings (loss) per share	$.06	$(.04)

Diluted earnings (loss) per share	$.06	$(.04)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
	2004	2003
Revenue
Product sales and leasing	$15,824,244	$13,868,279
Royalties	524,691	476,367
Total Revenue	16,348,935	14,344,646

Cost of goods sold	12,312,498	11,134,948

Gross profit	4,036,437	3,209,698

Operating expenses:
General and administrative expenses	2,159,422	2,209,628
Selling expenses	1,038,257	1,184,240
Total operating expenses	3,197,679	3,393,868

Operating income (loss)	838,758	(184,170)

Other income (expense):
Interest expense	(237,102)	(202,106)
Interest income	612	2,838
Gain on sale of fixed assets	25,119	0
Other, net	29,713	(96,343)
Total other income (expense)	(181,658)	(295,611)

Income (loss) before income taxes	657,100	(479,781)

Income tax expense (benefit)	0	(182,316)

Net income (loss)	657,100	(297,465)

Basic earnings (loss) per share	$.15	$(.07)

Diluted earnings (loss) per share	$.15	$(.07)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$15,879,985	$14,594,203
Cash paid to suppliers and employees	(15,124,538)	(14,791,903)
Income taxes received (paid), net	383,174	(632,619)
Interest paid	(237,102)	(202,106)
Other	412,741	471,615
Net cash provided (absorbed) by operating activities	1,314,260	(560,810)

Cash flows from investing activities:
Purchases of property and equipment	(185,262)	(511,607)
Proceeds from sale of fixed assets	23,874	11,250
Repayments on officer note receivable	79,857	75,337
Net cash provided (absorbed) by investing activities	(81,531)	(425,020)

Cash flows from financing activities:
Proceeds from borrowings	0	332,526
Repayments of borrowings	(562,973)	170,150
Repayments on borrowings – related parties, net	(13,731)	10,905
Proceeds from options/warrants exercised	0	(12,982)
Net cash provided (absorbed) by financing activities	(576,704)	500,599

Net increase (decrease) in cash and cash equivalents	656,025	(485,231)

Cash and cash equivalents at beginning of period	699,645	1,223,756

Cash and cash equivalents at end of period	$1,355,670	$738,525

Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities:

Net income (loss)	$657,100	$(297,465)
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	360,916	346,186
Gain on sale/disposal of fixed assets	(25,119)	(5,254)
Decrease (increase) in:
Accounts receivable – billed	(183,059)	116,898
Accounts receivable – unbilled	(359,817)	132,658
Inventories	134,261	(583,131)
Income tax receivable	383,174	0
Prepaid expenses and other assets	(174,011)	179,966
Increase (decrease) in:
Accounts payable – trade	157,405	178,623
Accrued expenses and other liabilities	289,484	(38,544)
Accrued income taxes	0	(632,619)
Customer deposits	73,926	41,872

Net cash provided (absorbed) by operating activities	$1,314,260	$(560,810)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in Smith-Midland Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company’s results of operations for the three and nine-month periods ended September 30, 2004 and 2003.

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

No provision for federal income taxes was made for the three and nine-month periods ending September 30, 2004 due to net operating loss carry forward from 2003 of $1,455,141. The deferred tax benefit of the net operating loss has been reserved for in its entirety.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended September 30,
	2004	2003
Net income (loss)	$273,306	$(195,020)
Average shares outstanding for basic earnings per share	4,449,548	4,449,548
Dilutive effect of stock options and warrants	78,000	42,259
Average Shares Outstanding for Diluted Earnings per Share	4,527,548	4,491,807
Basic earnings (loss) per share	$.06	$(.04)
Diluted earnings (loss) per share	$.06	$(.04)

	Nine months ended September 30,
	2004	2003
Net income (loss)	$657,100	$(297,465)
Average shares outstanding for basic earnings per share	4,449,548	4,440,081
Dilutive effect of stock options and warrants	78,000	68,046
Average Shares Outstanding for Diluted Earnings per Share	4,527,548	4,508,127
Basic earnings (loss) per share	$.15	$(.07)
Diluted earnings (loss) per share	$.15	$(.07)

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

The following table summarizes options outstanding:

	Three Months Ended September 30, 2004
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	582,075	$.88
Granted	—	—
Forfeited	(48,250)	$.99
Exercised	—	—
Options outstanding at end of period	533,825	$.87
Options exercisable at end of period	405,163	$.84

	Nine Months Ended September 30, 2004
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	607,075	$.88
Granted	—	—
Forfeited	(73,250)	$.93
Exercised	—	—
Options outstanding at end of period	533,825	$.87
Options exercisable at end of period	405,163	$.84

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2004. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

For the three months ended September 30, 2004, the Company had total revenue of $5,686,567 compared to total revenue of $4,579,142 for the three months ended September 30, 2003, an increase of $1,107,425, or 24%. Total product sales were $3,676,684 for the three months ended September 30, 2004 compared to $3,666,154 for the same period in 2003, an increase of $10,530, or .3%. Architectural product sales were down primarily during July, but rebounded slightly in August and September. The decreased architectural sales were offset by significant increases in standard product sales, such as highway safety barrier and utility vaults. Shipping and installation revenue was $1,663,353 for the three months ended September 30, 2004 and $607,792 for the same period in 2003, an increase of $1,055,561 or 174%, mostly due to the successful temporary installation of the approximately 8,000 linear feet of security barrier for the Republican National Convention (the “RNC Project”) in New York City and increased installation of architectural products manufactured in the second and third quarters of 2004.

Total cost of goods sold for the three months ended September 30, 2004 was $4,384,340, an increase of $648,070, or 17%, from $3,736,270 for the three months ended September 30, 2003. Cost of goods sold as a percentage of total revenue decreased from 82% for the three months ended September 30, 2003 to 77% for the three months ended September 30, 2004. The majority of the decrease in cost of goods sold as a percentage of total revenue was due to stronger controls over direct labor and purchasing and inventory management, which was partially offset by increased costs for raw materials such as steel and cement. The Company also incurred shipping and installation expense of $1,255,576 for the three months ended September 30, 2004 and $685,151 for the same period in 2003, an increase of $570,425 or 83%, related primarily to the increase in shipping and installation activity for the RNC Project.

For the three months ended September 30, 2004, the Company’s general and administrative expenses decreased $20,737 to $711,823 from $732,560 during the same period in 2003. The decrease was primarily due to the Company’s focus on cutting costs across all areas of the Company. Additionally, reductions were realized in professional and legal fees, after the closure of some significant disputes from 2003 offset by additional employee-related costs.

Selling expenses for the three months ended September 30, 2004 decreased $63,372, or 18%, to $292,252 from $355,624 for the three months ended September 30, 2003, primarily due to reductions in sales department labor and related expenses.

The Company’s operating income for the three months ended September 30, 2004 was $298,152 compared to an operating loss of $245,312 for the three months ended September 30, 2003, an improvement of $543,464. The increased operating income was primarily the result of increased sales and stronger controls over direct labor, and reduced selling expenses, combined with additional revenues from the RNC Project, offset partially by increases in costs for raw materials.

Interest expense was $77,708 for the three months ended September 30, 2004, compared to $69,379 for the three months ended September 30, 2003. The increase of $8,329, or 12%, was due primarily to an increased outstanding balance on the line of credit and additional promissory notes that were entered into between September 30, 2003 and 2004.

Other expense (net) was $24,846 for the three months ended September 30, 2004 compared to other expense (net) of $69,235 for the three months ended September 30, 2003, a decrease of $44,389.

Net income was $273,306 for the three months ended September 30, 2004, compared to a net loss of $195,020 for the same period in 2003. The basic and diluted net loss per share for the current three-month period was $.06 compared to basic and diluted net loss per share of $.04 for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

During the nine months ended September 30, 2004, the Company recorded several adjustments that were not representative of ongoing operations. The primary adjustment was recorded as a reduction to cost of sales for $295,478, resulting from the settlement of the Bradley Hall Project case. See Part II, Item 1 of this form 10-QSB for information as to reported legal proceedings.

For the nine months ended September 30, 2004, the Company had total revenue of $16,348,935 compared to total revenue of $14,344,646 for the nine months ended September 30, 2003, an increase of $2,004,289, or 14%. Total product sales were $12,467,532 for the nine months ended September 30, 2004 compared to $11,427,276 for the same period in 2003, an increase of $1,040,256, or 9%. The higher product sales were related to improved management of the production process, including streamlining production personnel responsibilities, which resulted in increased production. Additionally, improved economic conditions resulted in increased sales of the Company’s newer, innovative products such as Slenderwall™, Easi-Set buildings, as well as, architectural and Soundwall products. Royalty income was also up due to the addition of two new Easi-Set licensees added during the period and increased volume reported by existing licensees. Shipping and installation revenue was $3,108,742 for the nine months ended September 30, 2004 and $2,201,250 for the same period in 2003, an increase of $907,492, or 41%. The increase was due primarily to increased shipping and installation activity from the RNC Project and increased installation of architectural products manufactured in the second and third quarters of 2004.

Total cost of goods sold for the nine months ended September 30, 2004 was $12,312,498, an increase of $1,177,550, or 11%, from $11,134,948 for the nine months ended September 30, 2003. The majority of the increase was due to the increased sales activity, including the RNC Project, offset by the effect of the Bradley Hall Project settlement. Cost of goods sold as a percentage of total revenue decreased to 75% for the nine months ended September 30, 2004, from 78% for the nine months ended September 30, 2003. The decrease in cost of goods sold as a percentage of total revenue was primarily due to stronger controls over direct labor and purchasing and inventory management and the effect of the Bradley Hall Project settlement, which was partially offset by increased costs for raw materials such as steel and cement. The Company also incurred shipping and installation expense of $3,015,276 for the nine months ended September 30, 2004 and $2,613,360 for the same period in 2003, an increase of $401,916 or 15%, which was related primarily to the increase in shipping and installation activity due to the RNC Project offset by normal fluctuations in the timing of installation of architectural products.

For the nine months ended September 30, 2004, the Company’s general and administrative expenses decreased $50,206 to $2,159,422 from $2,209,628 during the same period in 2003, or 2%. The decrease was primarily due to the Company’s focus on cutting costs across all areas of the Company. Additionally, reductions were realized in professional and legal fees, after the closure some significant disputes from 2003 offset by additional employee-related costs.

Selling expenses for the nine months ended September 30, 2004 decreased $145,983, or 12%, to $1,038,257 from $1,184,240 for the same period in 2003, resulting primarily from reduced advertising and marketing for Easi-Set and Slenderwall™ products and other reductions in Sales Department labor and related expenses.

The Company’s operating income for the nine months ended September 30, 2004 was $838,758 compared to an operating loss of $184,170 for the nine months ended September 30, 2003, an improvement of $1,022,928. The increased operating income was primarily the result of extra emphasis from management to control expenses and improve efficiencies across all areas of the Company combined with additional revenues from the RNC Project, offset partially by increases in costs for raw materials. Also, the one-time affect of the “Bradley Hall Project” settlement accounted for $295,478 of the increase in operating income.

Interest expense was $237,102 for the nine months ended September 30, 2004, compared to $202,106 for the nine months ended September 30, 2003. The increase of $34,996, or 17%, was due primarily to increased outstanding balance on the line of credit and additional promissory notes that were entered into between September 30 2003 and 2004.

Other (expense) income (net) was $29,713 for the nine months ended September 30, 2004 compared to other (expense) income (net) of $(96,343) for the nine months ended September 30, 2003, a decrease of $126,056.

The net income was $657,100 for the nine months ended September 30, 2004, compared to a net loss of $297,465 for the same period in 2003. The basic and diluted net income per share for the current six month period was $.15 compared to basic and diluted net loss per share of $(.07) for the nine months ended September 30, 2003.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,704,711 of contractual obligations at September 30 2004, of which $913,939 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,643,513	$868,679	$664,830	$314,275	$2,795,729
Debt to Related Parties	12,937	12,937	0	0	0
Operating leases	48,261	32,322	15,939	0	0
Total contractual cash obligations	$4,704,711	$913,938	$680,769	$314,275	$2,795,729

The Company has a $3,486,315 note with First International Bank (“FIB”), formerly the First National Bank of New England, headquartered in Hartford, Connecticut. The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, FIB will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

The Company also has a $1,000,000 line of credit, under which there were $499,591 in borrowings at September 30, 2004. This is evidenced by commercial revolving promissory note, which carries a variable interest rate of 1% above prime and had an original maturity date of April 1, 2004, which the bank extended to December 1, 2004. In view of conversations between the Company and the lender, the Company believes that the lender may not further extend the due date. The Company is negotiating the conversion of the outstanding balance to a term loan. Additionally, the Company is in the process of seeking to secure new financing to replace this line of credit for its operating cash needs. However, the Company’s poor performance in 2003 as well as changes in financial markets and increasing interest rates may negatively affect the Company’s ability to secure a new line of credit at an interest rate comparable to the existing line of credit. If the line of credit is not extended and a new line of credit is not secured, the Company would be obligated to repay the line of credit in full, which would adversely effect the Company’s liquidity position.

At September 30, 2004, the Company had cash totaling $1,355,670 compared to cash totaling $699,645 at December 31, 2003. During the period, the financing activities absorbed $576,704 (net) in cash primarily due to $300,000 payment on the line of credit and used $81,531 in its investing activities, primarily for the purchase of new equipment. The Company’s operating activities provided cash of $1,314,260 (net), which was primarily due to improved profitability from operations, a reduction in inventory balances and an income tax refund. Other contributing factors were the collection of an income tax refund from the 2003 net loss and the effect of the Bradley Hall Project settlement.

Capital spending totaled $185,262 for the nine-month period ended September 30, 2004 versus $511,607 in the comparable period of the prior year, mainly because of routine equipment replacements and plant modernization. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for fourth quarter 2004 based on the achievement of operating goals and the availability of funds.

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

The Company’s cash flow from operations was affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products were produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products long before it receives payment. In the event cash flow from operations and existing credit facilities are not adequate to support operations, the Company would be required to obtain alternative sources of both short-term and long-term financing, for which there can be no assurance of obtaining.

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

As of September 30, 2004 the Company’s backlog was significantly higher than it was at the same period in 2003. The majority of the projects relating to the backlog as of September 30, 2004 are scheduled to be constructed in 2004 and early 2005. The increase in the Company’s backlog from September 30, 2003 is due to improved economic conditions in the construction industry, which translates into more demand for our products. Also, the Company has seen significant increases in the sale of its Slenderwall™ product line, with two large projects planned for production later in 2004. However, the risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the nine months ended September 30, 2004, the Company experienced significant increases in the cost of steel, including rebar and wire mesh used to reinforce its concrete products. It is expected that these increased costs will affect the gross profit for projects that went under contract in the fourth quarter of 2003 and are scheduled for production in October 2004 or later.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2003, a lawsuit was commenced by Ramona and Donald Rothrock against Smith-Carolina Corporation (“SCC”), a subsidiary of the Company, and an employee of SCC, in the General Court of Justice, Superior Court Division, State of North Carolina. The plaintiffs allege personal injuries resulting from the alleged negligence of SCC and the named employee. It is alleged that such employee was operating a truck owned by SCC, that a trailer attached to the truck disengaged and that the trailer struck the plaintiffs’ car. Plaintiffs seek unspecified compensatory and punitive damages for alleged significant injuries. The parties agreed to settle for an undisclosed amount to be paid to the plaintiff, all of which is covered by insurance. In August 2004, the settlement agreement so described was approved by the court and became final.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 9, 2004, the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1.	The election of the following individuals to serve as directors until the next annual meeting or until their successors are duly elected and qualified:

	Shares Voted to
Name	Shares Voted For	Withhold Authority
Rodney I. Smith	3,778,674	242,650
Ashley B. Smith	3,778,674	242,650
Wesley A. Taylor	3,778,674	242,650
Andrew Kavounis	3,777,574	243,750

2.	The adoption of the 2004 Smith-Midland Corporation Stock Option Plan.

For	Against	Abstain	Not Voted
1,678,791	327,698	8,440	2,006,395

3.	The ratification of the selection by the Board of Directors of BDO Seidman, LLP as independent auditors for the year ending December 31, 2004.

For	Against	Abstain	Not Voted
3,982,284	35,850	3,190	0

Item 5. Other Information. None.

Item 6. Exhibits.

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

SMITH-MIDLAND CORPORATION

Date: November 15, 2004	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)