Form 10KSB
period 2004-12-31
SMITH MIDLAND CORP
filed 2005-03-31
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road, Midland, Virginia	22728
(Address of Principal Executive Offices)	(Zip Code)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	Boston Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for its most recent fiscal year were $22,115,056.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 24, 2004, was $3,371,474.

As of March 30, 2004, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Documents Incorporated By Reference

None.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our high level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions (such as interest rate changes),

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of pending and future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change

•	the Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

PART I

Item 1. Description of Business

General

Smith-Midland Corporation (the “Company”) invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries. The Company’s customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Mid-Western regions of the United States. The Company’s operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as, generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries.

Market

The Company’s market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, and Midwestern states. Due to the lightweight characteristics of the Slenderwall™ exterior cladding system, the Company has expanded its competitive service area into the Midwestern and Southeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and in Canada, Belgium, New Zealand, Australia, Mexico, and Spain.

The precast concrete products market is affected by the cyclical nature of the construction industry. In addition, the demand for construction varies depending upon weather conditions, the availability of financing at reasonable interest rates, overall fluctuations in the national and regional economies, past overbuilding, labor relations in the construction industry, and the availability of material and energy supplies. A substantial portion of the Company’s business is derived from local, state, and federal building projects, which are further dependent upon budgets and, in many cases, voter-approved bonds.

Products

Precast concrete products are cast at a manufacturing facility and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced in a “batch plant,” put into a mixer truck where it is mixed thoroughly and delivered to a construction site to be poured and set at the site. Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building, or structurally. Structural uses include building walls, frames, floors, or roofs. The Company currently manufactures and sells a wide variety of products for use in the construction, transportation and utility industries.

Easi-Set Slenderwall™ Lightweight Construction Panels

Each Slenderwall™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional, piecemeal construction of the exterior walls of buildings. The Company’s Slenderwall system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall panel consists of a galvanized or stainless steel stud frame with an exterior sheath of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior concrete sheath is attached to the interior frame by strategically placed epoxy coated steel connectors that suspend the exterior concrete approximately one-half inch away from the steel frame.

Slenderwall™ panels are approximately one-half the weight of brick walls of equivalent size, permanence and durability. This lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time and ease of erection and from the use of smaller cranes for installation.

The Company custom designs and manufactures each Slenderwall™ exterior cladding system. The exterior of the Slenderwall™ system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick.

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ (the “Sierra Wall”) combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels that are securely joined at an integral column by a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.

The Company custom designs and manufactures each Sierra Wall™ to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall vary depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol®, an optional, durable and patented sound-absorbing material that can be cast onto the exterior of the Sierra Wall™. The Company was a party to a licensing agreement with DuriSol Resource, Inc. of Ontario, Canada, permitting the Company to utilize the DuriSol® sound-absorbing technology until December 31, 2003. The License Agreement between Durisol Resource Inc. and the Company expired on December 31, 2003 and was not renewed. At this time the Company may manufacture DuriSol® products on a project-by-project basis. DuriSol® must first authorize each project. Durisol Resource Inc. is in negotiations with the Company to work out a new relationship, which is expected to be restricted to manufacturing on a project-by-project basis at Durisol Resource, Inc.’s option. The Company negotiates royalties, fees, and cost of wood shavings prior to bidding of each project. In the event that the Company would be prevented from using the Durisol technology on future projects, revenues from soundwall would be adversely affected.

The Sierra Wall™ is used primarily for highway projects as a noise barrier as well as for residential purposes, such as privacy walls between homes, security walls or windbreaks, and for industrial or commercial purposes, such as to screen and protect shopping centers, industrial operations, institutions or highways. The variety of available finishes enables the Company to blend the Sierra Wall™ with local architecture, creating an attractive, as well as functional, barrier.

Easi-Set J-J Hooks™ Highway Safety Barrier

The Easi-Set J-J Hooks™ highway safety barrier (the “J-J Hooks Barrier”) is a crash-tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the “FHWA”) requires that states use only positively connected barriers, which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier meets the requirements and is NCHRP-350 approved.

The proprietary feature of the J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector, rolled in toward the end of the barrier (it resembles the letter “J” when viewed from directly above). The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting “hooks” face each other. To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged.

The Company believes that the J-J Hooks Barrier connection design is superior to those of earlier highway safety barriers that were positively connected through the “eye and pin”

technique. Barriers incorporating this technique have eyes or rings protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins through the eyes and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barrier is easier and faster to install and remove, requires a smaller crew, and eliminates the need for loose hardware to make the connection.

In November 1990, the FHWA approved the J-J Hooks Barrier for use on federally aided highway projects following the successful completion of crash testing based on criteria from the National Cooperative Highway Research Program. The J-J Hooks Barrier has also been approved for use in state funded projects by 40 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in 10 states and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Spain, Portugal, Belgium, Germany, New Zealand and Chile.

Easi-Set Precast Building and Easi-Span™

The Easi-Set Precast Building is a transportable, prefabricated, single-story, concrete utility building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set Precast Building is available in a variety of exterior finishes and in five standard sizes, or it can be custom sized. The roof and floor of each Easi-Set Precast Building are manufactured using the Company’s patented post-tensioned system, which helps seal the buildings against moisture. As a freestanding unit, the Easi-Set Precast Building requires no poured foundations or footings and can be easily installed within a few hours. After installation the building can be moved, if desired, and reinstalled in a new location.

The Company also offers Easi-Span™, a line of expandable precast concrete buildings. Easi-Span™ is identical to and incorporates the technology of the Easi-Set Precast Building, but is available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.

The Company has sold its Easi-Set and Easi-Span Precast Buildings for the following uses:

•	Communications Operations — to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

•	Government Applications — to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

•	Utilities Installations — for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.

•	Commercial and Industrial Locations — for electrical and mechanical housing, cemetery maintenance storage, golf course vending enclosures, mechanical rooms, rest rooms, emergency generator shelters, gate houses, automobile garages, hazardous materials storage, food or bottle storage, animal shelters, and range houses.

Easi-Set Utility Vault

The Company produces a line of precast concrete underground utility vaults ranging in size from 27 to 820 cubic feet. Each Easi-Set utility vault normally comes with a manhole opening on the top for ingress and egress and openings around the perimeter, in accordance with the customer’s specifications, to access water and gas pipes, electrical power lines, telecommunications cables, or other such media of transfer. The utility vaults may be used to house equipment such as cable, telephone or traffic signal equipment, and for underground storage. The Company also manufactures custom-built utility vaults for special needs.

Sources of Supply

All of the raw materials necessary for the manufacture of the Company’s products are available from multiple sources. To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set and Easi-Span Precast Buildings and SlenderwallTM, as well as certain non-proprietary products, such as the Company’s cattleguards, and water and feed troughs. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time license acquisition and training fee ranging from approximately $25,000 to $50,000. License royalties vary depending on the product licensed, but the range is typically from 4% to 6% of the sales of the licensed product. In addition, Easi-Set Precast Building and SlenderwallTM licensees pay the Company a flat monthly fee for co-op advertising and promotion programs. The Company produces and distributes advertising materials and promotes the licensed products through its own advertising subsidiary, AdVentures.

The Company has entered into 36 licensing agreements in the United States, and has established at least one licensee in each of Canada, Belgium, New Zealand, Mexico, and Spain and sub-licensees in Canada and Australia.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. Additional licensees were added in 2004 with licensee fees amounting to approximately $132,000, compared to $69,000 for 2003.

Marketing and Sales

The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

The Company has also established a cooperative advertising program in which the Company and its Easi-Set and Easi-Span licensees combine resources to promote certain precast concrete products. Licensees pay a flat monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company’s marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

The Company’s sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company’s role in the bidding process is to provide estimates to the contractors desiring to include the Company’s products or services in the contractor’s bid. If a contractor who accepts the Company’s bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company occasionally negotiates with and sells directly to end-users.

Competition

The precast concrete industry is highly competitive and consists of a few large companies and many small to mid-size companies, several of which have substantially greater financial and other resources than the Company. Nationally, several large companies dominate the precast concrete market. However, due to the weight and costs of delivery of precast concrete products, competition in the industry tends to be limited by geographical location and distance from the construction site and is fragmented with numerous manufacturers in a large local area.

The Company believes that the principal competitive factors for its products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Northeast and Mid-Atlantic regions of the United States and also in the newly added markets in the Midwest and Southeast. Finally, the Company believes it offers a broad range of products that are very competitive in these markets.

Patents and Proprietary Information

The Company holds U.S. and Canadian patent for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company’s business expired in 2001 and a new patent, with respect to this product, was allowed March 2, 1999, which expires in 2017. The Company also owns three U.S. registered trademarks (Easi-Set®, Smith Cattleguard®, and Smith-Midland Excellence in Precast Concrete®) and one Canadian registered trademark (Easi-Set®).

While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company’s patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed. Even if a competitor’s products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action would be very costly, and assuming the Company has sufficient resources, would divert funds and resources that otherwise could be used in the Company’s operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company’s products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.

Government Regulation

The Company frequently supplies products and services pursuant to agreements with general contractors who have entered into contracts with federal or state governmental agencies. The successful completion of the Company’s obligations under such contracts is often subject to the satisfactory inspection or approval of such products and services by a representative of the contracting agency. Although the Company endeavors to satisfy the requirements of each such contract to which it is a party, no assurance can be given that the necessary approval of its products and services will be granted on a timely basis or at all and that the Company will receive any payments due to it. Any failure to obtain such approval and payment may have a material adverse effect on the Company’s business.

The Company’s operations are subject to extensive and stringent governmental regulations including regulations related to the Occupational Safety and Health Act (OSHA) and environmental protection. The Company believes that it is substantially in compliance with all applicable regulations. The cost of maintaining such compliance is not considered by the Company to be significant.

The Company’s employees in its manufacturing division operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company’s manufacturing facilities are subject to the workplace safety rules and regulations of OSHA. The Company believes that it is in compliance with the requirements of OSHA.

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

In the event that the Company is unable to comply with the OSHA or environmental requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company’s business.

Employees

As of March 22, 2005, the Company had 111 full-time and 4 part-time employees, 93 of which are located at the Company’s Midland Virginia facility, and 22 of which are located at the Company’s facility located in Reidsville, North Carolina. None of the Company’s employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

Item 2. Description of Property

Facilities

The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which the Company owns approximately 19 acres and three acres are leased from Rodney I. Smith, the Company’s President, at an annual rental rate of $24,000. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. The Company’s Midland facility also includes a large storage yard for inventory and stored materials.

The Company’s second manufacturing facility is located in Reidsville, North Carolina on five acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2004 had a balance of $4.4 million. (see “Liquidity and Capital Resources”).

Item 3. Legal Proceedings

On March 26, 2004, the parties, with the assistance of the Court-appointed Mediator, reached agreement to settle the Bradley Hall Project suit. The settlement was approved by the court and became final. As a result, all claims by or against the Company asserted in the action were dismissed with prejudice. The Company’s only obligation in connection with the settlement was the payment of the sum of $30,000 to Seacoast, which was paid in 2004, in exchange for which the Company received a complete release of liability in connection with the Project. The Company recorded a non-cash gain in the amount $295,478 as a result of netting the amount recorded for Claims Receivable against the amount recorded for Estimated Contract Loss.

In March 2004, the Company received notice of a personal injury lawsuit filed by Thomas Hergenroeder in the Circuit Court for Baltimore City. Mr. Hergenroeder was working at a construction site located at the Baltimore Washington Airport located in Anne Arundel County, Maryland for another subcontractor. On or about August 2, 2002, Mr. Hergenroeder allegedly suffered injuries when he slipped and fell on acid and water that had been sprayed by the Company. The suit seeks $1,000,000 in damages plus interest and costs of suit herein. Management believes the case to be without merit; the Company’s insurance company, which had insured the Company for this type of claim, is defending it.

The Company is not presently involved in any other litigation of a material nature.

Item 4. Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock trades on the Boston Stock Exchange (“BSE”) and on the OTC Bulletin Board System under the symbol “SMID”.

As of March 24, 2005, there were approximately 84 record holders of the Company’s Common Stock. Management believes there are at least 400 beneficial owners of the Company’s Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company’s Common Stock for the periods indicated. Such information was obtained from Yahoo Finance. These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2004
First Quarter	$1.02	$0.83
Second Quarter	$0.98	$0.81
Third Quarter	$0.94	$0.62
Fourth Quarter	$1.09	$0.67

2003
First Quarter	$1.30	$1.02
Second Quarter	$1.11	$0.75
Third Quarter	$0.95	$0.75
Fourth Quarter	$0.98	$0.79

Dividends

The Company has not paid dividends on its Common Stock since its inception and may not pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company’s current loan agreement with UPS Capital prohibits the payment of dividends to stockholders without the bank’s prior written consent, except for dividends paid in shares of the Company’s Common Stock.

Shareholder Rights Plan

The Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) in January 2003. Under the Plan, preferred stock purchase rights (each, a “Right”) were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on February 11, 2003 and automatically attach to shares issued thereafter. Each Right entitles the holder to purchase one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $8.00 (the “Exercise Price”) per Right. In general, the Rights will be exercisable if a person or group (“Acquiring Person”) becomes the beneficial owner of 15% or more of the outstanding Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock of the Company. When the Rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive upon exercise Common Stock having a value equal to two times the Exercise Price of the Right. If, after the Rights become exercisable, the Company is acquired in a merger or similar transaction, each Right will entitle the holder thereof, other than the Acquiring Person, to purchase, at the Exercise Price, shares of the acquiring corporation having a value equal to two times the Exercise Price of the Right. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding Common Stock of the Company, the Board of Directors of the Company may extinguish the Rights by exchanging one share of Common Stock or an equivalent security for each Right, other than Rights held by the Acquiring Person. The Board of Directors will in general be entitled to redeem the Rights for $.001 per Right at any time prior to any person or group becoming an Acquiring Person. The Rights will expire on January 20, 2013.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

Year ended December 31, 2004 compared to the year ended December 31, 2003

Overall, the Company’s performance in 2004 was greatly improved over 2003 with consolidated net income of $492,451 for 2004 as compared to a consolidated net loss of $1,900,942 for 2003. During 2004, the Company recorded a reduction to cost of goods sold for $295,478, resulting from the settlement of the Bradley Hall Project case, which was not representative of normal ongoing operations.

For the year ended December 31, 2004, the Company had total revenue of $22,115,056 compared to total revenue of $18,163,783 for the year ended December 31, 2003, an increase of $3,951,273, or 22%. Sales include revenues from product sales, royalty income, barrier rental income, installation income and shipping income. Total product sales were $16,212,822 for the year ended December 31, 2004, compared to $14,115,735 for the same period in 2003, an increase of $2,097,087, or 15%. SlenderwallTM sales increased $1,363,545, or 454% from $300,078 in 2003. Soundwall sales increased $666,268, or 90% from $740,560 in 2003. Easi-Set building sales increased $409,779, or 29%, in 2004 as compared to 2003. Utility product sales increased $307,701, or 14%. Sales inquiries and orders in all categories, especially SlenderwallTM, soundwall, and barrier continue to grow and the Company expects this growth trend to continue in 2005. Also, the Company manufactured and installed approximately 8,000 linear feet of security barrier for the Republican National Convention (the “RNC Project”) in New York City for the period from April 2004 through September 2004, which contributed significantly to the increased product, shipping, and installation revenues and net income.

Barrier rental revenue increased to $805,132 for the year ended December 31, 2004 from $447,476 for the year ended December 31, 2003, an increase of $357,656, or 80%, due primarily to increased security and highway related contracts in the Washington D.C. metro area. Shipping and installation revenue was $4,257,412 for the year ended December 31, 2004 and $3,133,469 for the same period in 2003, an increase of $1,123,943, or 36%. The increase is attributable to the overall increase in product and other sales. Royalty income totaled $596,909 for the year ended December 31, 2004, compared to $487,323 for the same period in 2003. The increase of $109,587, or 22%, was due largely to increased sales volume by licensees of both J-J Hooks Barrier and Easi-Set precast buildings in 2004 as compared to 2003. Revenue from the addition of new licensees increased to $128,756 compared to $69,610 for the same period in 2003.

Construction activity increased during the year in the Company’s primary markets, which was in line with the general economic conditions in the area. This increased the number of projects available to the Company and slightly decreased price pressure on the Company’s bids. The Company expects this trend to continue through most of 2005. The Company’s unfilled order backlog for products increased in March 2005 and is significantly higher than it was at the same time in 2004. The Company’s bid activity increased during the 1st quarter 2005 and remains high and we expect the backlog to build up in 2005 if the upturn in the construction industry continues.

Total cost of goods sold for the year ended December 31, 2004 was $17,142,055, an increase of $1,644,096, or 11%, from $15,497,959 for the year ended December 31, 2003. The majority of the increase was due to increased sales activity, including the RNC Project, offset by the effect of the Bradley Hall Project settlement. Total cost of goods sold, as a percentage of total revenue, decreased to 78% for the year ended December 31, 2004, from 85% for the year ended December 31, 2003. The increase in the cost of goods sold percentage was primarily due to stronger controls over direct labor, purchasing, and inventory management and the effect of the Bradley Hall Project settlement, which was partially offset by increased costs for raw materials such as steel and cement.

For the year ended December 31, 2004, the Company’s general and administrative expenses decreased $511,030, or 15%, to $2,864,276, from $3,375,306 during the same period in 2003. The decrease was primarily due to the Company’s attention to cutting costs across all areas of the Company. Significant costs reductions were realized in insurance costs, professional fees, and bad debt expense. Also, legal fees were greatly decreased after the closure of some significant disputes from 2003. The Company expects that these lower expenses for professional and legal fees, and bad debt to continue in 2005, offset by some increased costs related to salaries due to increased cost of living in the Northern Virginia area.

Selling expenses for the year ended December 31, 2004 decreased $58,514, or 4%, to $1,441,498 from $1,500,012 for the year ended December 31, 2003. The decrease was primarily due to reduced advertising and marketing for Easi-Set and SlenderwallTM products and other reductions in sales labor and related expenses, as the Company was recovering from disappointing performance in 2003. The Company is expecting to increase its advertising and marketing related expenses in 2005, back to normal, historical levels.

The Company’s operating income for the year ended December 31, 2004 was $667,227, compared to an operating loss of $2,209,494 for the year ended December 31, 2003, an increase of $2,876,721. The increased operating income was primarily the result of extra emphasis from management to control expenses and improve efficiencies across all areas of the Company combined with additional revenues from the RNC Project, offset partially by increases in costs for raw materials. Also, the one-time effect of the “Bradley Hall Project” settlement accounted for $295,478 of the increase in operating income.

Interest expense and loan fees was $312,894 for the year ended December 31, 2004, compared to $289,173 for the year ended December 31, 2003. The increase of $23,721, or 8%, was due to higher average interest rates, plus increased debt levels related to the line of credit and additional notes used to purchase new equipment.

Other expense, net of other income, totaled $39,515 in the year ended December 31, 2004 compared to other expense, net of $67,754 for the year ended December 31, 2003, a decrease of $28,239.

Income tax expense was $24,000 for the year ended December 31, 2004 compared to an income tax benefit of $492,000 for the year ended December 31, 2003. The tax expense for 2004 related primarily to certain state and AMT related taxes, as most of the net income was offset by the 2003 net operating loss carryforward. Net operating loss carryforward for tax purposes at December 31, 2004 was approximately $1,147,000 and expires in 2023.

Net income was $492,451 for the year ended December 31, 2004, compared to a net loss of $1,900,942 for the same period in 2003. Basic and diluted net income per share for the current year was $.11 compared to basic and diluted net loss per share of $.43 for the year ended December 31, 2003 with 4,449,548 basic and 4,526,543 diluted weighted average shares outstanding in the 2004 period versus 4,442,490 basic and diluted in the 2003 period.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements in 2004 primarily with proceeds from bank and other borrowings.

Schedule of Contractual Obligations is as follows:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Long term debt and capital leases	$4,415,025	$395,833	$766,263	$487,845	$2,765,084
Debt to related parties	$8,169	$8,169	$0	$0	$0
Operating leases	$45,801	$32,322	$13,479	$0	$0
Total contractual obligations	$4,468,995	$436,324	$779,742	$487,845	$2,765,084

The Company has a $3,456,582 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note has an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

At December 31, 2003, the Company had a $1,000,000 line of credit with a bank, under which there was $600,000 outstanding. On December 16, 2004, the Company converted to a note the remaining balance on the line of credit of $400,000. The note has bears interest at prime plus 4.0% and matures on December 1, 2009.

At December 31, 2004, the Company had cash totaling $499,744 compared to cash totaling $699,645 at December 31, 2003. During 2004, the financing activities absorbed $809,960 (net) in cash, which resulted mainly from payments made on notes and $200,000 used to pay down the line of credit; investing activities absorbed $124,352 (net), which resulted from amounts used to purchase new equipment netted with proceeds from the sales of fixed assets. The Company’s operating activities provided cash of $734,411 (net) due to improved profitability, a reduction in inventory balances, the collection of an income tax refund from the 2003 net loss, and increased shipping and installation activity related to the RNC Project, offset by an increase in unbilled trade receivables.

Capital spending decreased to $284,625 in 2004, from $769,452 in 2003, for various improvements in the plant and the existing infrastructure. In 2005, the Company intends to continue to fund capital improvements; including upgrades to its shipping fleet and yard equipment cranes.

As a result of the Company’s debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs would be sufficient to finance the Company’s operations for at least the next 12 months. In the event cash flow from operations is not adequate to support operations, the Company is currently investigating alternative sources of financing, for which there can be no assurance of obtaining.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of Soundwall, Slenderwall, and other architectural concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements that affect profit are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

Seasonality

The Company services the construction industry primarily in areas of the United States where construction activity may be inhibited by adverse weather during the winter. As a result, the Company may experience reduced revenues from December through February and realize the substantial part of its revenues during the other months of the year. The Company may experience lower profits, or losses, during the winter months, and as such, must have sufficient working capital to fund its operations at a reduced level until the spring construction season. The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.

Inflation

Management believes that the Company’s operations were not materially affected by inflation in 2004.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE)”, which clarifies the application of ARB No. 51 and replaces Interpretation No. 46. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Small business public enterprises must apply this Interpretation by the end of the first reporting period ending after December 15, 2003 for special purpose entities and to all variable interest entities by the end of the first reporting period ending after December 15, 2004. The Interpretation requires certain disclosures in financial statements issued after December 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not believe that it has any VIE for consolidation.

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective for small business filers as of the beginning of the annual reporting period that begins after December 15, 2005. Although the Company has not completed its assessment, it does not believe the impact on the consolidated financial position or results of operations will be material.

SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

Item 7. Financial Statements

The following financial statements, which appear at the back portion of the report, are filed as part of this report:

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures.

The Company’s registered independent public accounting firm advised management of deficiencies with respect to the documentation of job costs and the ability to identify on an on-going manner, the amount of profit or loss to be recognized on long-term contracts.

Management response

During the course of the fiscal 2003 audit, BDO Seidman, LLP (“BDO”), the Company’s independent auditors, advised the company’s management that material weaknesses in internal controls were noted due to the lack of timely reconciliation of key accounts by the company, including cash, accounts receivable, inter-company accounts and accounts payable. During 2004, the Company identified the problems that resulted in the material weaknesses discussed above and developed and implemented new controls regarding timely and accurate reconciliation all balance sheet accounts, including cash, accounts receivable, inter-company accounts, accounts payable. As of December 31, 2004, these controls were fully operational and the material weaknesses discussed on Form 10-KSB for the year ended December 31, 2003 were corrected, with the exception of the job costing issues noted above.

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide reasonable assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements included in this report on Form 10-KSB.

The Company’s principal executive officer and principal financial officer believe that the inability of the current information system in Smith Midland Virginia to provide timely and accurate product cost information is a deficiency. A replacement system, MAS 500, has been purchased and is due to be implemented in the near future. This system provides full integration of the manufacturing process and the ability to provide timely and accurate cost information on the products the Company sells. The Company recognizes the need to document its processes and provide extensive training to the company’s personnel in how the system works and what their responsibilities are.

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide reasonable assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements and other disclosures included in this report on Form 10-KSB.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Name	Age	Director Or Executive Officer Since	Position
Rodney I. Smith	66	1970	Chief Executive Officer, President,
			and Chairman of the Board of
			Directors

Ashley B. Smith	42	1994	Vice President of Sales and
			Marketing and Director

Wesley A. Taylor	57	1994	Vice President of Administration,
			Secretary, and Director

Andrew G. Kavounis	79	1995	Director

Lawrence R. Crews	36	2004	Chief Financial Officer

James W. Dean	67	2000	Vice President of Engineering
			Smith-Midland Corp. (Virginia)

Guy Schuch	55	2004	Chief Operating Officer
			Smith-Midland Corp. (Virginia)

Background

The following is a brief summary of the background of each Director, executive officer and key employee of the Company:

Rodney I. Smith. Chairman of the Board of Directors, Chief Executive Officer and President. Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965. He has served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Company’s proprietary and patented products. He is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986.

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

Andrew Kavounis. Director. Andrew Kavounis has served as a Director of the Company since December 1995. Mr. Kavounis was President of Core Development Co., Inc., a privately held construction and development concern, from 1991 until he retired in 1995. From 1989 to 1991, Mr. Kavounis was the Executive Vice President of the Leadership Group, a Maryland based builder and developer. Prior to that time, Mr. Kavounis spent 37 years as an executive at assorted construction and development companies, which included a position as the National Vice President of Ryland Homes, a privately held company, in which capacity he was directly responsible for the construction of 17,000 homes annually, nationwide. Mr. Kavounis received a Bachelor of Science degree in Chemical Engineering from Presbyterian College, a Bachelor of Science degree in Civil and Mechanical Engineering from Wofford College, and a Master’s degree in Business Administration from the University of South Carolina.

Lawrence R. Crews Chief Financial Officer. Mr. Crews joined Smith-Midland Corp. in March 2004 and assumed the role of Chief Financial Officer in April 2004. Previously, he was the Chief Financial Officer of GPM Investments, d.b.a. Fas Mart and Shore Stop Convenience Stores, from January 2003 to March 2004. From March 2001 to October 2002 he was an Assistant Controller for Swifty Serve Convenience Stores, Inc. From June 1999 to March 2001, he was an auditor with Arthur Andersen, LLP. Mr. Crews holds a Master of Accounting degree and a Bachelor of Arts degree in Communication both from North Carolina State University.

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

Guy Schuch. Chief Operating Officer, Smith Midland Corp. (Virginia). Mr. Schuch has served as Chief Operating Officer of Smith Midland (Virginia), the Company’s primary operating subsidiary, from May 1999 to February 2002 and from January 2004 to present. Mr. Schuch was Production Manager for Southdown Corporation, a manufacturer of cement, from 1995 to 1998 and was a Plant Manager for LaFarge Corporation, a manufacturer of cement, from 1979 to 1995. Mr. Schuch holds a Master of Science degree in Industrial Engineering from Stanford University, and a Bachelor of Science degree in Mechanical Engineering from the Arts et Metiers School of Engineering in Paris, France.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the “Commission”) and any national securities exchange on which the Corporation’s securities are registered.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten per cent (10%) beneficial owners were satisfied.

Code of Ethics

The Company adopted a code of ethics that applies to the principal executive officer, Chief Financial Officer, Controller and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on December 17, 2003. A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003 and is posted on the Company’s website. The website address is www.smithmidland.com.

Audit Committee

The Company does not have an Audit Committee of the Board of Directors; the entire Board of Directors serves the functions of the Audit Committee. No member of the Board of Directors qualifies as an “Audit Committee financial expert” as defined in Regulation S-B. As a small company, the Company does not have the resources to recruit a person that so qualifies.

Item 10. Executive Compensation.

The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries (the “named executive officers”), whose cash compensation exceeded $100,000 during 2004.

	Annual Compensation						Long Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $		Other Annual Compen- sation $		Restricted Stock Award $	Securities Under- Lying Options/ SARs (#)	LTIP Payouts $	All Other Compen- Sation $
Rodney I. Smith President, Chief Executive Officer and Chairman of the Board.	2004 2003 2002	92,660 82,192 170,962	0 31,560 30,000	* *	258,000 258,000 159,000	** ** **	0 0 0	0 20,000 0	0 0 0	0 0 0
Guy M. Schuch Chief Operating Officer Smith Midland Virginia	2004 2003 2002	108,224 111,250 111,250	0 0 29,933	*	0 0 0		0 0 0	0 0 0	0 0 0	0 0 0

*	Represents amounts paid for an annual performance-based bonus, which were approved by the Board of Directors.
**	For 2004, 2003, and 2002 $159,000, 159,000 and $159,081, respectively, of the amount shown was for a non-cash (except for the portion related to the payment of taxes) payment to Rodney Smith to pay down an officer receivable due the Company. The receivable originated in 1968 and 1969, prior to the Company going public, as two $30,000 loans to Rodney Smith, in lieu of salary, during unprofitable years. The current amount owed is equal to original $60,000 principal plus accrued interest. See Employment Contracts and Termination of Employment and Change in Control Arrangements. In 2004 and 2003, $99,000 was paid to Mr. Smith for an annual royalty fee paid under his employment agreement.

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

Option Grants in Last Fiscal Year

No options were granted during 2004 to any employees or executive officers.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Year End (#)		Value of Unexercised In-the-Money Options at Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Rodney I. Smith	0	0	166,667	13,333	25,283	1,867
Guy Schuch	0	0	45,000	0	8,663	0

(1)	Value is based on the closing price of the Company’s Common Stock on December 31, 2004 ($0.97), the last trading day of 2004, less the option exercise price.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered into a four-year Employment Agreement with Rodney I. Smith, its current President and Chief Executive Officer, effective as of September 30, 2002. The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein. The agreement provides for an annual base salary of $99,000 (“Base Salary”), which will be reviewed at least annually and adjusted from time to time at the determination of the Board of Directors. It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement). Payment of the royalty continues only for as long as the Company is using the inventions underlying the non-expired Patents. Mr. Smith is also entitled to bonuses as follows (the “Bonus”): (i) a performance-based bonus as determined by the Board each calendar year, and (ii) a $27,000 quarterly bonus equal to one-twentieth of the then outstanding principal balance on the loan (the “Loan”) made by the Company to Mr. Smith in the aggregate amount of $540,000, at the date of the employment agreement, and the unpaid interest accrued thereon during the quarter, and a cash amount which reimburses Mr. Smith for certain taxes payable by him as a result of such quarterly bonus. Payment of the Bonuses that are equal to one-twentieth of the Loan and the quarterly interest thereon are paid in the form of forgiveness of such principal and interest. Once the Loan has been fully repaid, no further quarterly Bonus in respect of the Loan shall be payable.

Mr. Smith’s employment agreement provides further that if Mr. Smith (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and Bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), Mr. Smith shall be entitled to a lump sum payment equal to three times the combined Base Salary and Bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide Mr. Smith with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of Mr. Smith’s unvested options to purchase Company stock shall become fully vested and exercisable on the date of termination. Mr. Smith will be entitled to exercise all such options for three years from the date of termination. The Company will have no further obligations to Mr. Smith, other than with respect to the payment of royalties.

In the event Mr. Smith’s employment by the Company is terminated as a result of Mr. Smith’s (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and Bonus, and certain other accrued and unpaid amounts, or (ii) disability, Mr. Smith shall be entitled to Base Salary and Bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts. In either of such cases the outstanding principal balance of the Loan, and any accrued interest thereon, shall be forgiven in full, and payment shall be made to reimburse for taxes payable as a result thereof.

In the event Mr. Smith’s employment is terminated for cause or Mr. Smith voluntarily leaves the employ of the Company for no reason, Mr. Smith shall be entitled to accrued but unpaid Base Salary and Bonus up to the date of termination, and all other unpaid amounts. The Company shall have no further obligations to Mr. Smith, other than with respect to the Loan.

The employment agreement also contains Noncompetition and Nonsolicitation covenants for one year following Mr. Smith’s termination of employment for any reason.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2005, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	782,465	17.0
Ashley B. Smith(1)(3)(4)(6)	142,400	3.2
Wesley A. Taylor(1)(7)	49,583	1.1
Andrew Kavounis(1)(8)	4,000	*
Guy Schuch (1)(9)	45,000	1.0
AL Frank Asset Management, Inc. (10)	654,700	14.7
All directors, executive officers and key employees as a group (6 persons)(2)(11)	1,023,448	21.5

*	Less than 1%
(1)	The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, and Schuch is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.
(2)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)	Ashley B. Smith is the son of Rodney I. Smith. Each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership of the other’s shares of Common Stock.
(4)	Does not include options to purchase 12,267 shares held by Matthew Smith and an aggregate of 77,972 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith. Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.
(5)	Includes 100,000 shares of Common Stock that have been deposited into an irrevocable trust (the “Trust”) for the benefit of Hazel Smith, the income beneficiary of the Trust and former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith is the trustee of the Trust and, as such, may vote the shares, as he deems fit. Includes options to purchase 166,667 shares.
(6)	Includes options to purchase 52,783 shares.
(7)	Includes options to purchase 48,583 shares.
(8)	Includes options to purchase 4,000 shares.
(9)	Includes options to purchase 35,000 shares.
(10)	Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651
(11)	Includes options to purchase 317,033 shares for all directors, executive officers and key employees as a group.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	533,825	$1.01	500,000
Equity compensation plans not approved by security holders	0	$0	0
Total	533,825	$1.01	500,000

Item 12. Certain Relationships and Related Transactions.

At December 31, 2004, the Company owned an unsecured note for approximately $256,594 receivable from Mr. Rodney I. Smith, the Company’s President, accruing interest at a rate of 6% per annum. The receivable originated in 1968 and 1969, prior to the Company going public, as two $30,000 loans to Rodney I. Smith, in lieu of salary, during unprofitable years. The current amount owed is equal to original $60,000 principal plus accrued interest. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes (more fully described in Item 10). Principal received on the note was $106,476 for the year ended December 31, 2004 and $100,449 the year ended December 31, 2003. Total interest received on this note was approximately $21,784 and $27,811 for the years ended December 31, 2004 and 2003, respectively.

Item 13. Exhibits.

(a)	Exhibits.

(1)	The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

4.2	Rights Agreement, dated as of January 21, 2003, between the Company and Computershare Trust Company, Inc., as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

10.1	Lease Agreement, dated January 1, 1995, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.2	Collateral Assignment of Letters Patent, dated between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.3	Form of License Agreement between the Company and its Licensee (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.4	Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.5	First National Bank of New England Loan Agreement, assumed by UPS Capital, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.6	First National Bank of New England Loan Note, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.8	First National Bank of New England Commercial Loan Agreement dated December 20, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.9	First National Bank of New England Commercial Term Promissory Note dated December 20, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.10	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.11	1994 Stock Option Plan (as amended through October 1, 2002) (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No.: 333-102892) filed with the Commission on January 31, 2003).

10.12	2004 Stock Option Plan

10.13	UPS Capital Business Credit Loan Note dated December 16, 2004.

14	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by BDO Seidman, LLP, the principal accountant for the audit of the Company; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below.

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no audit related fees paid in either of the two most recent fiscal years.

Tax Fees. Tax fees are for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice, and tax planning. These fees related to services for preparation of taxes for 2003 and the estimated tax payments for 2004.

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

	2004	2003
Audit Fees	$133,000	$85,000
Audit –Related Fees	—	—
Tax Fees	32,000	12,000
All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: March 31, 2005	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(principal executive officer)

	By:	/s/ Lawrence R. Crews
Lawrence R. Crews, CFO
(principal financial and
accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Rodney I. Smith	Director	March 31, 2005
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 31, 2005
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 31, 2005
Ashley B. Smith

/s/ Andrew Kavounis	Director	March 31, 2005
Andrew Kavounis

Smith-Midland Corporation

                    and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

Smith-Midland Corporation

and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Smith-Midland Corporation

Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

March 23, 2005

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

December 31,	2004	2003
Assets (Note 2)

Current assets
Cash	$499,744	$699,645
Accounts receivable
Trade – billed, (less allowance for doubtful accounts of $212,600 and $231,600)	4,327,465	4,201,835
Trade – unbilled	470,813	22,812
Inventories
Raw materials	820,816	655,517
Finished goods	1,530,969	1,807,132
Income tax receivable (Note 4)	—	433,169
Prepaid expenses and other assets	105,563	242,607

Total current assets	7,755,370	8,062,717

Property and equipment, net (Note 1)	2,975,103	3,258,083

Other assets
Notes receivable, officer (Note 3)	256,594	363,070
Claims and accounts receivable (Note 7)	—	676,203
Other (Note 3)	191,925	381,570
Deferred taxes (Note 4)	54,000	—

Total other assets	502,519	1,420,843

	$11,232,992	$12,741,643

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

December 31,	2004	2003
Liabilities and Stockholders’ Equity

Current liabilities
Line of credit (Note 2)	$—	$600,000
Accounts payable – trade	1,943,196	2,568,012
Accrued income taxes (Note 4)	24,000	—
Accrued expenses and other liabilities	807,470	498,921
Current maturities of notes payable (Note 2)	395,833	445,226
Note payable – related parties (Note 3)	8,169	26,668
Customer deposits	191,747	88,940

Total current liabilities	3,370,415	4,227,767

Reserve for contract loss (Note 7)	—	1,001,682

Notes payable – less current maturities (Note 2)	4,019,192	4,161,260

Total liabilities	7,389,607	9,390,709

Commitments and contingencies (Notes 5 and 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 issued and outstanding	44,495	44,495
Additional paid-in capital	4,189,388	4,189,388
Deficit	(288,198)	(780,649)

	3,945,685	3,453,234
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	3,843,385	3,350,934

	$11,232,992	$12,741,643

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31,	2004	2003
Revenue
Products sales and leasing	$21,523,757	$17,676,460
Royalties	591,299	487,323

Total revenue	22,115,056	18,163,783

Cost of goods sold	17,142,055	15,497,959

Gross profit	4,973,001	2,665,824

Operating expenses
General and administrative expenses	2,864,276	3,375,306
Selling expenses	1,441,498	1,500,012

Total operating expenses	4,305,774	4,875,318

Operating income (loss)	667,227	(2,209,494)

Other income (expense)
Interest expense	(312,894)	(289,173)
Interest income (Note 3)	23,089	32,107
Gain on sale of assets	99,514	5,864
Other, net	39,515	67,754

Total other income (expense)	(150,776)	(183,448)

Income (loss) before income tax expense (benefit)	516,451	(2,392,942)
Income tax expense (benefit) (Note 4)	24,000	(492,000)

Net income (loss)	$492,451	$(1,900,942)

Basic and diluted earnings (loss) per share (Note 8)	$.11	$(.43)

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance, December 31, 2002	$44,329	$4,178,649	$1,120,293	$(102,300)	$5,240,971

Warrants exercised	166	10,739	—	—	10,905

Net loss	—	—	(1,900,942)	—	(1,900,942)

Balance, December 31, 2003	44,495	4,189,388	(780,649)	(102,300)	3,350,934

Net income	—	—	492,451	—	492,451

Balance, December 31, 2004	$44,495	$4,189,388	$(288,198)	$(102,300)	$3,843,385

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31,	2004	2003
Cash Flows From Operating Activities
Cash received from customers	$21,644,232	$19,241,650
Cash paid to suppliers and employees	(21,114,201)	(19,355,919)
Income taxes received, net	433,169	(396,379)
Interest paid	(312,894)	(289,173)
Other	84,105	967

Net cash provided (absorbed) by operating activities	734,411	(798,854)

Cash Flows From Investing Activities
Purchases of property and equipment	(284,625)	(769,452)
Proceeds from sale of fixed assets	160,273	72,348

Net cash absorbed by investing activities	(124,352)	(697,104)

Cash Flows From Financing Activities
Proceeds from borrowings	56,365	562,258
Repayments of borrowings	(647,826)	(184,277)
Net proceeds from (repayments on) line of credit	(200,000)	600,000
Repayments on borrowings – related parties, net	(18,499)	(17,039)
Proceeds from options/warrants exercised	—	10,905

Net cash (absorbed) provided by financing activities	(809,960)	971,847

Net decrease in cash	(199,901)	(524,111)

Cash, beginning of year	699,645	1,223,756

Cash, end of year	$499,744	$699,645

Supplemental schedule of non-cash investing activities
Bonus to repay officer note receivable	$106,475	$100,449
Note received from sale of equipment	21,500	—

continued…

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Year Ended December 31,	2004	2003
Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities

Net income (loss)	$492,451	$(1,900,942)
Adjustments to reconcile net income (loss) to net cash (absorbed) provided by operating activities
Depreciation and amortization	485,348	463,614
Deferred taxes	(54,000)	(44,000)
Gain on sale of fixed assets	(99,514)	(5,864)
Expenses (net) related to pay down on officer note receivable	106,475	100,449
(Increase) decrease in
Accounts receivable – billed	(125,630)	748,693
Accounts receivable – unbilled	(448,001)	329,174
Inventories	110,863	(473,030)
Prepaid expenses and other assets	348,190	(83,730)
Income tax receivable	433,169	(433,169)
Claims and accounts receivable	676,203	—
Increase (decrease) in
Accounts payable – trade	(624,816)	873,626
Accrued expenses and other liabilities	308,548	(391,350)
Accrued income taxes	24,000	—
Customer deposits	102,807	17,675
Reserve for contract losses	(1,001,682)	—

Net cash provided (absorbed) by operating activities	$734,411	$(798,854)

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Summary of Significant Accounting Policies

Nature of Business	Smith-Midland Corporation and its wholly owned subsidiaries (the “Company”) develop, manufacture, license, sell and install precast concrete products for the construction, transportation and utilities industries in the Mid-Atlantic, Northeastern, and Mid-Western regions of the United States.

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories	Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Property and Equipment	Property and equipment is stated at cost. Expenditures for ordinary maintenance and repairs are charged to income as incurred. Costs of betterments, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	10-33
Trucks and automotive equipment	3-10
Shop machinery and equipment	3-10
Land improvements	10-15
Office equipment	3-10

Income Taxes	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

December 31,	2004	2003
Net income (loss), as reported	$492,451	$(1,900,942)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(32,067)

Proforma net income (loss)	$492,451	$(1,933,009)

Basic earnings (loss) per share:
Reported	$.11	$(.43)
Proforma	.11	(.44)

Diluted earnings (loss) per share:
Reported	$.11	$(.43)
Proforma	.11	(.44)

The Company granted 140,000 stock options during the year ended December 31, 2003. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 35%, risk-free interest rate of 4.29% and expected lives of seven to nine years. The weighted average fair value of options granted during the year ended December 31, 2003 was $.23. No options were granted in 2004. Substantially all options become vested and exercisable ratably over a three-year period.

At December 31, 2004, the Company had no warrants outstanding.

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

Certain sales of architectural, soundwall and Slenderwall™ concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements, which affect profit, are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

Shipping and Handling	Amounts billed to customers are recorded in sales and the costs associated with the shipping and handling are recorded as cost of goods sold.

Risks and Uncertainties	The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2004 is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Fair Value of Financial Instruments	The carrying value for each of the Company’s financial instruments (consisting of cash, accounts receivable and accounts payable) approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of the same maturities.

Smith-Midland Corporation

and Subsidiaries

Summary of Significant Accounting Policies

(continued)

Estimates	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs	The Company expenses all advertising costs as incurred. Advertising expense was approximately $149,000 and $311,000 in 2004 and 2003, respectively.

Earnings Per Share	Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity.

Long-Lived Assets	The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2004.

Recent Accounting Pronouncements	In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE)”, which clarifies the application of ARB No. 51 and replaces Interpretation No. 46. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Small business public enterprises must apply this Interpretation by the end of the first reporting period ending after December 15, 2003 for special purpose entities and to all variable interest entities by the end of the first reporting period ending after December 15, 2004. The Interpretation requires certain disclosures in financial statements issued after December 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not believe that it has any VIE for consolidation.

Smith-Midland Corporation

and Subsidiaries

Summary of Significant Accounting Policies

(continued)

Recent Accounting Pronouncements (continued)	SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective for small business filers as of the beginning of the annual reporting period that begins after December 15, 2005. Although the Company has not completed its assessment, it does not believe the impact on the consolidated financial position or results of operations will be material.

SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

Reclassifications	Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2004 presentation.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

1. Property and Equipment	Property and equipment consist of the following:

December 31,	2004	2003
Land and land improvements	$727,223	$727,223
Buildings	2,442,128	2,424,197
Machinery and equipment	6,405,486	6,330,708
Rental equipment	199,222	272,226

	9,774,059	9,754,354
Less: accumulated depreciation	6,798,956	6,496,271

	$2,975,103	$3,258,083

2. Notes Payable	Notes payable consist of the following:

December 31,	2004	2003
Mortgage payable to UPS Capital, maturing June 2021; with monthly payments of $37,087 of principal and interest, interest at prime plus 1.5% (6.75% at December 31, 2004); collateralized by principally all assets of the Company.	$3,456,582	$3,578,966

Note payable to UPS Capital, maturing January 1, 2005 (paid in full in 2004); with monthly payments of $10,961 of principal and interest at prime plus 1.75%; collateralized by blanket lien on Company assets.	—	116,348

Note payable to UPS Capital, maturing December 1, 2009; with monthly payments of $8,326 of principal and interest at prime plus 4.0% (9.25% at December 31, 2004); collateralized by blanket lien on Company assets.	400,000	—

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

2. Notes Payable (continued)

Installment notes and capitalized leases, collateralized by certain machinery and equipment maturing at various dates, primarily through October 2007, with interest at 7.25% through 11.07%.	$558,443	$911,172

	4,415,025	4,606,486
Less current maturities	395,833	445,226

	$4,019,192	$4,161,260

The Company’s mortgage loan, with a balance of $3,456,582 at December 31, 2004, is guaranteed in part by the U.S. Department of Agriculture Rural Business – Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on total outstanding indebtedness and annual capital expenditures. At December 31, 2004, the Company was in compliance with the covenants.

At December 31, 2003, the Company had a $1,000,000 line of credit with a bank, under which there was $600,000 outstanding. On December 16, 2004, the Company converted the remaining balance on the line of credit of $400,000 to a note, which matures on December 1, 2009.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2005	$395,833
2006	422,549
2007	343,714
2008	234,985
2009	252,860
Thereafter	2,765,084

$4,415,025

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

3. Related Party Transactions	The Company currently leases three and one half acres of its Midland, Virginia property from its President, on a month-to-month basis, as additional storage space for the Company’s finished work product. The original lease agreement called for an annual rent of $6,000 and was increased to an annual rent of $24,000 in 2003. This rent amount is as a non-cash transaction and was used to pay down the officer’s note receivable discussed below.

At December 31, 2004, the Company held an unsecured note receivable for $256,594 from its President and majority shareholder, accruing interest at a rate of 6% per annum. Non-cash bonus expense to the president and majority shareholder were used to satisfy payments due on the note including principal of $106,476 for the year ended December 31, 2004 and $100,449 for the year ended December 31, 2003. Total interest income on this note was $21,784 and $27,811 for the years ended December 31, 2004 and 2003, respectively.

Notes payable - related parties are unsecured, which mature on May 1, 2005 and bear interest at 10%. Total interest expense related to these notes was $1,511 and $2,971 for the years ended December 31, 2004 and 2003, respectively.

The Company was the beneficiary of individual life insurance policies on the life of the President with a total cash surrender value of approximately $215,355 and $204,782 as of December 31, 2004 and 2003, respectively. Borrowings of $205,842 and $190,997 were outstanding against the cash surrender value at December 31, 2004 and 2003, respectively.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

4. Income Taxes	Income tax expense (benefit) is comprised of the following:

Year Ended December 31,	2004	2003
Federal
Current	$52,000	$(388,000)
Deferred	(52,000)	(42,000)

	—	(430,000)

State
Current	26,000	(60,000)
Deferred	(2,000)	(2,000)

	24,000	(62,000)

	$24,000	$(492,000)

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

Year Ended December 31,	2004		2003
	Amount	Percent	Amount	Percent
Income taxes at statutory rate	$176,000	34%	$(814,000)	(34)%
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(123,000)	(24)	465,000	19
State income taxes, net of federal benefit	24,000	5	(83,000)	(4)
Other	(53,000)	(10)	(60,000)	(2)

	$24,000	5%	$(492,000)	(21)%

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

4. Income Taxes (continued)	Deferred tax assets (liabilities) are as follows:

December 31,	2004	2003
Net operating loss carryforward	$436,000	$507,000
Depreciation	(186,000)	(204,000)
Provision for doubtful accounts	81,000	88,000
Vacation accrued	50,000	54,000
Deferred income	15,000	20,000

Net deferred tax asset (liability)	396,000	465,000
Deferred tax asset valuation allowance	(342,000)	(465,000)

	$54,000	$—

Net operating loss carryforward for tax purposes at December 31, 2004 was approximately $1.1 million and expires in 2023.

At December 31, 2004, the Company offset a portion of the deferred tax asset with a valuation allowance since it could not predict the timing of the generation of future taxable income.

5. Employee Benefit Plans	The Company has a 401(k) retirement plan (the “Plan”) covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 50% of the participant’s contribution, up to 4% of the participant’s compensation, as a matching contribution. Total contributions for the years ended December 31, 2004 and 2003 were approximately $50,200 and $69,400, respectively.

6. Stock Options	On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company’s Common Stock. Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. No options were granted in 2004 under the 2004 Plan. The following tables summarize activity under the prior stock option plan of the Company and the stock options outstanding at December 31, 2004:

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

6.	Stock Options

(continued)

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2002	$1.04	501,925	267,593
Granted	.83	140,000	—
Forfeited	1.20	(18,230)	(5,517)
Exercised	.66	(16,620)	(16,620)
Vested	—	—	120,286

Balance, December 31, 2003	1.00	607,075	365,742
Granted	—	—	—
Forfeited	.93	(73,250)	(19,917)
Exercised	—	—	—
Vested	—	—	124,000

Balance, December 31, 2004	$1.01	533,825	469,825

The following table summarizes options outstanding at December 31, 2004:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
$.56	78,000	4.0	78,000
80 – .83	274,000	7.2	210,000
1.00 – 1.39	161,825	5.5	161,825
3.50	20,000.5		20,000

	533,825		469,825

7. Commitments and Contingencies	On March 26, 2004, the parties, with the assistance of the Court-appointed Mediator, reached agreement to settle the Bradley Hall Project lawsuit. The settlement was approved by the court and became final. As a result, all claims by or against the Company asserted in the action were dismissed with prejudice. The Company’s only obligation in connection with the settlement was the payment of the sum of $30,000 to Seacoast, which was paid in 2004, in

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

exchange for which the Company received a complete release of liability in connection with the Project. The Company recorded a non-cash gain in the amount $295,478 as a result of netting the amount recorded for Claims Receivable against the amount recorded for Estimated Contract Loss.

In March 2004, the Company received notice of a personal injury lawsuit filed by Thomas Hergenroeder in the Circuit Court for Baltimore City. Mr. Hergenroeder was working at a construction site located at the Baltimore Washington Airport located in Anne Arundel County, Maryland for another subcontractor. The suit seeks $1,000,000 in damages plus interest and costs of suit herein. Management believes the case to be without merit; it is being defended by the Smith Midland’s insurance company.

8. Earnings Per Share	Earnings per share is calculated as follows:

Year ended December 31,	2004	2003
Basic earnings
Income (loss) available to common shareholder	$492,451	$(1,900,942)

Weighted average shares outstanding	4,449,548	4,442,490

Basic earnings (loss) per share	$.11	$(.43)

Diluted earnings per share
Income (loss) available to common shareholder	$492,451	$(1,900,942)

Weighted average shares outstanding	4,449,548	4,442,490
Dilutive effect of stock options	76,995	—

Total weighted average shares outstanding	4,526,543	4,442,490

Diluted earnings (loss) per share	$.11	$(.43)

For the year ended December 31, 2003, the effect of the Company’s outstanding stock options would have been anti-dilutive and therefore, excluded from dilutive earnings per share. The total number of anti-dilutive shares excluded from the calculation of diluted earnings per share was 181,825 and 607,075 for 2004 and 2003, respectively.