Form 10QSB
period 2005-03-31
SMITH MIDLAND CORP
filed 2005-05-16
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
March 31, 2005	1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 13, 2005, the Company had outstanding 4,449,548 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

SMITH-MIDLAND CORPORATION

PART I – Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	Unaudited	Audited
Assets
Current assets
Cash	$827,477	$499,744
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $251,500 and $212,600)	4,526,341	4,327,465
Trade – unbilled	62,267	470,813
Inventories
Raw materials	857,361	820,816
Finished goods	1,567,275	1,530,969
Prepaid expenses and other assets	106,170	105,563

Total currents assets	7,946,891	7,755,370

Property and equipment, net	3,222,708	2,975,103

Other assets
Notes receivable, officer	228,379	256,594
Claims and accounts receivable	22,265	0
Other	179,994	191,925
Deferred Taxes	54,000	54,000

Total other assets	484,636	502,519

Total assets	$11,654,237	$11,232,992

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	1,523,496	1,943,196
Accrued expenses and other liabilities	701,546	807,470
Accrued Income Taxes	79,000	24,000
Current maturities of notes payable	424,234	395,833
Notes payable to related party	3,301	8,169
Customer deposits	252,638	191,747

Total current liabilities	2,984,215	3,370,415

Notes payable – less current maturities	3,973,503	4,019,192

Total liabilities	6,957,718	7,389,607

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,449,548 issued and outstanding	44,495	44,495
Additional paid-in capital	4,189,388	4,189,388
Retained earnings (deficit)	564,936	(288,198)
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	4,696,519	3,843,385

Total liabilities and stockholders’ equity	$11,654,237	$11,232,992

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue
Product sales and leasing	$5,445,249	$5,056,588
Royalties	159,207	136,202

Total Revenue	5,604,456	5,192,790

Cost of goods sold	3,602,866	4,023,287
Gross profit	2,001,590	1,169,503
Operating expenses:
General and administrative expenses	677,660	737,757
Selling expenses	349,507	398,559

Total operating expenses	1,027,167	1,136,316

Operating income	974,423	33,187
Other income (expense):
Interest expense	(80,513)	(76,233)
Interest income	8,053	370
Loss on sale of fixed assets	(1,106)	0
Other, net	14,277	851

Total other income (expense)	(59,289)	(75,012)
Income (loss) before income taxes	915,134	(41,825)
Income tax expense (benefit)	62,000	0

Net income (loss)	853,134	(41,825)

Basic earnings (loss) per share	$.19	$(.01)
Diluted earnings (loss) per share	$.19	$(.01)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$5,875,016	$5,256,994
Cash paid to suppliers and employees	(5,355,231)	(4,494,101)
Income taxes paid, net	(7,000)	0
Interest paid	(80,513)	(76,233)
Other	171,793	121,957

Net cash provided by operating activities	604,065	808,617

Cash flows from investing activities:
Purchases of property and equipment	(268,723)	(59,149)
Proceeds from sale of fixed assets	14,549	0

Net cash absorbed by investing activities	(254,174)	(59,149)

Cash flows from financing activities:
Proceeds from borrowings	56,365	313,092
Repayments of borrowings	(73,655)	(301,413)
Repayments on borrowings – related parties, net	(4,868)	(4,483)

Net cash provided (absorbed) by financing activities	(22,158)	7,196

Net increase in cash and cash equivalents	327,733	756,664
Cash and cash equivalents at beginning of period	499,744	699,645

Cash and cash equivalents at end of period	$827,477	$1,456,309

Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$853,134	$(41,825)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,463	120,735
Loss on sale/disposal of fixed assets	1,106	0
Expenses (net) related to pay down on officer note receivable	28,216	26,619
Decrease (increase) in:
Accounts receivable – billed	(198,876)	(225,249)
Accounts receivable – unbilled	408,546	(361,239)
Inventories	(72,851)	255,249
Prepaid expenses and other	(154,940)	1,720
Increase (decrease) in:
Accounts payable – trade	(419,699)	160,911
Accrued expenses and other liabilities	(105,924)	221,004
Accrued income taxes	55,000	0
Customer deposits	60,890	650,692

Net cash provided by operating activities	$604,065	$808,617

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in Smith-Midland Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company’s results of operations for the three month period ended March 31, 2005 and 2004.

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2005 presentation.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment, net is stated at depreciated cost. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Costs of betterments, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

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

The current provision for federal income taxes for the three-month period ending March 31, 2005 consists of alternative minimum tax due to utilization of the net operating loss carry forwards from 2004 of approx. $1.1 million.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended March 31,
	2005	2004
Net income (loss)	$853,134	$(41,825)
Average shares outstanding for basic earnings per share	4,449,548	4,449,548
Dilutive effect of stock options and warrants	83,000	0
Average Shares Outstanding for Diluted Earnings per Share	4,532,548	4,449,548
Basic earnings (loss) per share	$.19	$(.01)
Diluted earnings (loss) per share	$.19	$(.01)

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

The following table summarizes options outstanding:

	Three Months Ended March 31, 2005
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	533,825	$1.01
Granted	—	—
Forfeited	—	—
Exercised	—	—
Options outstanding at end of period	533,825	$1.01
Options exercisable at end of period	469,825	$.88

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

For the three months ended March 31,	2005	2004
Net income (loss), as reported	$853,134	$(41,825)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Proforma net income (loss)	853,134	$(41,825)

Basic earnings (loss) per share:
Reported	.19	(.01)
Proforma	.19	(.01)
Diluted earnings (loss) per share:
Reported	.19	(.01)
Proforma	.19	(.01)

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2005 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2005. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

For the three months ended March 31, 2005, the Company had total revenue of $5,604,456 compared to total revenue of $5,192,790 for the three months ended March 31, 2004, an increase of $411,666 or 8%. Total product sales were $4,740,048 for the three months ended March 31, 2005 compared to $4,403,664 for the same period in 2004, an increase of $336,384, or 8%. The increase primarily related to increased security work and barrier rental revenue for a special project in January 2005 in Washington, D.C. Revenues from other segments of the Company, were negatively affected due to the extra resources required for this special project. Shipping and installation revenue was $705,201 for the three months ended March 31, 2005 compared to $652,924 for the same period in 2004, an increase of $52,277, or 8%. The increase was primarily related to the special project in January 2005, offset by decreases in installation activity related to architectural projects.

Total cost of goods sold for the three months ended March 31, 2005 was $3,602,866, a decrease of $420,421, or 10%, from $4,023,287 for the three months ended March 31, 2004. Cost of goods sold as a percentage of total revenue decreased from 77% for the three months ended March 31, 2004 to 64% for the three months ended March 31, 2005. Raw materials remained generally flat for the period as compared to the same period in 2004, with slight increases in some areas offset by slight decreases in other raw materials. The majority of the decrease in cost of goods sold as a percentage of total revenue was due to stronger controls over direct labor, purchasing, and inventory management. In addition, included in cost of goods sold is a reduction of approximately $119,000 related to the capitalization of concrete rental barriers not previously counted and recognized. Also, included in cost of goods sold were shipping and installation expenses of $804,671 for the three months ended March 31, 2005 and $853,793 for the same period in 2004, a decrease of $49,122 or 6%, related primarily to the decrease in shipping and installation activity related to architectural projects combined with the higher profit margins from the special project in January 2005.

For the three months ended March 31, 2005, the Company’s general and administrative expenses decreased $60,098 to $677,659 from $737,757 during the same period in 2004. The decrease was primarily due to the Company’s focus on cutting costs across various areas of the Company. Additionally, reductions were realized in professional and legal fees, after the closure of some significant disputes from 2003 and first quarter 2004, offset by additional employee-related costs.

Selling expenses for the three months ended March 31, 2005 decreased $49,052, or 12%, to $349,507 from $398,559 for the three months ended March 31, 2004, primarily due to reductions in sales department labor and related expenses and advertising.

The Company’s operating income for the three months ended March 31, 2005 was $974,423 compared to $33,187 for the three months ended March 31, 2004, an improvement of $941,236. The increased operating income was primarily the result of increased sales, especially for security and highway barrier related work. Management is also continuing to improve controls over direct labor and reduce selling expenses.

Interest expense was $80,513 for the three months ended March 31, 2005, compared to $76,233 for the three months ended March 31, 2004. The increase of $4,280, or 6%, was due primarily to higher interest rates, offset slightly by decreased principal balances, after six term loans were paid in full during between March 31, 2004 and 2005.

Net income was $853,134 for the three months ended March 31, 2005, compared to a net loss of $41,825 for the same period in 2004. The basic and diluted net loss per share for the current three-month period was $.19 compared to basic and diluted net loss per share of $.01 for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations, and bank and other borrowings. The Company had $4,452,259 of contractual obligations at March 31, 2005, of which $457,857 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,397,737	$424,234	$766,552	$493,754	$2,713,197
Debt to Related Parties	3,301	3,301	0	0	0
Operating leases	51,670	30,322	10,948	10,400	0
Total contractual cash obligations	$4,452,708	$457,857	$777,500	$504,154	$2,713,197

The Company has a $3,427,768 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note has an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

At March 31, 2004, the Company entered a note payable agreement with a bank for $86,860 to acquire a new yard crane. At March 31, 2005, the balance on the note was $82,032. The note bears interest at 7.125% and matures on January 17, 2009.

At March 31, 2005, the Company had cash totaling $827,477 compared to cash totaling $499,744 at December 31, 2004. During the period, the financing activities absorbed $22,158 (net) and the Company used $254,174 in its investing activities, primarily for the purchase of new equipment and rental barrier. The Company’s operating activities provided cash of $604,065 (net), primarily due to improved profitability from operations, especially in the rental barrier market. The Company also paid down its accounts payable during the period, which allowed the Company to take more purchase discounts.

Capital spending totaled $268,723 for the three months ended March 31, 2005 versus $59,149 in the comparable period of the prior year, mainly because of routine equipment replacements and plant modernization. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2005 based on the achievement of operating goals and the availability of funds.

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

The Company has elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company’s employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. The Company’s Form 10-KSB for the period ended December 31, 2004 and the footnote entitled stock options in this Form 10-QSB shows the effect on earnings if the fair value method prescribed by SFAS 123 had been adopted.

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Although the Company has not completed its assessment, it does not believe the impact on the consolidated financial position or results of operations will be material.

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

As of March 31, 2005 the Company’s backlog was significantly higher than it was at the same period in 2004. The majority of the projects relating to the backlog as of March 31, 2005 are scheduled to be constructed in 2005 and early 2006. The increase in the Company’s backlog from March 31, 2004 is due to improved economic conditions in the construction industry, which translates into more demand for our products. Also, the Company has seen significant increases in the demand and sale of its Slenderwall™ and soundwall product lines with three soundwall projects scheduled for production later in 2005. However, the risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the three months ended March 31, 2005, raw material cost remained relatively flat as compared to the same period in 2004. However, increased fuel costs caused the costs of shipping for both raw materials and produced goods to increase during the period. It is expected that these increased costs may affect the gross profit for projects that went under contract in 2004 and are scheduled for production in April 2005 or later.

Management believes that the Company’s operations have not been materially affected by inflation.

Item 3. Controls and Procedures

During the course of the fiscal 2004 audit, BDO Seidman, LLP (“BDO”), the Company’s independent registered public accounting firm, advised management of deficiencies with respect to the documentation of job costs and the ability to identify on an on-going manner, the amount of profit or loss to be recognized on long-term contracts. The Company is currently developing procedures to address these deficiencies, including implementation of new software and modification of specifically identified manual processes.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

Reference is made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 for information as to reported legal proceedings.

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

SMITH-MIDLAND CORPORATION

Date: May 16, 2005	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2005	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)