Form 10QSB
period 2005-06-30
SMITH MIDLAND CORP
filed 2005-08-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 12, 2005, the Company had outstanding 4,500,215 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

SMITH-MIDLAND CORPORATION

PART I – Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	Unaudited	Audited
Assets

Current assets
Cash	$1,121,495	$499,744
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $234,900 and $212,600)	4,276,314	4,327,465
Trade – unbilled	157,035	470,813
Inventories
Raw materials	800,290	820,816
Finished goods	1,785,429	1,530,969
Prepaid expenses and other assets	131,962	105,563

Total currents assets	8,272,525	7,755,370

Property and equipment, net	3,283,689	2,975,103

Other assets
Notes receivable, officer	222,164	256,594
Claims and accounts receivable	44,480	0
Other	176,132	191,925
Deferred Taxes	54,265	54,000

Total other assets	497,041	502,519

Total assets	$12,053,255	$11,232,992

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$1,561,477	$1,943,196
Accrued expenses and other liabilities	853,706	807,470
Accrued Income Taxes	79,000	24,000
Current maturities of notes payable	425,681	395,833
Notes payable to related party	0	8,169
Customer deposits	458,040	191,747

Total current liabilities	3,377,904	3,370,415

Notes payable – less current maturities	3,869,561	4,019,192

Total liabilities	7,247,465	7,389,607

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,500,215 and 4,449,548 issued and outstanding, respectively	45,002	44,495
Additional paid-in capital	4,223,890	4,189,388
Retained earnings (deficit)	639,198	(288,198)
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	4,805,790	3,843,385

Total liabilities and stockholders’ equity	$12,053,255	$11,232,992

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue
Product sales and leasing	$4,936,628	$5,338,909
Royalties	361,571	130,669

Total Revenue	5,298,199	5,469,578

Cost of goods sold	4,104,906	3,904,871

Gross profit	1,193,293	1,564,707

Operating expenses:
General and administrative expenses	658,138	709,842
Selling expenses	391,882	347,446

Total operating expenses	1,050,020	1,057,288

Operating income	143,273	507,419

Other income (expense):
Interest expense	(80,919)	(83,161)
Interest income	6,965	57
Gain (Loss) on sale of fixed assets	3,141	0
Other, net	19,146	1,304

Total other income (expense)	(51,667)	(81,800)

Income before income taxes	91,606	425,619

Income tax expense	17,345	0

Net income	$74,261	$425,619

Basic earnings per share	$.02	$.10
Diluted earnings per share	$.02	$.09

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenue
Product sales and leasing	$10,381,877	$10,395,497
Royalties	520,778	266,871

Total Revenue	10,902,655	10,662,368

Cost of goods sold	7,707,772	7,928,158

Gross profit	3,194,883	2,734,210

Operating expenses:
General and administrative expenses	1,335,798	1,447,599
Selling expenses	741,389	746,006

Total operating expenses	2,077,187	2,193,605

Operating income	1,117,696	540,605

Other income (expense):
Interest expense	(161,432)	(159,395)
Interest income	15,018	429
Gain on sale of fixed assets	2,035	0
Other, net	33,423	2,156

Total other income (expense)	(110,956)	(156,810)

Income before income taxes	1,006,740	383,795

Income tax expense	79,345	0

Net income	$927,395	$383,795

Basic earnings per share	$.21	$.09
Diluted earnings per share	$.21	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$11,479,611	$9,759,319
Cash paid to suppliers and employees	(10,609,028)	(9,448,716)
Income taxes paid, net	(24,345)	0
Interest paid	(161,432)	(159,395)
Other	360,915	242,858

Net cash provided by operating activities	1,045,721	394,066

Cash flows from investing activities:
Purchases of property and equipment	(366,998)	(96,875)
Proceeds from sale of fixed assets	35,973	0

Net cash absorbed by investing activities	(331,025)	(96,875)

Cash flows from financing activities:
Proceeds from borrowings	86,860	0
Repayments of borrowings	(206,645)	(427,733)
Proceeds from options exercised	35,009
Repayments on borrowings – related parties, net	(8,169)	(9,060)

Net cash absorbed by financing activities	(92,945)	(436,793)

Net increase (decrease) in cash and cash equivalents	621,751	(139,602)

Cash and cash equivalents at beginning of period	499,744	699,645

Cash and cash equivalents at end of period	$1,121,495	$560,043

Reconciliation of net income to net cash provided by operating activities:
Net income	$927,395	$383,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,476	240,275
Gain on sale/disposal of fixed assets	(2,035)	0
Expenses (net) related to pay down on officer note receivable	34,430	53,238
Decrease (increase) in:
Accounts receivable – billed	51,151	(789,167)
Accounts receivable – unbilled	313,778	(515,731)
Inventories	(233,934)	405,916
Prepaid expenses and other	(289,085)	722,922
Increase (decrease) in:
Accounts payable – trade	(381,718)	139,238
Accrued expenses and other liabilities	46,236	353,413
Accrued income taxes	735	0
Customer deposits	266,292	401,848
Reserve for Contract Losses	0	(1,001,681)

Net cash provided by operating activities	$1,045,721	$394,066

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2005

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

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company’s results of operations for the three and six months ended June 30, 2005 and 2004.

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

The current provision for federal income taxes for the three and six months ending June 30, 2005 consists of alternative minimum tax due to utilization of the net operating loss carry forwards, which were approximately $1.1 million as of December 31, 2004.

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

	Three months ended June 30,
	2005	2004
Net income	$74,261	$425,619

Average shares outstanding for basic earnings per share	4,457,671	4,449,548
Dilutive effect of stock options and warrants	90,909	270,000

Average Shares Outstanding for Diluted Earnings per Share	4,548,580	4,719,548

Basic earnings per share	$.02	$.10
Diluted earnings per share	$.02	$.09

	Six months ended June 30,
	2005	2004
Net income	$927,395	$383,795

Average shares outstanding for basic earnings per share	4,457,671	4,449,548
Dilutive effect of stock options and warrants	60,805	270,000

Average Shares Outstanding for Diluted Earnings per Share	4,518,476	4,719,548

Basic earnings per share	$.21	$.09
Diluted earnings per share	$.21	$.08

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

The following table summarizes options outstanding:

	Three Months Ended June 30, 2005
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	533,825	$1.01
Granted	—	—
Forfeited	(11,000)	.83
Exercised	(50,667)	.69
Options outstanding at end of period	472,158	$.89
Options exercisable at end of period	415,491	$.90

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

For the three months ended June 30,	2005	2004
Net income, as reported	$74,261	$425,619
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Proforma net income	$74,261	$425,619

Basic earnings per share:
Reported	.02	.10
Proforma	.02	.10

Diluted earnings per share:
Reported	.02	.09
Proforma	.02	.09

For the six months ended June 30,	2005	2004
Net income, as reported	$927,395	$383,795
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Proforma net income	$927,395	$383,795

Basic earnings per share:
Reported	.21	.09
Proforma	.21	.09

Diluted earnings per share:
Reported	.21	.08
Proforma	.21	.08

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2005. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

For the three months ended June 30, 2005, the Company had total revenue of $5,298,199 compared to total revenue of $5,469,578 for the three months ended June 30, 2004, a decrease of $171,379, or 3%. Total product sales were $4,051,695 for the three months ended June 30, 2005 compared to $4,458,219 for the same period in 2004, a decrease of $406,524, or 9%. The decrease related primarily to delays in obtaining approvals from various state agencies for three large soundwall projects that were originally scheduled to be in production in May 2005. The Company began production in July 2005 on these projects, which are expected to be completed in the second half of 2005. Slenderwall™ production and sales continue to grow as the Company continues to expand on the applications, finishes, and capabilities of Slenderwall™. Barrier sales were still strong through the second quarter of 2005, yet were lower than 2004, because of approximately $330,000 in additional barrier volume in the second quarter of 2004 from the Republican National Convention Project. Shipping and installation revenue was $745,392 for the three months ended June 30, 2005 compared to $792,465 for the same period in 2004, a decrease of $47,073, or 6%. The decrease was primarily related to the normally cyclical nature and timing of shipping and installation activity. Royalty revenue was $361,571 for the three months ended June 30, 2005 compared to $130,669 for the same period in 2004, an increase of $230,902, or 177%. The increase was due primarily to three new licensees added during the first half of the year, plus increased production volumes from licensees, especially licensees located in Florida and Texas.

Total cost of goods sold for the three months ended June 30, 2005 was $4,104,906, an increase of $200,035, or 5%, from $3,904,871 for the three months ended June 30, 2004. Cost of goods sold as a percentage of total revenue increased from 71% for the three months ended June 30, 2004 to 78% for the three months ended June 30, 2005. The majority of the increase was due to extra labor costs and materials related to complex forming of elaborate architectural detail related to one large project. In addition, included in cost of goods sold is a reduction of approximately $119,000 related to the capitalization of concrete rental barriers not previously counted and recognized. Raw materials also increased slightly, mostly due to fuel surcharges from vendors combined with the increased freight in costs related to getting the materials to the plant. Also, included in cost of goods sold were shipping and installation expenses of $991,390 for the three months ended June 30, 2005 and $905,908 for the same period in 2004, an increase of $85,482, or 9%, related mostly to increased fuel costs associated with operating Company trucks combined with various add-ons and change orders from installation activity related to architectural projects.

For the three months ended June 30, 2005, the Company’s general and administrative expenses decreased $51,704, or 7%, to $658,138 from $709,842 during the same period in 2004. The decrease was primarily due to the Company’s focus on cutting costs across various areas of the Company. Reductions were realized in business insurance and bad debt expense. Also, legal fees were significantly lower after the closure of some significant disputes during the first half of 2004, offset by additional employee-related costs.

Selling expenses for the three months ended June 30, 2005 increased $44,436, or 13%, to $391,882 from $347,446 for the three months ended June 30, 2004, primarily due to management’s decision to apply more resources to selling.

The Company’s operating income for the three months ended June 30, 2005 was $143,273 compared to $507,419 for the three months ended June 30, 2004, a decrease of $364,146. The decreased operating income was primarily the result of decreased production volume, especially for soundwall related projects due to delays in obtaining approvals from various state agencies and the Republican National Convention revenue in 2004.

Interest expense was $80,919 for the three months ended June 30, 2005, compared to $83,161 for the three months ended June 30, 2004. The decrease of $2,242, or 3%, was due primarily to decreased principal balances, after various term loans were paid in full during the period between June 30, 2004 and 2005. These decreases were offset by higher interest rates in 2005 compared to 2004.

Net income was $74,261 for the three months ended June 30, 2005, compared to net income of $425,619 for the same period in 2004. The basic and diluted net income per share for the current three-month period was $.02 compared to basic and diluted net income per share of $.10 and $.09, respectively, for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

For the six months ended June 30, 2005, the Company had total revenue of $10,902,655 compared to total revenue of $10,662,368 for the six months ended June 30, 2004, an increase of $240,287, or 2%. Total product sales were $8,043,648 for the six months ended June 30, 2005 compared to $8,790,848 for the same period in 2004, a decrease of $747,200, or 9%. The decrease primarily related to lower than normal production levels in the Company’s Midland, Virginia plant, due primarily to delays in obtaining approvals from various state agencies for three large soundwall projects that were originally scheduled to be in production in May 2005. The Company began production in July 2005 on these projects, which are expected to be completed in the second half of 2005. The decrease in product sales was offset by increased security work and barrier rental revenue for the Presidential Inauguration in January 2005 in Washington, D.C. Shipping and installation revenue was $1,450,593 for the six months ended June 30, 2005 compared to $1,445,389 for the same period in 2004, an increase of $5,204. The increase was primarily related to the special project in January 2005, offset by decreases in installation activity related to architectural projects, also in the first quarter of 2005. Royalty revenue was $520,778 for the six months ended June 30, 2005 compared to $266,871 for the same period in 2004, an increase of $253,907, or 95%. The increase was due primarily to three new licensees added during the first half of the year, plus increased production volumes from licensees, especially licensees located in Florida and Texas.

Total cost of goods sold for the six months ended June 30, 2005 was $7,707,772, a decrease of $220,386, or 3%, from $7,928,158 for the six months ended June 30, 2004. Cost of goods sold as a percentage of total revenue decreased from 74% for the six months ended June 30, 2004 to 71% for the six months ended June 30, 2005. The majority of the decrease in cost of goods sold as a percentage of total revenue was due to improved margins from the large barrier rental project, which occurred in January 2005. These improvements were partially offset by extra labor costs and increased material costs related to complex forming of elaborate architectural detail related to one large project that was in production during the first half of the year. In addition, included in cost of goods sold is a reduction of approximately $238,000 related to the capitalization of concrete rental barriers not previously counted and recognized. Raw materials also increased slightly, mostly due to fuel surcharges from vendors combined with the increased freight in costs related to getting the materials to the plant. Also, included in cost of goods sold were shipping and installation expenses of $1,796,061 for the six months ended June 30, 2005 and $1,759,700 for the same period in 2004, an increase of $36,361, or 2%, related primarily to the decrease in shipping and installation activity related to architectural projects combined with the higher profit margins from a special project in January 2005.

For the six months ended June 30, 2005, the Company’s general and administrative expenses decreased $111,801, or 8%, to $1,335,798 from $1,447,599 during the same period in 2004. The decrease was primarily due to the Company’s focus on cutting costs across various areas of the Company. Reductions were realized in business insurance, and bad debt expense. Also, legal fees were significantly lower after the closure of some significant disputes during the first half of 2004, offset by additional employee-related costs.

Selling expenses for the six months ended June 30, 2005 decreased $4,617, or 1%, to $741,389 from $746,006 for the six months ended June 30, 2004.

The Company’s operating income for the six months ended June 30, 2005 was $1,117,696 compared to $540,605 for the six months ended June 30, 2004, an improvement of $577,091, or 107%. The increased operating income was primarily the result of increased sales for security and highway barrier related work.

Interest expense was $161,432 for the six months ended June 30, 2005, compared to $159,395 for the six months ended June 30, 2004. The increase of $2,037, or 1%, was due primarily to higher interest rates, offset slightly by decreased principal balances, after seven term loans were paid in full between June 30, 2004 and 2005.

Net income was $927,395 for the six months ended June 30, 2005, compared to a net income of $383,795 for the same period in 2004. The basic and diluted net income per share for the current six-month period was $.21 compared to basic and diluted net loss per share of $.09 and $.08, respectively, for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,345,434 of contractual obligations at June 30, 2005, of which $455,977 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,295,242	$425,681	$721,096	$474,888	$2,673,577
Operating leases	50,192	30,296	10,852	9,044	0

Total contractual cash obligations	$4,345,434	$455,977	$731,948	$483,932	$2,673,577

The Company has a $3,399,828 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note has an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

At June 30, 2005, the Company had cash totaling $1,121,495 compared to cash totaling $499,744 at December 31, 2004. During the period, financing activities absorbed $92,945 (net) and the Company used $331,025 in its investing activities, primarily for the purchase of new equipment and rental barrier. The Company’s operating activities provided cash of $1,045,721 (net), primarily due to improved profitability from operations, especially in the rental barrier market, and increased royalty revenues. The Company also paid down its accounts payable during the period, which allowed the Company to take more purchase discounts.

Capital spending totaled $366,998 for the six months ended June 30, 2005 versus $96,875 in the comparable period of the prior year, mainly because of routine equipment replacements, the purchase of a new yard crane, and plant modernization. The Company also increased its stock of shipping and storage racks for both soundwall and Slenderwall™ product, in preparation for increased volume in these product lines. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2005 based on the achievement of operating goals and the availability of funds.

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

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in the Summary of Accounting Policies to the Company’s annual consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

As of August 12, 2005 the Company’s unaudited production backlog was approximately $11,700,000 as compared to approximately $6,700,000 at the same time in 2004. The increase in the Company’s backlog is due to improved economic conditions in the construction industry, which translates into more demand for our products. The majority of the projects relating to the backlog as of August 12, 2005 are scheduled to be produced and erected in the second half of 2005 and early 2006. The Company has seen significant increases in the demand and sale of its Slenderwall™ and soundwall product lines with three soundwall projects scheduled for production in the second half of 2005. Also, due to the lighter weight characteristics of Slenderwall™, the Company has been able to considerably expand its service area into regions that previously could not be reached economically.

However, the risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the six months ended June 30, 2005, increased fuel costs caused the costs of shipping for both raw materials and produced goods to increase during the period. Additionally, various vendors and suppliers began charging fuel surcharges, which increased the costs of some raw materials. Although some of these increased fuel charges and fuel surcharges will be passed on to customers, it can be expected that these increased fuel costs and surcharges may affect the gross profit for projects that went under contract in 2004 and are scheduled for production later in 2005.

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

SMITH-MIDLAND CORPORATION

Date: August 12, 2005	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2005	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)