Form 10QSB
period 2005-09-30
SMITH MIDLAND CORP
filed 2005-11-14
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2005, the Company had outstanding 4,604,399 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

SMITH-MIDLAND CORPORATION

PART I – Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	Unaudited	Audited
Assets

Current assets
Cash	$807,512	$499,744
Accounts receivable
Trade – billed (less allowance for doubtful accounts of $218,000 and $212,600)	5,289,330	4,327,465
Trade – unbilled	144,104	470,813
Inventories
Raw materials	804,494	820,816
Finished goods	1,789,261	1,530,969
Prepaid expenses and other assets	99,383	105,563

Total currents assets	8,934,084	7,755,370

Property and equipment, net	3,423,917	2,975,103

Other assets
Notes receivable, officer	199,949	256,594
Claims and accounts receivable	66,695	0
Other	173,260	191,925
Deferred Tax Asset	0	54,000

Total other assets	439,904	502,519

Total assets	$12,797,905	$11,232,992

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable – trade	$1,770,667	$1,943,196
Accrued expenses and other liabilities	880,059	807,470
Accrued Income Taxes	182,436	24,000
Current maturities of notes payable	480,584	395,833
Notes payable to related party	0	8,169
Customer deposits	468,360	191,747
Deferred Tax Liability	16,194	0

Total current liabilities	3,798,300	3,370,415

Notes payable – less current maturities	3,866,823	4,019,192

Total liabilities	7,665,123	7,389,607

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,602,732 and 4,449,548 issued and outstanding, respectively	46,027	44,495
Additional paid-in capital	4,319,180	4,189,388
Retained earnings (deficit)	869,875	(288,198)

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,132,782	3,843,385

Total liabilities and stockholders’ equity	$12,797,905	$11,232,992

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue
Product sales and leasing	$6,219,804	$5,428,747
Royalties	309,101	257,820

Total Revenue	6,528,905	5,686,567

Cost of goods sold	5,059,418	4,384,340

Gross profit	1,469,487	1,302,227
Operating expenses:
General and administrative expenses	681,515	711,823
Selling expenses	326,863	292,252
Total operating expenses	1,008,378	1,004,075

Operating income	461,109	298,152

Other income (expense):
Interest expense	(88,338)	(77,708)
Interest income	7,815	185
Gain on sale of fixed assets	981	25,119
Other, net	30,284	27,558
Total other income (expense)	(49,258)	(24,846)

Income before income taxes	411,851	273,306

Income tax expense	181,174	0

Net income	$230,677	$273,306

Basic earnings per share	$.05	$.06

Diluted earnings per share	$.05	$.06

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
	2005	2004
Revenue
Product sales and leasing	$16,601,681	$15,824,244
Royalties	829,879	524,691
Total Revenue	17,431,560	16,348,935

Cost of goods sold	12,767,190	12,312,498

Gross profit	4,664,370	4,036,437
Operating expenses:
General and administrative expenses	2,017,312	2,159,422
Selling expenses	1,068,252	1,038,257
Total operating expenses	3,085,564	3,197,679

Operating income	1,578,806	838,758

Other income (expense):
Interest expense	(249,770)	(237,102)
Interest income	22,834	612
Gain on sale of fixed assets	3,017	25,119
Other, net	63,705	29,713
Total other income (expense)	(160,214)	(181,658)

Income before income taxes	1,418,592	657,100

Income tax expense	260,519	0

Net income	$1,158,073	$657,100

Basic earnings per share	$.26	$.15

Diluted earnings per share	$.25	$.15

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$17,073,017	$15,879,985
Cash paid to suppliers and employees	(16,413,867)	(15,124,538)
Income taxes paid, net	(85,888)	383,174
Interest paid	(249,770)	(237,102)
Other	530,976	492,598
Net cash provided by operating activities	854,468	1,394,117

Cash flows from investing activities:
Purchases of property and equipment	(644,888)	(185,262)
Proceeds from sale of fixed assets	42,654	23,874
Net cash absorbed by investing activities	(602,234)	(161,388)

Cash flows from financing activities:
Proceeds from borrowings	245,495	0
Repayments of borrowings	(313,116)	(562,973)
Proceeds from options exercised	131,324	0
Repayments on borrowings – related parties, net	(8,169)	(13,731)
Net cash provided (absorbed) by financing activities	55,534	(576,704)

Net increase in cash and cash equivalents	307,768	656,025
Cash and cash equivalents at beginning of period	499,744	699,645

Cash and cash equivalents at end of period	$807,512	$1,355,670

Reconciliation of net income to net cash provided by operating activities:

Net income	$1,158,073	$657,100

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444,439	360,916
Gain on sale/disposal of fixed assets	(3,017)	(25,119)
Expenses (net) related to pay down on officer note receivable	56,645	79,857
Decrease (increase) in:
Accounts receivable – billed	(961,865)	(183,059)
Accounts receivable – unbilled	326,709	(359,817)
Inventories	(241,970)	134,261
Income tax receivable	0	383,174
Prepaid expenses and other	(329,850)	(174,011)
Increase (decrease) in:
Accounts payable – trade	(172,528)	157,405
Accrued expenses and other liabilities	72,589	289,484
Accrued income taxes	158,437	0
Customer deposits	276,612	73,926
Deferred Taxes	70,194	0

Net cash provided by operating activities	$854,468	$1,394,117

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2005

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

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004.

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

The provision for federal income taxes for the three and nine months ending September 30, 2005 differs from enacted rates primarily due to utilization of net operating loss carry forwards of approximately $1 million as of December 31, 2004, which were previously reserved with a valuation allowance.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended September 30,
	2005	2004
Net income	$230,677	$273,306

Average shares outstanding for basic earnings per share	4,533,158	4,449,548
Dilutive effect of stock options and warrants	225,842	78,000
Average Shares Outstanding for Diluted Earnings per Share	4,759,000	4,527,548
Basic earnings per share	$.05	$.06
Diluted earnings per share	$.05	$.06

	Nine months ended September 30,
	2005	2004
Net income	$1,158,073	$657,100

Average shares outstanding for basic earnings per share	4,461,185	4,449,548
Dilutive effect of stock options and warrants	146,468	78,000
Average Shares Outstanding for Diluted Earnings per Share	4,607,653	4,527,548
Basic earnings per share	$.26	$.15
Diluted earnings per share	$.25	$.15

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

The following table summarizes options outstanding:

	Three Months Ended September 30, 2005
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	472,158	$.89
Granted on September 30, 2005	130,971	2.52
Forfeited	—	—
Exercised	(102,517)	.94
Options outstanding at end of period	500,612	$1.31
Options exercisable at end of period	312,975	$.89

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, there would have been no proforma effect on earnings from stock-based employee compensation expense determined under fair value method for the three and nine months ended September 30, 2005 and 2004, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the highway, construction, utility and farming industries. The Company’s operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, and water and feed troughs.

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2005. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

For the three months ended September 30, 2005, the Company had total revenue of $6,528,905 compared to total revenue of $5,686,567 for the three months ended September 30, 2004, an increase of $842,338, or 15%. Total product sales were $5,022,657 for the three months ended September 30, 2005 compared to $3,676,684 for the same period in 2004, an increase of $1,345,973, or 37%. Slenderwall™ production and sales increased significantly during the third quarter, resulting from growing customer acceptance and continued success in expanding on the applications and capabilities of Slenderwall™. The Company began production in July 2005 on one of three large soundwall projects, which are expected to be completed through the first quarter of 2006. Barrier sales were still strong through the third quarter of 2005, yet were lower than in 2004, because of the additional barrier volume from the Republican National Convention Project in 2004. Shipping and installation revenue was $1,059,737 for the three months ended September 30, 2005 compared to $1,663,353 for the same period in 2004, a decrease of $603,616, or 36%. The decrease was primarily related to the increased shipping and installation activity in 2004 related to the Republican National Convention Project. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. This normal activity remained mostly unchanged for the third quarter 2005 as compared to the same period of 2004. Royalty revenue was $309,101 for the three months ended September 30, 2005 compared to $257,820 for the same period in 2004, an increase of $51,281, or 20%. The increase was due primarily to three new licensees added during the first half of 2005 and one new licensee added during the third quarter of 2005, plus increased production volumes from licensees, especially licensees located in Florida and Texas. Rental revenue was $137,410 for the three months ended September 30, 2005 compared to $88,710 for the same period in 2004, an increase of $48,700, or 55%.

Total cost of goods sold for the three months ended September 30, 2005 was $5,059,418, an increase of $675,078, or 15%, from $4,384,340 for the three months ended September 30, 2004. Cost of goods sold as a percentage of total revenue stayed flat at 77% for the three months ended September 30, 2005 as compared to same period in 2004. Raw material costs increased slightly, mostly due to fuel surcharges from vendors combined with increased freight-in costs related to getting the materials to the plant. The increased raw materials costs were offset by decreases in direct labor related to improved management and controls of overtime. Also, included in cost of goods sold were shipping and installation expenses of $1,195,282 for the three months ended September 30, 2005 and $1,255,576 for the same period in 2004, a decrease of $60,294, or 5%. The smaller decrease in these expenses as compared to the decrease in the related revenues resulted mostly from increased fuel costs associated with operating Company trucks combined with various add-ons and change orders from installation activity related to architectural projects. The Company also made significant repairs and performed significant maintenance to its existing fleet of vehicles and trailers, in preparation for expected volume increases.

For the three months ended September 30, 2005, the Company’s general and administrative expenses decreased $30,308, or 4%, to $681,515 from $711,823 during the same period in 2004. The decrease was primarily due to the Company’s focus on cutting costs across various areas of the Company. The greatest reductions were realized in business insurance and bad debt expense, offset by additional employee-related costs.

Selling expenses for the three months ended September 30, 2005 increased $34,610, or 12%, to $326,863 from $292,252 for the three months ended September 30, 2004, primarily due to management’s decision to apply more resources to selling activities, including advertising. The Company also realized increased commissions expense due to increased sales volume.

The Company’s operating income for the three months ended September 30, 2005 was $461,109 compared to $298,152 for the three months ended September 30, 2004, an increase of $162,957. The increased operating income was primarily the result of increased production volume, especially for Slenderwall™ and soundwall related projects. Improved management of direct labor and overtime also contributed to the increased operating income.

Interest expense was $88,338 for the three months ended September 30, 2005, compared to $77,708 for the three months ended September 30, 2004. The increase of $10,630, or 14%, was due primarily to the addition of two new notes for the purchase of equipment, plus the effect of higher interest rates in 2005 compared to 2004.

Net income was $230,677 for the three months ended September 30, 2005, compared to net income of $273,306 for the same period in 2004. The basic and diluted net income per share for the current three-month period was $.05 compared to basic and diluted net income per share of .06 for the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

For the nine months ended September 30, 2005, the Company had total revenue of $17,431,560 compared to total revenue of $16,348,935 for the nine months ended September 30, 2004, an increase of $1,082,625, or 7%. Total product sales were $13,066,305 for the nine months ended September 30, 2005 compared to $12,467,532 for the same period in 2004, an increase of $598,773, or 5%. The increase primarily related to increased production volume in the Company’s Slenderwall™ and soundwall product categories. Through the third quarter 2005, Slenderwall™ production had increased 185% as compared to the same period in 2004. Soundwall production was up 30% for same period. The Company expects Slenderwall™ and soundwall production to continue to be strong in the near future. Rental revenue was $1,025,046 for the nine months ended September 30, 2005 compared to $247,970 for the same period in 2004, an increase of $777,076, or 313%. The significant increase in barrier rental revenue related to the Presidential Inauguration in January 2005 in Washington, DC. Shipping and installation revenue was $2,510,330 for the nine months ended September 30, 2005 compared to $3,108,742 for the same period in 2004, a decrease of $598,412, or 19%. The decrease was primarily related to the increased shipping and installation activity in 2004 related to the Republican National Convention Project. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. This normal activity slightly decreased over the nine months ended September 30, 2005, however, was offset by the Inauguration activity in January 2005. Royalty revenue was $829,879 for the nine months ended September 30, 2005 compared to $524,691 for the same period in 2004, an increase of $305,188, or 58%. The increase was due primarily to three new licensees added during the first half of the year and one new licensee added during the third quarter of 2005, plus increased production volumes from licensees, especially licensees located in Florida and Texas.

Total cost of goods sold for the nine months ended September 30, 2005 was $12,767,190, an increase of $454,692, or 4%, from $12,312,498 for the nine months ended September 30, 2004. Cost of goods sold as a percentage of total revenue decreased from 75% for the nine months ended September 30, 2004 to 73% for the nine months ended September 30, 2005. The majority of the decrease in cost of goods sold as a percentage of total revenue was due to improved margins from the large barrier rental project, which occurred in January 2005. These improvements were partially offset by extra labor costs and increased material costs related to complex forming of elaborate architectural detail related to one large project that was in production during the first half of the year. In addition, included in cost of goods sold is a reduction of approximately $288,000 related to the capitalization of concrete rental barriers not previously counted and recognized. Raw material costs also increased slightly, mostly due to fuel surcharges from vendors combined with the increased freight-in costs related to getting the materials to the plant. Also, included in cost of goods sold were shipping and installation expenses of $2,991,343 for the nine months ended September 30, 2005 and $3,015,276 for the same period in 2004, a decrease of $23,933, or 1%, related primarily to the decrease in shipping and installation activity related to architectural projects offset with the higher profit margins from a special project in January 2005.

For the nine months ended September 30, 2005, the Company’s general and administrative expenses decreased $142,110, or 7%, to $2,017,312 from $2,159,422 during the same period in 2004. The decrease was primarily due to the Company’s focus on cutting costs across various areas of the Company. Reductions were realized in business insurance and bad debt expense. Also, legal fees were significantly lower after the closure of some significant disputes during the first half of 2004, offset by additional employee-related costs.

Selling expenses for the nine months ended September 30, 2005 increased $29,995, or 3%, to $1,068,252 from $1,038,257 for the nine months ended September 30, 2004, primarily due to management’s decision during the third quarter 2005 to apply more resources to selling activities, including advertising. The Company also realized increased commissions expense due to increased sales volume during the third quarter 2005.

The Company’s operating income for the nine months ended September 30, 2005 was $1,578,806 compared to $838,758 for the nine months ended September 30, 2004, an improvement of $740,048, or 88%. The increased operating income was primarily the result of increased production activity for Slenderwall™ and soundwall products through September 30, 2005 and increased sales for security and highway barrier related work during the first quarter 2005. Increased royalty activity also contributed to the improvement.

Interest expense was $249,770 for the nine months ended September 30, 2005, compared to $237,102 for the nine months ended September 30, 2004. The increase of $12,668, or 5%, was due primarily to the addition of three new notes for the purchase of equipment, plus the effect of higher interest rates in 2005 compared to 2004, offset slightly by decreased principal balances, after seven term loans were paid in full between June 30, 2004 and 2005.

Net income was $1,158,073 for the nine months ended September 30, 2005, compared to a net income of $657,100 for the same period in 2004. The basic and diluted net income per share for the current nine-month period was $.26 and $.25, respectively, compared to basic and diluted net income per share of $.15 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,397,155 of contractual obligations at September 30, 2005, of which $510,394 was scheduled to mature within twelve months.

Schedule of Contractual Obligations:

Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and capital leases	$4,347,406	$480,584	$858,929	$416,004	$2,591,889
Operating leases	49,749	29,810	10,876	9,063	0

Total contractual cash obligations	$4,397,155	$510,394	$869,805	$425,067	$2,591,889

The Company has a $3,372,676 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note has an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

At September 30, 2005, the Company had cash totaling $807,512 compared to cash totaling $499,744 at December 31, 2004. During the period, financing activities provided $55,535 (net) and the Company used $602,234 in its investing activities, primarily for the purchase of equipment and rental barriers. The Company’s operating activities provided cash of $854,468 (net), primarily due to improved profitability from operations, especially in the rental barrier market. Increased royalty revenues and sales and production volumes also contributed to the positive cash flow. The Company used a portion of the additional cash flow to pay down aged accounts payable, which has allowed the Company to take all purchase discounts and eliminate interest paid to suppliers on overdue accounts payable.

Capital spending totaled $644,888 for the nine months ended September 30, 2005 versus $185,262 in the comparable period of the prior year, primarily for the purchase of equipment and rental barriers, plus some plant modernization. The Company also increased its stock of shipping and storage racks for both soundwall and Slenderwall™ product, in preparation for increased volume in these product lines. The Company plans to make additional capital expenditures of approximately $150,000 for routine equipment replacement, productivity improvements and plant upgrades that are planned for the remainder of 2005 based on the achievement of operating goals and the availability of funds.

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

As of November 10, 2005 the Company’s unaudited production backlog for booked orders was approximately $14,800,000 as compared to approximately $7,500,000 at the same time in 2004. This significant increase was the result of improved economic conditions in the area and management’s decision to apply more resources to selling and marketing. The majority of the projects relating to the backlog as of November 10, 2005 are scheduled to be produced and erected in the last quarter of 2005 and first half of 2006. The Company has also seen significant increases in the demand and sale of its Slenderwall™ and soundwall product lines with current production backlog scheduled through the third quarter 2006. Also, due to the lighter weight characteristics of the Slenderwall™, the Company has been able to considerably expand its service area into regions that previously could not be reached economically in the past.

The Company also enjoys a certain amount of regularly occurring repeat customer business, which should be considered in addition to the contracted and ordered production backlog described above. These orders typically have a quick turn around and represent a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and farm products.

However, the risk still exists that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the nine months ended September 30, 2005, increased fuel costs caused the costs of shipping for both raw materials and produced goods to increase during the period. Additionally, various vendors and suppliers began charging fuel surcharges, which increased the costs of some raw materials. It is expected that these increased fuel costs and surcharges may affect the gross profit for projects that went under contract in 2004 and are scheduled for production later in 2005. During the three months ended September 30, 2005, the Company was able to offset some of these fuel surcharges with fuel surcharge revenues, which were collected in October 2005.

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

On July 1, 2005, the Company began the first phase of implementing a new fully integrated accounting and business management system. The system will allow the Company to better estimate, monitor and account for profit and loss by project, as well as provide stronger controls across most areas of the business. The first phase, which was completed October 31, 2005, involved the implementation of all primary accounting functions for the Company and three of the its subsidiaries: Easi-Set Industries, Concrete Safety Systems, and Midland Advertising & Design. Implementation of the other subsidiaries has begun and is expected to be completed in 2006.

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - Other Information

Item 1. Legal Proceedings.

Reference is made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 for information as to reported legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 18, 2005, the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1.	The election of the following individuals to serve as directors until the next annual meeting or until their successors are duly elected and qualified:

	Shares Voted to
Name	Shares Voted For	Withhold Authority
Rodney I. Smith	4,084,953	136,600
Ashley B. Smith	4,085,853	135,700
Wesley A. Taylor	4,205,453	16,100
Andrew G. Kavounis	4,204,953	16,600

2.	The ratification of the selection by the Board of Directors of BDO Seidman, LLP as independent auditors for the year ending December 31, 2005.

For	Against	Abstain
4,214,760	5,293	1,500

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

SMITH-MIDLAND CORPORATION

Date: November 14, 2005	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)