Form 10KSB
period 2005-12-31
SMITH MIDLAND CORP
filed 2006-03-31
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.01 par value per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).    Yes  ☐    No  ☒

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

The Issuer’s revenues for its most recent fiscal year were $23,790,918.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 24, 2006, was $11,024,604.

As of March 24, 2006, the Company had outstanding 4,621,149 shares of Common Stock, $.01 par value per share.

Documents Incorporated By Reference

None.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our high level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of pending and future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change

•	the Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

Easi-Set Utility Vault

The Company produces a line of precast concrete underground utility vaults ranging in size from 27 to 882 cubic feet. Each Easi-Set utility vault normally comes with a manhole opening on the top for ingress and egress and openings around the perimeter, in accordance with the customer’s specifications, to access water and gas pipes, electrical power lines, telecommunications cables, or other such media of transfer. The utility vaults may be used to house equipment such as cable, telephone or traffic signal equipment, and for underground storage. The Company also manufactures custom-built utility vaults for special needs.

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

The Company has entered into 32 licensing agreements in the United States, and has established one licensee in each of Canada, Belgium, New Zealand, Mexico, and Spain and sub-licensees in Canada and Australia, for a total of 39 total licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. Additional licensees were added in 2005 with initial licensee fees amounting to approximately $165,000, compared to $132,000 for 2004.

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

Patents and Proprietary Information

The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company’s business will expire in 2009. The Company also owns three U.S. registered trademarks (Easi-Set®, Smith Cattleguard®, and Smith-Midland Excellence in Precast Concrete®) and one Canadian registered trademark (Easi-Set®).

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

Employees

As of March 22, 2006, the Company had 112 full-time and 4 part-time employees, 99 of which are located at the Company’s Midland Virginia facility, and 17 of which are located at the Company’s facility located in Reidsville, North Carolina. None of the Company’s employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

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

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2005 had a balance of $4.2 million. (see “Liquidity and Capital Resources”).

Item 3. Legal Proceedings

In March 2004, the Company received notice of a personal injury lawsuit filed by Thomas Hergenroeder in the Circuit Court for Baltimore City. Mr. Hergenroeder was working at a construction site located at the Baltimore Washington Airport located in Anne Arundel County, Maryland for another subcontractor. On or about August 2, 2002, Mr. Hergenroeder allegedly suffered injuries when he slipped and fell on acid and water that had been sprayed by the Company. The suit claimed $1,000,000 in damages plus interest and costs of suit herein. On September 8, 2005, the claim was settled for $25,683, which was paid in full by the Company’s insurance company.

The Company is not presently involved in any other litigation of a material nature.

Item 4. Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s Common Stock trades on the Boston Stock Exchange (“BSE”) and on the OTC Bulletin Board System under the symbol “SMID”.

As of March 20, 2006, there were approximately 75 record holders of the Company’s Common Stock. Management believes there are at least 400 beneficial owners of the Company’s Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company’s Common Stock for the periods indicated. Such information was obtained from Yahoo Finance. These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2005
First Quarter	$1.09	$0.91
Second Quarter	$1.84	$.70
Third Quarter	$4.00	$1.55
Fourth Quarter	$3.15	$2.15

2004
First Quarter	$1.02	$0.83
Second Quarter	$0.98	$0.81
Third Quarter	$0.94	$0.62
Fourth Quarter	$1.09	$0.67

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

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

Overall, the Company’s performance in 2005 was greatly improved over 2004 with net income of $1,350,894 for 2005 as compared to a net income of $492,451 for 2004.

For the year ended December 31, 2005, the Company had total revenue of $23,790,918 compared to total revenue of $22,115,056 for the year ended December 31, 2004, an increase of

$1,675,862, or 7.6%. Sales include revenues from product sales, royalty income, barrier rental income, installation income and shipping income. Total product sales were $18,428,647 for the year ended December 31, 2005, compared to $16,461,213 for the same period in 2004, an increase of $1,967,433, or 12%. Slenderwall™ sales increased $3,414,833, or 205%, from $1,663,623 in 2004. Soundwall sales increased $1,442,996, or 101%, from $1,422,324 in 2004. Easi-Set building sales increased $440,838, or 24%, in 2005 as compared to 2004. Utility product sales increased $301,352, or 12%, in 2005 as compared to 2004. Sales inquiries and orders in all categories, especially Slenderwall™, soundwall, and barrier continue to grow and the Company expects this growth trend to continue in 2006. Also, the Company rented and installed security barrier for the 2005 Presidential Inauguration in Washington, DC in the first quarter of 2005, which contributed significantly to the increased product, shipping, and installation revenues and net income.

Barrier rental revenue increased to $1,180,987 for the year ended December 31, 2004 from $805,132 for the year ended December 31, 2004, an increase of $375,855, or 47%. The increase related primarily to the Presidential Inauguration in January 2005 and other increased security and highway related contracts in the Washington D.C. metro area. Shipping and installation revenue was $3,090,086 for the year ended December 31, 2005 and $4,257,412 for the same period in 2004, a decrease of $1,167,327, or 27%. The decrease is due primarily to the increased shipping and installation revenue in 2004 related to the Republican National Convention Project. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. This normal activity also slightly decreased during 2005. Royalty income totaled $1,091,199 for the year ended December 31, 2005, compared to $591,299 for the same period in 2004. The increase of $499,900, or 85%, was due primarily to three new licensees added during the first half of the year and one new licensee added during the third quarter of 2005, plus increased production volumes from licensees, especially licensees located in Florida and Texas. Royalty revenue from the addition of new licensees increased to $247,582 compared to $128,756 for the same period in 2004.

Construction activity increased for the second consecutive year during 2005 in the Company’s primary markets, which was in line with the general economic condition in the area. This increased the number of projects available to the Company and decreased price pressure on the Company’s bids, which has equated to higher margins on bid projects. The Company expects this trend to continue into 2006. The Company’s unfilled order backlog for products increased during 2005 and is significantly higher than it was at the same time in 2004. The Company’s bid activity has continued to increase and remains high through the 1st quarter 2006. Company’s management expects the backlog to continue to grow in 2006, if the upturn in the construction industry continues, for which there can be no assurance.

Total cost of goods sold for the year ended December 31, 2005 was $17,567,149, an increase of $425,094, or 2%, from $17,142,055 for the year ended December 31, 2004. The majority of the increase was due to increased sales volume, plus the general impact of increased fuel prices during the second half of the year. Total cost of goods sold, as a percentage of total revenue, decreased to 74% for the year ended December 31, 2005, from 78% for the year ended December 31, 2004. The majority of the decrease in cost of goods sold as a percentage of total revenue was due to improved margins from the large barrier rental project, which occurred in January 2005. These improvements were partially offset by extra labor costs and increased material costs related to complex forming of elaborate architectural detail related to one large project that was in production during the first half of the year. In addition, included in cost of goods sold is a reduction of approximately $288,000 related to the capitalization of concrete rental barriers not previously counted and recognized. Raw material costs also increased slightly, mostly due to fuel surcharges from vendors combined with the increased freight-in costs related to getting the materials to the plant.

For the year ended December 31, 2005, the Company’s general and administrative expenses decreased $98,544 or 3.4%, to $2,765,732, from $2,864,276 during the same period in 2004. The decrease was primarily due to the Company’s attention to cutting costs across various areas of the Company. Costs reductions were realized in business insurance costs, professional fees, and bad debt expense, offset by additional employee related expenses. Legal fees were significantly lower after the closure of some significant disputes during 2004 and 2005. The Company expects general and administrative expenses to remain roughly flat for 2006 as compared to 2005, with the exception of some increased costs related to salaries due to increased cost of living in the Northern Virginia area.

Selling expenses for the year ended December 31, 2005 increased $40,130, or 2.8%, to $1,481,628 from $1,441,498 for the year ended December 31, 2004. The increase was primarily due to management’s decision during 2005 to apply more resources to selling activities, including advertising. The Company also realized increased commissions expense due to increased sales volume during 2005. The Company expects to maintain current levels of its advertising and marketing related expenses during 2006, which is roughly equal to normal historical levels.

The Company’s operating income for the year ended December 31, 2005 was $1,976,409 compared to operating income of $667,227 for the year ended December 31, 2004, an increase of $1,309,182. The increased operating income was primarily the result of increased production activity for Slenderwall™ and soundwall products through December 31, 2005 and increased sales for security and highway barrier related work during the first quarter 2005. Increased royalty activity also contributed to the improvement. Also, higher profit margins were realized on some products due to improvements in the economy in the Company’s primary service areas.

Interest expense and loan fees were $347,495 for the year ended December 31, 2005, compared to $312,894 for the year ended December 31, 2004. The increase of $34,600, or 11%, was due primarily to the addition of three new notes for the purchase of equipment, plus the effect of higher interest rates in 2005 compared to 2004, offset slightly by decreased principal balances, after seven term loans were paid in full between June 30, 2004 and June 30, 2005.

Other income, net, totaled $94,797 in the year ended December 31, 2005 compared to other income, net of $39,515 for the year ended December 31, 2004, an increase of $55,282, due primarily to increased vendor discounts taken resulting from prompt or earlier payment of vendor invoices.

Income tax expense was $412,000 for the year ended December 31, 2005 compared to income tax expense of $24,000 for the year ended December 31, 2004. During 2005, the Company began incurring income tax expense after completely utilizing its net operating loss carry forward. Net operating loss carry forwards for tax purposes at December 31, 2004 was approximately $1,147,000 and was completely offset with net income in 2005.

Net income was $1,350,894 for the year ended December 31, 2005, compared to net income of $492,451 for the same period in 2004. Basic and diluted net income per share for the current year was $.30 and $.29, respectively compared to basic and diluted net income per share of $.11 for the year ended December 31, 2004 with 4,480,151 basic and 4,596,028 diluted weighted average shares outstanding in the 2005 period versus 4,449,458 basic and 4,526,543 diluted weighted average shares outstanding in the 2004 period.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements in 2005 primarily with cash from operations and proceeds from bank and other borrowings.

The Company has a $3,346,302 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note has an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default. At December 31, 2005, the Company was in violation of covenants related to fixed asset expenditures, however, the Company received a waiver of the covenants by the USDA and the bank.

The Company has a second note with UPS Capital in the amount of $334,329. The note bears interest at prime plus 4.0% and matures on December 1, 2009.

At December 31, 2005, the Company had cash totaling $1,003,790 compared to cash totaling $499,744 at December 31, 2004. During 2005, the financing activities absorbed $43,582 (net) in cash, which resulted mainly from payments made on notes offset by proceeds from options exercised and three new notes used to purchase new equipment and tractors; investing activities absorbed $680,658 (net), primarily for the purchase of equipment and rental barriers. The Company’s operating activities provided cash of $1,228,286 (net) due to improved profitability from operations, especially in the rental barrier market. Increased royalty revenues and sales and production volumes also contributed to the positive cash flow. The Company used a portion of the additional cash flow to pay down aged accounts payable, which has allowed the Company to take all purchase discounts and eliminate interest paid to suppliers on overdue accounts payable.

Capital spending increased to $727,968 in 2005, from $284,625 in 2004, primarily for the purchase of equipment and rental barriers, plus various improvements in the plant and the existing infrastructure. The Company also increased its stock of shipping and storage racks for soundwall and Slenderwall™ product, in preparation for increased volume in these product lines. In 2006, the Company intends to continue to fund capital improvements; including upgrades to its shipping fleet and yard equipment cranes. The Company is also evaluating the possibility of acquiring other businesses for cash, stock, or a combination of both. If it proceeds to do so, the Company may want to raise equity capital.

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

Inflation

Management believes that the Company’s operations were not materially affected by inflation in 2005, except for the effect of increased fuel prices, which affected the cost of some raw materials and delivery costs of manufactured products.

Other Comments

As of March 24, 2006 the Company’s unaudited production backlog was approximately $13,800,000 as compared to approximately $6,400,000 at the same time in 2005. This significant increase was the result of improved economic conditions in the area and, to a lesser extent, management’s decision to apply more resources to selling and marketing. The majority of the projects relating to the backlog as of March 24, 2006 are scheduled to be produced and erected during 2006. The Company also has 7 projects equal to approximately $6,400,000 of additional production for which the Company has received letters of intent. The Company traditionally does not include projects in its production backlog calculation until the customer signs a complete contract. Accordingly, the Company has not included these amounts in its production backlog amount.

The Company also enjoys a certain amount of regularly occurring repeat customer business, which should be considered in addition to the contracted and ordered production backlog described above. These orders typically have a quick turn around and represent a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and farm products.

The Company has seen significant increases in the demand and sale of its Slenderwall™ and soundwall product lines, which makes up a significant portion of the Company’s current backlog. Also, due to the lighter-weight characteristics of the Slenderwall™, the Company has been able to expand its service area into regions that previously could not be reached economically in the past.

However, the risk still exists that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the twelve months ended December 31, 2005, increased fuel costs caused the costs of shipping for both raw materials and produced goods to increase during the period. Additionally, various vendors and suppliers began charging fuel surcharges, which increased the costs of some raw materials. During the second and third quarters of 2005, the Company was able to offset some of these increased fuel costs with fuel surcharge revenues and other revenue increases.

Recent Accounting Pronouncements

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

Item 7. Financial Statements

The following financial statements, which appear at the back portion of the report, are filed as part of this report:

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures.

There has been no change in the Company’s internal control over financial reporting during 2005.

The Company’s independent auditors advised management of deficiencies with respect to the documentation of job costs and the ability to identify on an on-going manner, the amount of profit or loss to be recognized on long-term contracts.

Management response

The Company’s principal executive officer and principal financial officer believe that the procedures followed by the Company provide reasonable assurance that the identified deficiencies did not lead to material misstatements in the Company’s audited consolidated financial statements included in this report on Form 10-KSB.

The Company’s principal executive officer and principal financial officer believe that the information system used in the Virginia plant during 2005 was deficient in its ability to provide timely and accurate product cost information. A replacement accounting system, MAS 500, was partially implemented on January 1, 2006. The remaining areas of the new accounting system are planned to be implemented during 2006. This system will provide full integration of the manufacturing process and the ability to provide timely and accurate cost information on the products the Company sells. The Company recognizes the need to document its processes and provide extensive training to the company’s personnel in how the system works and what their responsibilities are.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Age	Director Or Executive Officer Since	Position
Rodney I. Smith	67	1970	Chief Executive Officer, President,
			and Chairman of the Board of
			Directors

Ashley B. Smith	43	1994	Vice President of Sales and
			Marketing and Director

Wesley A. Taylor	58	1994	Vice President of Administration,
			Secretary, and Director

Andrew G. Kavounis	80	1995	Director

Lawrence R. Crews	37	2004	Chief Financial Officer

John Bareno	40	2005	Chief Operating Officer
			Smith-Midland Corp. (Virginia)

Steve Ott	39	2005	Vice President of Engineering
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

Lawrence R. Crews Chief Financial Officer. Mr. Crews joined the Company in March 2004 and assumed the role of Chief Financial Officer in April 2004. Previously, he was the Chief Financial Officer of GPM Investments, d.b.a. Fas Mart and Shore Stop Convenience Stores, from January 2003 to March 2004. From March 2001 to October 2002 he was an Assistant Controller for Swifty Serve Convenience Stores, Inc. From June 1999 to March 2001, he was an auditor with Arthur Andersen, LLP. Mr. Crews holds a Master of Accounting degree and a Bachelor of Arts degree in Communication both from North Carolina State University.

John Bareño. Chief Operating Officer, Smith Midland Corp. (Virginia). Mr. Bareño joined the Company in August 2005. Mr. Bareño previously served, from 1997 to 2005, as Vice President and General Manager for Oldcastle Precast Inc., a manufacturer of precast & prestressed concrete. From 1993 to 1997, Mr. Bareño was a Superintendent for A.T. Constructors, a mid-to-high-rise building general contractor.

Steve Ott. Vice President of Engineering, Smith Midland Corp.(Virginia). Mr. Ott joined the Company in October 2005. Prior to joining the Company, Mr. Ott served as Engineering Manager for the Shockey Precast Group in Fredericksburg, Virginia from June 2001 to October 2005. Mr. Ott worked at Shockey Precast Group’s Winchester plant from 1998 to 2001. From 1991 through 1997 Mr. Ott worked in Belgium for a consulting structural engineering firm and for a precast concrete manufacturer. From 1988 to 1991 Mr. Ott worked at Brandow and Johnston Structural Engineers in Los Angeles California. Mr. Ott holds a Bachelor of Science degree in Structural Engineering from the University of California at San Diego and a Masters of Business Administration from the University of Mary Washington.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten per cent (10%) beneficial owners were satisfied, except as follows: Wesley A. Taylor, an executive officer and director of the Company, filed a Form 4 in October 2005 that reported late the exercise of options and sale of shares of common stock of the Company that occurred on five different days during 2005 and Ashley B. Smith, an executive officer and director of the Company, filed a Form 4 in October 2005 that reported late the exercise of options and a sale of shares of common stock of the Company on two different days in 2005.

Code of Ethics

The Company adopted a code of ethics that applies to the principal executive officer, Chief Financial Officer, Controller and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on December 17, 2003. A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003.

Audit Committee

The Company does not have an Audit Committee of the Board of Directors; the entire Board of Directors serves the functions of the Audit Committee. No member of the Board of Directors qualifies as an “Audit Committee financial expert” as defined in Regulation S-B. As a small company, the Company has not had the resources to recruit a person that so qualifies.

Item 10. Executive Compensation.

The following table sets forth the compensation paid by the Company for services rendered for the last three completed fiscal years to the executive officers of the Company and its subsidiaries (the “named executive officers”), whose cash compensation exceeded $100,000 during 2005:

	Annual Compensation						Long Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $		Other Annual Compensation $		Restricted Stock Award $	Securities Under- Lying Options/ SARs (#)	LTIP Payouts $	All Other Compensation $
Rodney I. Smith	2005	89,286	0		258,000	**	0	20,000	0	0
President, Chief Executive Officer and	2004	92,660	0		258,000	**	0	0	0	0
Chairman of the Board.	2003	82,192	31,560	*	258,000	**	0	20,000	0	0

Lawrence R. Crews	2005	99,233	4,067		0		0	10,000	0	0
Chief Financial Officer	2004	78,854	0		0		0	0	0	0
	2003	0	0		0		0	0	0	0

Ashley B. Smith	2005	118,089	7,277		0		0	10,000	0	0
VP of Sales and	2004	99,656	0		0		0	0	0	0
Marketing and Director	2003	92,310	20,316		0		0	10,000	0	0

*	Represents amounts paid for an annual performance-based bonus, which were approved by the Board of Directors.
**	For 2005, 2004, and 2003 $159,000 of the amount shown was for a non-cash (except for the portion related to the payment of taxes) payment to Rodney Smith to pay down an officer receivable due the Company. The receivable originated in 1968 and 1969, prior to the Company going public, as two $30,000 loans to Rodney Smith, in lieu of salary, during two less profitable years. The current amount owed is equal to original $60,000 principal plus accrued interest. See “Employment Contracts and Termination of Employment and Change in Control Arrangements.” In 2005, 2004, and 2003, $99,000 was paid to Mr. Smith for an annual royalty fee paid under his employment agreement.

Compensation of Directors

All non-employee Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. Also, in 2005, Andrew G. Kavounis, an outside Director, received options to purchase 3,000 shares of common stock of the Company. All employee Directors, except Rodney I Smith, receive $250 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties. Rodney I. Smith receives no compensation as a Director, but is reimbursed for expenses incurred in connection with the performance of his duties as a Director.

Option Grants in Past Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
Rodney I. Smith	20,000	15.27%	2.52	30 Sep 2015
Lawrence R. Crews	10,000	7.64%	2.52	30 Sep 2015
Ashley B. Smith	10,000	7.64%	2.52	30 Sep 2015

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Year End (#)		Value of Unexercised In-the-Money Options at Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Rodney I. Smith	0	0	173,333	26,667	377,750	25,400
Lawrence R. Crews	0	0	0	10,000	0	5,300
Ashley B. Smith	10,000	25,875	46,117	13,333	96,836	12,699

(1)	Value is based on the closing price of the Company’s Common Stock on December 31, 2005 ($3.05), the last trading day of 2005, less the option exercise price.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2006, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	769,131	16.0
Ashley B. Smith (1)(3)(4)(6)	143,734	3.1
Wesley A. Taylor (1)(7)	28,416	*
Andrew G. Kavounis (1)(8)	5,000	*
Lawrence R. Crews (1)	—	*
AL Frank Asset Management, Inc. (9)	646,414	14.0
Rolland A. Adkins (10)	290,000	6.3
All directors, executive officers and key employees as a group (7 persons)(2)(11)	946,281	19.5

*	Less than 1%
(1)	The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, and Crews is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.
(2)	Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3)	Ashley B. Smith is the son of Rodney I. Smith. Each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership of the other’s shares of Common Stock.
(4)	Does not include options to purchase 1,667 shares held by Matthew Smith and an aggregate of 86,489 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith. Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.
(5)	Includes 80,000 shares of Common Stock held by Hazel Smith, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Smith. Includes options to purchase 173,333 shares.
(6)	Includes options to purchase 46,117 shares.
(7)	Includes options to purchase 3,333 shares.
(8)	Includes options to purchase 5,000 shares.
(9)	Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651
(10)	Address of holders is 42443 County Road 1, Rice, MN 56367-9599
(11)	Includes options to purchase 227,783 shares for all directors, executive officers and key employees as a group.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	473,153	$1.37	369,029
Equity compensation plans not approved by security holders	0	$0	0
Total	473,153	$1.37	369,029

Item 12. Certain Relationships and Related Transactions.

At December 31, 2005, the Company owned an unsecured note receivable for approximately $143,730 from Mr. Rodney I. Smith, the Company’s President, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes (more fully described in Item 10). Principal received on the note was $112,864 for the year ended December 31, 2005 and $106,476 the year ended December 31, 2004. Total interest received on this note was approximately $15,396 and $21,784 for the years ended December 31, 2005 and 2004, respectively.

Item 13. Exhibits

(1) The following exhibits are filed herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

4.2	Rights Agreement, dated as of January 21, 2003, between the Company and Computershare Trust Company, Inc., as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

10.1	Lease Agreement, dated January 1, 1995, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.2	Collateral Assignment of Letters Patent, dated between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.3	Form of License Agreement between the Company and its Licensee (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.4	Promissory Note from Rodney I. Smith to the Company, dated as of December 31, 1997 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.5	First National Bank of New England Loan Agreement, assumed by UPS Capital, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.6	First National Bank of New England Loan Note, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.8	First National Bank of New England Commercial Loan Agreement dated December 20, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.9	First National Bank of New England Commercial Term Promissory Note dated December 20, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.10	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.11	1994 Stock Option Plan (as amended through October 1, 2002) (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No.: 333-102892) filed with the Commission on January 31, 2003).

10.12	2004 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.13	UPS Capital Business Credit Loan Note dated December 16, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

14	Code of Professional Conduct. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Tax Fees. Tax fees are for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice, and tax planning. These fees related to services for preparation of taxes for 2004 and the estimated tax payments for 2005.

The Company does not have an Audit Committee. The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures. Instead, the Board will pre-approve the provision by BDO Seidman, LLP of all audit or non-audit services.

	2005	2004
Audit Fees	$112,305	$147,000
Audit –Related Fees	—	—
Tax Fees	31,565	43,000
All Other Fees	—	—

Smith-Midland Corporation

and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

Smith-Midland Corporation

and Subsidiaries

Report of Independent Registered Public Accountants

To the Board of Directors

Smith-Midland Corporation

Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia

March 23, 2006

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

December 31,	2005	2004
Assets (Note 2)
Current assets
Cash	$1,003,790	$499,744
Accounts receivable
Trade – billed, (less allowance for doubtful accounts of $239,300 and $212,600)	4,761,718	4,327,465
Trade – unbilled	134,075	470,813
Inventories
Raw materials	861,872	820,816
Finished goods	1,755,388	1,530,969
Prepaid expenses and other assets	144,946	105,563
Deferred taxes (Note 4)	195,000	—

Total current assets	8,856,788	7,755,370

Property and equipment, net (Note 1)	3,443,273	2,975,103

Other assets
Notes receivable, officer (Note 3)	143,730	256,594
Other	163,603	191,925
Deferred taxes (Note 4)	—	54,000

Total other assets	307,333	502,519

	$12,607,394	$11,232,992

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

December 31,	2005	2004
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – trade	$1,248,751	1,943,196
Accrued income taxes payable (Note 4)	327,825	24,000
Accrued expenses and other liabilities	765,447	807,470
Current maturities of notes payable (Note 2)	411,635	395,833
Note payable – related parties	—	8,169
Customer deposits	476,478	191,747

Total current liabilities	3,230,136	3,370,415

Notes payable – less current maturities (Note 2)	3,829,212	4,019,192
Deferred taxes (Note 4)	215,000	—

Total liabilities	7,274,348	7,389,607

Commitments and contingencies (Notes 3, 5 and 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,610,191 and 4,449,548 issued and outstanding	46,102	44,495
Additional paid-in capital	4,326,548	4,189,388
Retained earnings (deficit)	1,062,696	(288,198)

	5,435,346	3,945,685
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,333,046	3,843,385

	$12,607,394	$11,232,992

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31,	2005	2004
Revenue
Products sales and leasing	$22,699,719	$21,523,757
Royalties	1,091,199	591,299

Total revenue	23,790,918	22,115,056

Cost of goods sold	17,567,149	17,142,055

Gross profit	6,223,769	4,973,001

Operating expenses
General and administrative expenses	2,765,732	2,864,276
Selling expenses	1,481,628	1,441,498

Total operating expenses	4,247,360	4,305,774

Operating income	1,976,409	667,227

Other income (expense)
Interest expense	(347,495)	(312,894)
Interest income (Note 3)	33,612	23,089
Gain on sale of assets	5,571	99,514
Other, net	94,797	39,515

Total other income (expense)	(213,515)	(150,776)

Income before income tax expense	1,762,894	516,451
Income tax expense (Note 4)	412,000	24,000

Net income	$1,350,894	$492,451

Basic earnings per share (Note 8)	$.30	$.11
Diluted earnings per share (Note 8)	$.29	$.11

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance, December 31, 2003	$44,495	$4,189,388	$(780,649)	$(102,300)	$3,350,934

Net income	—	—	492,451	—	492,451
Balance, December 31, 2004	44,495	4,189,388	(288,198)	(102,300)	3,843,385

Stock Options Exercised	1,607	137,160	—	—	138,767

Net income	—	—	1,350,894	—	1,350,894

Balance, December 31, 2005	$46,102	$4,326,548	$1,062,696	$(102,300)	$5,333,046

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31,	2005	2004
Cash Flows From Operating Activities
Cash received from customers	$23,978,133	$21,644,232
Cash paid to suppliers and employees	(22,496,342)	(21,114,201)
Income taxes (paid) received, net	(34,198)	433,169
Interest paid	(347,495)	(312,894)
Other	128,188	84,105

Net cash provided by operating activities	1,228,286	734,411

Cash Flows From Investing Activities
Purchases of property and equipment	(727,968)	(284,625)
Proceeds from sale of fixed assets	47,310	160,273

Net cash absorbed by investing activities	(680,658)	(124,352)

Cash Flows From Financing Activities
Proceeds from borrowings	245,495	56,365
Repayments of borrowings	(419,675)	(647,826)
Net repayments on line of credit	—	(200,000)
Repayments on borrowings – related parties, net	(8,169)	(18,499)
Proceeds from options exercised	138,767	—

Net cash absorbed by financing activities	(43,582)	(809,960)

Net increase (decrease) in cash	504,046	(199,901)

Cash, beginning of year	499,744	699,645

Cash, end of year	$1,003,790	$499,744

Supplemental schedule of non-cash investing activities
Bonus to repay officer note receivable	$112,864	$106,475

continued…

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

Year Ended December 31,	2005	2004
Reconciliation of net income to net cash provided by operating activities

Net income	$1,350,894	$492,451
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	506,061	485,348
Deferred taxes	74,000	(54,000)
Gain on sale of fixed assets	(5,571)	(99,514)
Expenses (net) related to pay down on officer note receivable	112,864	106,475
(Increase) decrease in
Accounts receivable – billed	(434,253)	(125,630)
Accounts receivable – unbilled	336,738	(448,001)
Inventories	(265,475)	110,863
Prepaid expenses and other assets	(411,924)	348,190
Income tax receivable	—	433,169
Claims and accounts receivable	—	676,203
Increase (decrease) in
Accounts payable – trade	(694,444)	(624,816)
Accrued expenses and other liabilities	70,841	308,548
Accrued income taxes payable	303,825	24,000
Customer deposits	284,730	102,807
Reserve for contract losses	—	(1,001,682)

Net cash provided by operating activities	$1,228,286	$734,411

See accompanying summary of accounting policies

and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Summary of Significant Accounting Policies

Nature of Business	Smith-Midland Corporation and its wholly owned subsidiaries (the “Company”) develop, manufacture, license, sell, rent, and install precast concrete products for the construction, transportation and utilities industries in the Mid-Atlantic, Northeastern, and Mid-Western regions of the United States.

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories	Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Property and Equipment	Property and equipment is stated at cost. Expenditures for ordinary maintenance and repairs are charged to income as incurred. Costs of betterments, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	10-33
Trucks and automotive equipment	3-10
Shop machinery and equipment	3-10
Land improvements	10-15
Office equipment	3-10
Rental equipment	10

Income Taxes	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. If the fair value method prescribed by SFAS 123 had been adopted, the effect on earnings would have been as follows:

Year Ended December 31,	2005	2004
Net income, as reported	$1,350,894	$492,451

Less: stock-based employee compensation expense determined under fair value based method	15,389	—

Proforma net income	$1,335,505	$492,451

Basic earnings per share:
Reported	$.30	$.11
Proforma	.30	.11

Diluted earnings per share:
Reported	$.29	$.11
Proforma	.29	.11

The Company granted 130,971 stock options during the year ended December 31, 2005. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 84%, risk-free interest rate of 4.42% and expected lives of three years. The weighted average fair value of options granted during the year ended December 31, 2005 was $1.41. No options were granted in 2004. Substantially all options become vested and exercisable ratably over a three-year period. For the purposes of this proforma disclosure, all options granted prior to 2004 were expensed on a proforma basis in full prior to 2004.

At December 31, 2005, the Company had no warrants outstanding.

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

Certain sales of architectural, soundwall, Slenderwall™ and barrier concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements, which affect profit, are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed. Billings in advance of units produced are included in customer deposits.

Shipping and Handling	Amounts billed to customers are recorded in sales and the costs associated with the shipping and handling are recorded as cost of goods sold.

Risks and Uncertainties	The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2005 is adequate. However, actual write-offs may exceed the recorded allowance.

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

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Estimates	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs	The Company expenses all advertising costs as incurred. Advertising expense was approximately $166,000 and $149,000 in 2005 and 2004, respectively.

Earnings Per Share	Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity.

Long-Lived Assets	The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2005.

Recent Accounting Pronouncements	SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Although the Company has not completed its assessment, it does not believe that the impact on the consolidated financial position or results of operations will be material.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Recent Accounting Pronouncements (continued)	SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 was issued in November 2004. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

Reclassifications	Certain reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2005 presentation.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

1. Property and Equipment	Property and equipment consist of the following:

December 31,	2005	2004
Land and land improvements	$699,068	$727,223
Buildings	2,518,367	2,442,128
Machinery and equipment	6,903,789	6,405,486
Rental equipment	606,193	199,222

	10,727,417	9,774,059
Less: accumulated depreciation	7,284,144	6,798,956

	$3,443,273	$2,975,103

2. Notes Payable	Notes payable consist of the following:

December 31,	2005	2004
Mortgage payable to UPS Capital, maturing June 2021; with monthly payments of approximately $40,000 of principal and interest, interest at prime plus 1.5% (8.75% at December 31, 2005); collateralized by principally all assets of the Company.	$3,346,302	$3,456,582

Note payable to UPS Capital, maturing December 1, 2009; with monthly payments of $8,326 of principal and interest at prime plus 4.0% (11.25% at December 31, 2005); collateralized by blanket lien on Company assets.	334,329	400,000

Installment notes and capitalized leases, collateralized by certain machinery and equipment maturing at various dates, primarily through 2010, with interest at 7.25% through 11.07%.	560,218	558,443

	4,240,847	4,415,025
Less current maturities	411,635	395,833

	$3,829,212	$4,019,192

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

2. Notes Payable (continued)	The Company’s mortgage loan, with a balance of $3,346,302 at December 31, 2005, is guaranteed in part by the U.S. Department of Agriculture Rural Business – Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on total outstanding indebtedness and annual capital expenditures. At December 31, 2005, the Company was in violation of covenants related to fixed asset expenditures, however, the Company received a waiver of the covenants by the USDA and the bank.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,	Amount
2006	$411,635
2007	390,071
2008	273,418
2009	272,885
2010	172,152
Thereafter	2,720,686

$4,240,847

3. Related Party Transactions	The Company currently leases three and one half acres of its Midland, Virginia property from its President, on a month-to-month basis, as additional storage space for the Company’s finished work product. The lease agreement calls for an annual rent of $24,000.

At December 31, 2005, the Company held an unsecured note receivable for $143,730 from its President and majority shareholder, accruing interest at a rate of 6% per annum. Principal payments on the note were $112,864 for the year ended December 31, 2005 and $106,476 for the year ended December 31, 2004. Total interest income on this note was $15,396 and $21,784 for the years ended December 31, 2005 and 2004, respectively.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

4. Income Taxes	Income tax expense is comprised of the following:

Year Ended December 31,	2005	2004
Current
Federal	$247,000	$52,000
State	91,000	26,000

	338,000	78,000

Deferred
Federal	66,000	(52,000)
State	8,000	(2,000)

	74,000	(56,000)

	$412,000	$24,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

Year Ended December 31,	2005		2004
	Amount	Percent	Amount	Percent
Income taxes at statutory rate	$609,000	34%	$176,000	34%
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(342,000)	(19)	(123,000)	(24)
State income taxes, net of federal benefit	91,000	5	24,000	5
Other	54,000	3	(53,000)	(10)

	$412,000	23%	$24,000	5%

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

4. Income Taxes (continued)	Deferred tax assets (liabilities) are as follows:

December 31,	2005	2004
Net operating loss carryforward	$—	$436,000
Depreciation	(215,000)	(186,000)
Provision for doubtful accounts	91,000	81,000
Vacation accrued	60,000	50,000
Deferred income	64,000	15,000
Other	(20,000)	—

Net deferred tax asset (liability)	(20,000)	396,000
Deferred tax asset valuation allowance	—	(342,000)

Current portion, net	195,000	—
Long-term portion, net	(215,000)	54,000

	$(20,000)	$54,000

During 2005, the Company used all of its net operating loss carry forward for tax purposes, which at December 31, 2004 was approximately $1.1 million.

At December 31, 2004, the Company offset the deferred tax asset with a valuation allowance since it could not predict the timing of the generation of future taxable income.

5. Employee Benefit Plans	The Company has a 401(k) retirement plan (the “Plan”) covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 50% of the participant’s contribution, up to 4% of the participant’s compensation, as a matching contribution. Total contributions for the years ended December 31, 2005 and 2004 were approximately $58,000 and $50,200, respectively.

6. Stock Options	Under a 1994 Stock Option Plan, (“1994 Plan”) up to 1,025,000 options were available for grant. Options outstanding under the 1994 Plan at December 31, 2005 were 342,182. On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the “2004 Plan”), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company’s Common Stock. Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

6. Stock Options (continued)	employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. Options of 130,971 were granted in 2005. No options were granted in 2004. The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2005:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2003	$1.00	607,075	365,742
Granted	—	—	—
Forfeited	.93	(73,250)	(19,917)
Exercised	—	—	—
Vested	—	—	124,000

Balance, December 31, 2004	1.01	533,825	469,825
Granted	2.52	130,971	—
Forfeited	2.55	(31,000)	(23,667)
Exercised	.86	(160,643)	(160,643)
Vested	—	—	28,337

Balance, December 31, 2005	$1.37	473,153	313,852

The following table summarizes options outstanding at December 31, 2005:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Number of Shares
$.56	27,000	3.0	27,000
.80 – .83	201,332	7.12	173,002
1.00 – 1.39	113,850	3.58	113,850
2.52	130,971	9.75	—

	473,153		313,852

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

7. Commitments and Contingencies	On March 26, 2004, the parties, with the assistance of the Court-appointed Mediator, reached agreement to settle the Bradley Hall Project lawsuit. The settlement was approved by the court and became final. As a result, all claims by or against the Company asserted in the action were dismissed with prejudice. The Company’s only obligation in connection with the settlement was the payment of the sum of $30,000 to Seacoast, which was paid in 2004, in exchange for which the Company received a complete release of liability in connection with the Project. The Company recorded a non-cash gain in the amount $295,478 in 2004 as a result of netting the amount recorded for Claims Receivable against the amount recorded for Estimated Contract Loss.

In March 2004, the Company received notice of a personal injury lawsuit filed by Thomas Hergenroeder in the Circuit Court for Baltimore City. Mr. Hergenroeder was working at a construction site located at the Baltimore Washington Airport located in Anne Arundel County, Maryland for another subcontractor. On or about August 2, 2002, Mr. Hergenroeder allegedly suffered injuries when he slipped and fell on acid and water that had been sprayed by the Company. The suit claimed $1,000,000 in damages plus interest and costs of suit herein. On September 8, 2005, the claim was settled for $25,683, which was paid in full by the Company’s insurance company.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

8. Earnings Per Share	Earnings per share is calculated as follows:

Year ended December 31,	2005	2004
Basic earnings
Income available to common shareholder	$1,350,894	$492,451

Weighted average shares outstanding	4,480,151	4,449,548

Basic earnings per share	$.30	$.11

Diluted earnings per share
Income available to common shareholder	$1,350,894	$492,451

Weighted average shares outstanding	4,480,151	4,449,548
Dilutive effect of stock options	115,877	76,995

Total weighted average shares outstanding	4,596,028	4,526,543

Diluted earnings per share	$.29	$.11

The total number of anti-dilutive shares excluded from the calculation of diluted earnings per share for 2004 was 181,825.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: March 31, 2006	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(principal executive officer)

	By:	/s/ Lawrence R. Crews
Lawrence R. Crews, CFO
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith Rodney I. Smith	Director	March 31, 2006

/s/ Wesley A. Taylor Wesley A. Taylor	Director	March 31, 2006

/s/ Ashley B. Smith Ashley B. Smith	Director	March 31, 2006

/s/ Andrew G. Kavounis Andrew G. Kavounis	Director	March 31, 2006