Form 10QSB
period 2006-03-31
SMITH MIDLAND CORP
filed 2006-05-15
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006	Commission File Number 1-13752

SMITH-MIDLAND CORPORATION

(Exact Name of Small Business

Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728

(Address of Principal Executive Offices)

(540) 439-3266

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No  ☒

As of May 10, 2006, the Company had outstanding 4,627,149 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:    Yes    No  ☒

SMITH-MIDLAND CORPORATION

PART I — Financial Information

Item 1. Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	Unaudited	Audited
Assets
Current assets
Cash	$414,351	$1,003,790
Accounts receivable
Trade — billed (less allowance for doubtful accounts of $255,108 and $239,300)	5,959,618	4,761,718
Trade — unbilled	435,311	134,075
Inventories
Raw materials	769,784	861,872
Finished goods	1,997,128	1,755,388
Prepaid expenses and other assets	150,799	144,945
Deferred taxes	186,000	195,000
Total currents assets	9,912,991	8,856,788
Property and equipment, net	3,463,779	3,443,273
Other assets
Notes receivable, officer	113,821	143,730
Other	159,731	163,603
Total other assets	273,552	307,333
Total assets	$13,650,322	$12,607,394
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable — trade	$2,285,678	$1,248,751
Accrued expenses and other liabilities	783,660	765,447
Accrued income taxes	128,090	327,825
Current maturities of notes payable	410,960	411,635
Customer deposits	494,124	476,478
Total current liabilities	4,102,512	3,230,136
Notes payable — less current maturities	3,768,090	3,829,212
Deferred taxes	228,000	215,000
Total liabilities	8,098,602	7,274,348
Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,621,816 and 4,610,191 issued and outstanding, respectively	46,218	46,102
Additional paid-in capital	4,336,977	4,326,548
Retained earnings	1,270,825	1,062,696
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Total stockholders’ equity	5,551,720	5,333,046
Total liabilities and stockholders’ equity	$13,650,322	$12,607,394

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Product sales and leasing	$6,721,499	$5,445,249
Royalties	275,669	159,207
Total Revenue	6,997,168	5,604,456
Cost of goods sold	5,508,381	3,602,866
Gross profit	1,488,787	2,001,590
Operating expenses:
General and administrative expenses	615,949	677,660
Selling expenses	449,154	349,507
Total operating expenses	1,065,103	1,027,167
Operating income	423,684	974,423
Other income (expense):
Interest expense	(94,866)	(80,513)
Interest income	8,164	8,053
Loss on sale of fixed assets	0	(1,106)
Other, net	(1,853)	14,277
Total other income (expense)	(88,555)	(59,289)
Income before income taxes	335,129	915,134
Income tax expense	127,000	62,000
Net income	$208,129	$853,134
Basic earnings per share	$.05	$.19
Diluted earnings per share	$.04	$.19

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$5,515,678	$5,875,016
Cash paid to suppliers and employees	(5,640,069)	(5,355,231)
Income taxes paid, net	(304,735)	(7,000)
Interest paid	(94,866)	(80,513)
Other	108,786	171,793
Net cash (absorbed) provided by operating activities	(415,206)	604,065
Cash flows from investing activities:
Purchases of property and equipment	(122,980)	(268,723)
Proceeds from sale of fixed assets	0	14,549
Net cash absorbed by investing activities	(122,980)	(254,174)
Cash flows from financing activities:
Proceeds from borrowings	48,097	56,365
Repayments of borrowings	(109,895)	(73,655)
Proceeds from options exercised	10,545	0
Repayments on borrowings – related parties, net	0	(4,868)
Net cash absorbed by financing activities	(51,253)	(22,158)
Net (decrease) increase in cash and cash equivalents	(589,439)	327,733
Cash and cash equivalents at beginning of period	1,003,790	499,744
Cash and cash equivalents at end of period	$414,351	$827,477
Reconciliation of net income to net cash provided by operating activities:
Net income	$208,129	$853,134
Adjustments to reconcile net income to net cash (absorbed) provided by operating activities:
Depreciation and amortization	102,475	149,463
Loss on sale/disposal of fixed assets	0	1,106
Expenses (net) related to pay down on officer note receivable	29,909	28,216
Stock option compensation expense	15,389	0
Deferred taxes	22,000	0
Decrease (increase) in:
Accounts receivable — billed	(1,197,900)	(198,876)
Accounts receivable — unbilled	(301,236)	408,546
Inventories	(149,652)	(72,851)
Prepaid expenses and other	(31,889)	(154,940)
Increase (decrease) in:
Accounts payable — trade	1,036,927	(419,699)
Accrued expenses and other liabilities	32,731	(105,924)
Accrued income taxes	(199,735)	55,000
Customer deposits	17,646	60,890
Net cash (absorbed) provided by operating activities	$(415,206)	$604,065

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in Smith-Midland Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of the management of Smith-Midland Corporation (the “Company”), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company’s results of operations for the three months ended March 31, 2006 and 2005.

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2006 presentation.

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

For the three months ended March 31, 2006, tax expense was significantly greater than the same period in 2005, due primarily to the Company using net operating loss carry forwards, which were substantially reduced by a valuation allowance on the related deferred tax asset prior to utilization in 2005.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended March 31,
	2006	2005
Net income	$208,129	$853,134
Average shares outstanding for basic earnings per share	4,612,731	4,449,548
Dilutive effect of stock options and warrants	248,244	83,000
Average Shares Outstanding for Diluted Earnings per Share	4,860,974	4,532,548
Basic earnings per share	$.05	$.19
Diluted earnings per share	$.04	$.19

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. No proforma stock compensation expense was necessary for the three month period ended March 31, 2005 as no options were granted during the period and all options granted prior to 2005 had already been expensed in full on a proforma basis in accordance with SFAS 123.

In accordance with SFAS 123R, stock option expense for the three months ended March 31, 2006 was $15,389. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS 123R to measure the fair value of stock options.

The fair value of options and warrants granted in 2005 was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.42%
Dividend yield	0%
Volatility factor	84%
Weighted average expected life	3.0 years

The following table summarizes options outstanding:

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	473,153	$1.37
Granted	—	—
Forfeited	(2,667)	2.10
Exercised	(11,625)	.91
Options outstanding at end of period	458,861	$1.38
Options exercisable at end of period	302,227	$.94

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2006 are not necessarily indicative of the results for the Company’s operations for the year ending December 31, 2006. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company’s accounting policies and other risks detailed in the Company’s Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

For the three months ended March 31, 2006, the Company had total revenue of $6,997,168 compared to total revenue of $5,604,456 for the three months ended March 31, 2005, an increase of $1,392,712, or 24.9%. Total product sales were $5,188,175 for the three months ended March 31, 2006 compared to $4,740,048 for the same period in 2005, an increase of $448,127, or 9%. Slenderwall™ production and sales increased significantly during the first quarter, resulting from growing customer acceptance and continued success in expanding on the applications and capabilities of Slenderwall™. Soundwall and barrier production and sales also remained strong in the first quarter. Shipping and installation revenue was $1,533,324 for the three months ended March 31, 2006 compared to $705,201 for the same period in 2005, an increase of $828,123, or 117%. The increased shipping and installation activity related primarily to Slenderwall™ and soundwall products. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. Royalty revenue was $275,669 for the three months ended March 31, 2006 compared to $159,207 for the same period in 2005, an increase of $116,462, or 73%. The increase was due primarily to several new licensees added during 2005 and one new licensee added during the first quarter of 2006, plus increased production volumes from licensees, especially licensees located in Florida and Texas. Rental revenue was $102,334 for the three months ended March 31, 2006 compared to $748,095 for the same period in 2005, a decrease of $645,761, or 86%. The decrease was mostly due to increased security work and rental revenue in January 2005 related to the Presidential Inauguration in Washington, DC. Exclusive of this extra barrier rental revenue, normal rental revenue for the three months ended March 31, 2006 was comparable to the same period in 2005.

Total cost of goods sold for the three months ended March 31, 2006 was $5,508,381, an increase of $1,905,515, or 53%, from $3,602,866 for the three months ended March 31, 2005. Cost of goods sold as a percentage of total revenue was 79% for the three months ended March 31, 2006 as compared to 64% for the same period in 2005. This significant increase was mostly due to the higher margins from the barrier rental for the Inauguration project in January 2005. Aside from the effect of the Presidential Inauguration, raw material costs increased slightly, mostly due to fuel surcharges and fuel related cost increases from vendors combined with increased freight-in costs related to getting the materials to the plant. Direct labor also increased due to the complicated forming, setup, and detailing required on two jobs in production during the first quarter of 2006. Also, included in cost of goods sold were shipping and installation expenses of $1,432,267 for the three months ended March 31, 2006 and $804,671 for the same period in 2005, an increase of $627,596, or 78%. The increase was mostly due to more standard shipping and installation activity as compared to the activity from the Presidential Inauguration in 2005. The Company also made significant repairs and performed significant maintenance to its existing fleet of vehicles and trailers, in preparation for sustained higher production volumes.

For the three months ended March 31, 2006, the Company’s general and administrative expenses decreased $61,710, or 9%, to $615,949 from $677,659 during the same period in 2005. The greatest reductions were realized in business insurance and use taxes.

Selling expenses for the three months ended March 31, 2006 increased $99,647 or 29%, to $449,154 from $349,507 for the three months ended March 31, 2005, primarily due to management’s decision to apply more resources to selling activities, including advertising. The Company also realized increased commissions expense due to increased sales volume.

The Company’s operating income for the three months ended March 31, 2006 was $423,684 compared to $974,423 for the three months ended March 31, 2005, a decrease of $550,739. The decreased operating income was the result primarily of the unusually profitable barrier and security work in 2005 related to the Presidential Inauguration. Increased fuel related costs, direct labor, and repairs and maintenance costs also contributed to the decreased operating income.

Interest expense was $94,866 for the three months ended March 31, 2006, compared to $80,513 for the three months ended March 31, 2005. The increase of $14,353, or 18%, was due primarily to the addition of various notes for the purchase vehicles and equipment, plus the effect of higher interest rates in 2006 compared to 2005.

Net income was $208,129 for the three months ended March 31, 2006, compared to net income of $853,134 for the same period in 2005. The basic and diluted net income per share for the current three-month period was $.05 and $.04, respectively compared to basic and diluted net income per share of $.19 for the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,226,079 of contractual obligations including borrowings and lease commitments at March 31, 2006, of which $440,770 was scheduled to mature within twelve months.

Contractual Obligations:

The Company has a $3,320,544 note with UPS Capital, formerly First International Bank, headquartered in Hartford, Connecticut. The note has an original term of twenty-three years beginning on June 25, 1998 with an interest rate of 1.5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, UPS Capital will permit chattel mortgages on purchased equipment not to exceed $200,000 on an annual basis so long as the Company is not in default.

At March 31, 2006, the Company had cash totaling $414,351 compared to cash totaling $1,003,790 at December 31, 2005. During the period, financing activities absorbed $51,253 (net) and the Company used $122,980 in its investing activities, primarily for the purchase of equipment and related financing. The Company’s operating activities absorbed cash of $415,206 (net), primarily due to weaker profitability from operations combined with the slow collection of a few large receivables that were not collected until the end of April 2006. This brief period of slower collection activity prevented the Company from being able to take all vendor discounts and caused trade payables to increase. As of May 10, 2006, collection activity has returned to normal and the Company is able to currently take all vendor discounts.

Capital spending totaled $122,980 for the three months ended March 31, 2006 versus $268,723 in the comparable period of the prior year, primarily for the purchase of equipment and vehicles, plus some plant modernization. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for the remainder of 2006 based on the achievement of operating goals and the availability of funds.

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

During 2005, the Company elected to use the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, for stock options granted to the Company’s employees. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), establishes alternative methods of accounting for stock options. The Company’s Form 10-KSB for the period ended December 31, 2005 shows the effect on earnings if the fair value method prescribed by SFAS 123 had been adopted.

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the annual reporting period that begins after December 15, 2005. For the three months ended March 31, 2006, the Company recognized stock option expense of $15,389.

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

As of May 10, 2006 the Company’s unaudited production backlog for booked orders was approximately $14,900,000 as compared to approximately $8,700,000 at the same time in 2005. This significant increase was the result of improved economic conditions in the area and management’s decision to apply more resources to selling and marketing. The majority of the projects relating to the backlog as of May 10, 2006 are scheduled to be produced and erected in 2006 or first quarter 2007. The Company has also seen significant increases in the demand and sale of its Slenderwall™ and soundwall product lines with current production backlog scheduled through the fourth quarter 2006. Also, due to the lighter weight characteristics of the Slenderwall™, the Company has been able to considerably expand its service area into regions that previously could not be reached economically in the past.

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

During the three months ended March 31, 2006, high fuel costs continued to cause the costs of shipping for both raw materials and produced goods to increase during the period. Additionally, various vendors and suppliers are charging fuel surcharges, which increased the costs of some raw materials as compared to the same period in 2005. It is expected that these increased fuel costs and surcharges may affect the gross profit for projects that went under contract in 2005 and are scheduled for production later in 2006. During the three months ended March 31, 2006, the Company was able to offset some of these fuel surcharges with fuel surcharge revenues.

Except as noted above, management believes that the Company’s operations have not been materially affected by inflation.

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

On January 1, 2006 the Company implemented new accounting software for its Virginia Plant, which represents the Company’s largest subsidiary. Except for this new software implementation, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

The Company’s independent auditors advised management of deficiencies with respect to the documentation of job costs and the ability to identify on an on-going manner, the amount of profit or loss to be recognized on long-term contracts. The new accounting software, installed in January of 2006, provides the Company with improved monitor and accounting for actual versus estimated costs for subcontracted activities. The Company is also researching additional software and hardware options to provide improved accounting for direct labor by project.

PART II — Other Information

Item 1.	Legal Proceedings.

Reference is made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 for information as to reported legal proceedings.

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

SMITH-MIDLAND CORPORATION

Date: May 15, 2006	By: /s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2006	By: /s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)