Form 10QSB
period 2006-06-30
SMITH MIDLAND CORP
filed 2006-08-11
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
June 30, 2006	1-13752

SMITH-MIDLAND CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

5119 Catlett Road, P.O. Box 300, Midland, Virginia 22728
(Address of Principal Executive Offices)

(540) 439-3266
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

As of August 11, 2006, the Company had outstanding 4,627,149 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format: Yes __   No X

SMITH-MIDLAND CORPORATION

PART I - Financial Information
Item 1.  Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
Assets	Unaudited	Audited

Current assets
Cash	$662,885	$1,003,790
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $179,800 and $239,300)	5,333,784	4,761,718
Trade - unbilled	202,038	134,075
Inventories
Raw materials	910,444	861,872
Finished goods	2,246,736	1,755,388
Prepaid expenses and other assets	154,326	144,945
Deferred Taxes	203,302	195,000

Total currents assets	9,713,515	8,856,788

Property and equipment, net	3,509,962	3,443,273

Other assets
Notes receivable, officer	83,912	143,730
Other	260,299	163,603

Total other assets	344,211	307,333

Total assets	$13,567,688	$12,607,394

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$2,117,859	$1,248,751
Accrued expenses and other liabilities	1,051,893	765,447
Accrued Income Taxes	19,186	327,825
Current maturities of notes payable	430,476	411,635
Customer deposits	402,061	476,478

Total current liabilities	4,021,475	3,230,136

Notes payable - less current maturities	3,799,407	3,829,212
Deferred taxes	277,058	215,000

Total liabilities	8,097,940	7,274,348

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,627,149 and 4,610,191 issued and outstanding, respectively	46,271	46,102
Additional paid-in capital	4,342,410	4,326,548
Retained earnings	1,183,367	1,062,696

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,469,748	5,333,046

Total liabilities and stockholders’ equity	$13,567,688	$12,607,394

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue
Product sales and leasing	$5,991,482	$4,936,628
Royalties	376,446	361,571
Total Revenue	6,367,928	5,298,199

Cost of goods sold	5,343,593	4,104,906

Gross profit	1,024,335	1,193,293

Operating expenses:
General and administrative expenses	681,954	658,138
Selling expenses	411,547	391,882
Total operating expenses	1,093,501	1,050,020

Operating income (loss)	(69,166)	143,273

Other income (expense):
Interest expense	(96,491)	(80,919)
Interest income	8,323	6,965
Gain (Loss) on sale of fixed assets	(47)	3,141
Other, net	(257)	19,146
Total other income (expense)	(88,472)	(51,667)

Income (loss) before income tax expense (benefit)	(157,638)	91,606

Income tax expense (benefit)	(70,180)	17,345

Net income (loss)	$(87,458)	$74,261

Basic earnings (loss) per share	$(.02)	$.02

Diluted earnings (loss) per share	$(.02)	$.02

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenue
Product sales and leasing	$12,712,981	$10,381,877
Royalties	652,115	520,778
Total Revenue	13,365,096	10,902,655

Cost of goods sold	10,851,974	7,707,772

Gross profit	2,513,122	3,194,883

Operating expenses:
General and administrative expenses	1,297,903	1,335,798
Selling expenses	860,701	741,389
Total operating expenses	2,158,604	2,077,187

Operating income	354,518	1,117,696

Other income (expense):
Interest expense	(191,357)	(161,432)
Interest income	16,487	15,018
Gain (Loss) on sale of fixed assets	(47)	2,035
Other, net	(2,110)	33,423
Total other income (expense)	(177,027)	(110,956)

Income before income taxes	177,491	1,006,740

Income tax expense	56,820	79,345

Net income	$120,671	$927,395

Basic earnings per share	$.03	$.21

Diluted earnings per share	$.03	$.21

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$12,650,651	$11,479,611
Cash paid to suppliers and employees	(12,441,449)	(10,609,028)
Income taxes paid, net	(311,459)	(24,345)
Interest paid	(191,357)	(161,432)
Other	256,382	360,915
Net cash provided (absorbed) by operating activities	(37,232)	1,045,721

Cash flows from investing activities:
Purchases of property and equipment	(309,347)	(366,998)
Proceeds from sale of fixed assets	606	35,973
Net cash absorbed by investing activities	(308,741)	(331,025)

Cash flows from financing activities:
Proceeds from borrowings	195,072	86,860
Repayments of borrowings	(206,035)	(206,645)
Proceeds from options exercised	16,031	35,009
Repayments on borrowings - related parties, net	--	(8,169)
Net cash provided (absorbed) by financing activities	5,068	(92,945)

Net increase (decrease) in cash and cash equivalents	(340,905)	621,751

Cash and cash equivalents at beginning of period	1,003,790	499,744

Cash and cash equivalents at end of period	$662,885	$1,121,495

Reconciliation of net income to net cash provided by operating activities:

Net income	$120,671	$927,395
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	240,207	312,476
Loss (Gain) on sale/disposal of fixed assets	47	(2,035)
Expenses (net) related to pay down on officer note receivable	59,818	34,430
Deferred taxes	54,000	--
Stock option compensation expense	32,976	--
Decrease (increase) in:
Accounts receivable - billed	(572,066)	51,151
Accounts receivable - unbilled	(67,963)	313,778
Inventories	(539,920)	(233,934)
Prepaid expenses and other	6,788	(289,085)
Increase (decrease) in:
Accounts payable - trade	869,108	(381,718)
Accrued expenses and other liabilities	142,158	46,236
Accrued income taxes	(308,639)	735
Customer deposits	(74,417)	266,292

Net cash provided (absorbed) by operating activities	$(37,232)	$1,045,721

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2006 and 2005.

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

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2006 presentation.

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

For the six months ended June 30, 2006, tax expense as a percentage of income was significantly greater than the same period in 2005, due primarily to the Company using net operating loss carry forwards, which were substantially reduced by a valuation allowance on the related deferred tax asset prior to utilization in 2005.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended June 30,
	2006	2005
Net income (loss)	$(87,458)	$74,261
Average shares outstanding for basic earnings per share	4,624,805	4,457,671
Dilutive effect of stock options and warrants	242,606	90,909
Average Shares Outstanding for Diluted Earnings per Share	4,867,410	4,548,580
Basic earnings (loss) per share	$(.02)	$.02
Diluted earnings (loss) per share	$(.02)	$.02

	Six months ended June 30,
	2006	2005
Net income	$120,671	$927,395
Average shares outstanding for basic earnings per share	4,617,119	4,457,671
Dilutive effect of stock options and warrants	258,444	60,805
Average Shares Outstanding for Diluted Earnings per Share	4,875,564	4,518,476
Basic earnings per share	$.03	$.21
Diluted earnings per share	$.03	$.21

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

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. No proforma stock compensation expense was necessary for the three or six month periods ended June 30, 2005 as no options were granted during the period and all options granted prior to 2005 had already been expensed in full on a proforma basis in accordance with SFAS 123.

In accordance with SFAS 123R, stock option expense for the three and six months ended June 30, 2006 was $17,587 and $32,976, respectively. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS 123R to measure the fair value of stock options. The fair value of options granted in 2006 was estimated at grant date at $126,700 using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.42%
Dividend yield	0%
Volatility factor	84%
Weighted average expected life	3.0 years

The following table summarizes options outstanding:

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	473,153	$1.37
Granted	108,000	2.25
Forfeited	(2,667)	2.10
Exercised	(16,958)	.95
Options outstanding at end of period	561,528	$1.55
Options exercisable at end of period	296,894	$.90

Long-Term Debt and Notes Payable

On June 15, 2006, Smith-Midland Corporation (“the Borrower”), a Virginia corporation and a subsidiary of the Company entered into the following agreements (the “Loan Agreements”) with Greater Atlantic Bank (the “Lender”):

1.	a commercial loan agreement by and between the Borrower and the Lender contemplating a single advance term loan in the amount of $365,000 and addendum thereto (the “Term Loan”);

2.
a commercial loan agreement by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000 and addendum thereto for the purpose of supporting vehicle purchases by the Borrower (the “Vehicle Line of Credit”); and

3.
a commercial loan agreement by and between the Borrower and the Lender contemplating a revolving multiple advance draw loan up to the aggregate amount of $1,500,000 and addendum thereto for the purpose of providing working capital to the Borrower (the “Working Capital Line of Credit” and, collectively with the Term Loan and the Vehicle Line of Credit, the “Loans”).

The purpose of the Term Loan was to pay off an existing loan dating from December of 2004. The Term Loan is evidenced by a five-year promissory note with monthly payments of approximately$8,400 of principal and interest. The note bears interest at a rate of 8.25% and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Borrower. The Term Loan contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Term Loan, amounts owed under the Term Loan may be declared immediately due and payable. At June 30, 2006, the outstanding principal balance on this note was $365,000.

Pursuant to the Vehicle Line of Credit, the Lender agreed to provide the Borrower a line of credit of up to $500,000 to purchase vehicles used in the Borrower’s business. In accordance thereto, borrowings under the Vehicle Line of Credit will be evidenced by separate promissory notes each bearing interest at a rate based upon the Five Year Constant Maturity Yield Index for United States Treasury Securities. Such promissory notes, when issued, shall be collateralized by title to the vehicles purchased with borrowings under the Vehicle Line of Credit. The Vehicle Line of Credit contains certain restrictive and financial covenants and expires one year from the date thereof. At June 30, 2006, credit available on this line of credit was $360,389 and there is no outstanding balance as all amounts drawn on this line of credit have been converted to notes.

The loan provided for in the Working Capital Line of Credit is evidenced by a one-year Promissory Note, dated June 15, 2006, that bears interest at the prime rate, as published in the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Borrower. The Working Capital Line of Credit contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Working Capital Line of Credit, amounts owed under the Working Capital Line of Credit may be declared immediately due and payable. At June 30, 2006, no amount was outstanding for the Working Capital Line of Credit. This line of credit expires on June 16, 2007.

On the same date, as part of the overall transactions, UPS Capital Business Credit, successor-in-interest to First National Bank of New England (collectively “UPS Capital”), which held a certain promissory note issued by the Company (in 1998) in the original principal amount of $4,000,000 (the “Company Note”), assigned such Company Note to the Lender. In addition, the guaranties of each of the subsidiaries of the Company, to such loan under the Company Loan were assigned by UPS Capital to the Lender. Also, as part of this transaction, the interest rate was reduced from 1.5% above prime to prime. At June 30, 2006, the outstanding balance on this note was $3,316,580 and is secured by equipment and real estate.

The Company is in compliance with all restrictive covenants on the debt agreements discussed above.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

The Company generates revenues primarily from the sale, licensing, leasing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, typically used in commercial building construction, as well as utility vaults, farm products such as cattleguards, and water and feed troughs.

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2006. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

For the three months ended June 30, 2006, the Company had total revenue of $6,367,928 compared to total revenue of $5,298,199 for the three months ended June 30, 2005, an increase of $1,069,729 or 20%. Total product sales were $4,662,235 for the three months ended June 30, 2006 compared to $4,051,695 for the same period in 2005, an increase of $610,540, or 15%. The increase related primarily to increased production in our Slenderwall™ and architectural product lines. Highway safety barrier revenues also increased significantly. The increase also related to lower than normal production levels in 2005 in the Company’s Midland, Virginia plant, due primarily to delays in obtaining approvals from various state agencies for three large soundwall projects that were originally scheduled to be in production in May 2005. Shipping and installation revenue was $1,240,439 for the three months ended June 30, 2006 compared to $745,392 for the same period in 2005, an increase of $495,047, or 66%. The increase was primarily related to the increased activity in Slenderwall™ and architectural product lines. These product lines traditionally allow for greater opportunity for additional service revenues, such as shipping and installation activity. Royalty revenue was $376,446 for the three months ended June 30, 2006 compared to $361,571 for the same period in 2005, an increase of $14,875, or 4%. The increase was due primarily to three new licensees, plus increased production volumes from barrier licensees, especially in Florida and Texas.

Total cost of goods sold for the three months ended June 30, 2006 was $5,343,593, an increase of $1,238,687, or 30%, from $4,104,906 for the three months ended June 30, 2005. Cost of goods sold as a percentage of total revenue increased from 78% for the three months ended June 30, 2005 to 84% for the three months ended June 30, 2006. The majority of the increase was due to extra labor costs and materials related to complex forming of elaborate architectural detail related to one large project in production during the second quarter. Raw materials also increased mostly due to fuel surcharges from vendors combined with the increased freight in costs related to getting the materials to the plant. Also, included in cost of goods sold were shipping and installation expenses of $1,262,892 for the three months ended June 30, 2006 and $991,390 for the same period in 2005, an increase of $271,502, or 27%. The increase related mostly to overall increased shipping and installation activity, plus increased fuel costs associated with operating Company trucks combined with various add-ons and change orders from installation activity related to Slenderwall™ architectural projects.

For the three months ended June 30, 2006, the Company's general and administrative expenses increased $23,816, or 4%, to $681,954 from $658,138 during the same period in 2005. The increase was primarily due to increased use taxes, resulting from increased Slenderwall and architectural production volume.

Selling expenses for the three months ended June 30, 2006 increased $19,665, or 5%, to $411,547 from $391,882 for the three months ended June 30, 2005, primarily due to management’s decision to apply more resources to selling activities, especially advertising.

The Company had an operating loss of $69,166 for the three months ended June 30, 2006 compared to operating income of $143,273 for the three months ended June 30, 2005, a decrease of $212,439. The decreased operating income was primarily the result of increased cost of sales related to direct labor and raw materials.

Interest expense was $96,491 for the three months ended June 30, 2006, compared to $80,919 for the three months ended June 30, 2005. The increase of $15,572, or 19%, was due primarily to higher interest rates in 2006 and new equipment loans added over the past 12 months.

The Company had a net loss of $87,458 for the three months ended June 30, 2006, compared to net income of $74,261 for the same period in 2005. The basic and diluted net loss per share for the current three-month period was $.02 compared to basic and diluted net income per share of $.02 for the three months ended June 30, 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

For the six months ended June 30, 2006, the Company had total revenue of $13,365,096 compared to total revenue of $10,902,655 for the six months ended June 30, 2005, an increase of $2,462,442, or 23%. Total product sales were $9,748,076 for the six months ended June 30, 2006 compared to $8,043,648 for the same period in 2005, an increase of $1,704,428, or 21%. The increase primarily related to lower than normal production levels in 2005 in the Company’s Midland, Virginia plant, due primarily to delays in obtaining approvals from various state agencies for three large soundwall projects that were originally scheduled to be in production in May 2005. Also, in 2006, the Company had increased production volumes from Slenderwall™ and architectural product lines. Shipping and installation revenue was $2,773,763 for the six months ended June 30, 2006 compared to $1,450,593 for the same period in 2005, an increase of $1,323,170, or 91%. The increase was primarily related to increased shipping and installation activity related to increased Slenderwall™ and architectural projects. The Company is looking to grow these areas as part of an overall growth strategy to add more services in addition to the normal product manufacturing. Royalty revenue was $652,115 for the six months ended June 30, 2006 compared to $520,778 for the same period in 2005, an increase of $131,337, or 25%. The increase was due primarily to three new licensees, plus increased production volumes from barrier licensees, especially in Florida and Texas.

Total cost of goods sold for the six months ended June 30, 2006 was $10,851,974, an increase of $3,144,201, or 41%, from $7,707,772 for the six months ended June 30, 2005. Cost of goods sold as a percentage of total revenue increased from 71% for the six months ended June 30, 2005 to 81% for the six months ended June 30, 2006. This significant increase in cost of goods sold as a percentage of total revenue was due to higher margins from barrier rental for the Inauguration project in January 2005. Aside from the effect of the Inauguration, raw material costs increased slightly in 2006, mostly due to fuel surcharges and fuel related cost increases from vendors combined with increased freight-in costs related to getting the materials to the plant. Direct labor also increased in 2006 due to the complicated forming, setup, and detailing required on two jobs in production during the first six months of 2006. Also, included in cost of goods sold were shipping and installation expenses of $2,695,159 for the six months ended June 30, 2006 and $1,796,061 for the same period in 2005, an increase of $899,098, or 50%. The increase related mostly to overall increased shipping and installation activity, plus increased fuel costs associated with operating Company trucks combined with various add-ons and change orders from installation activity related to Slenderwall™ architectural projects.

For the six months ended June 30, 2006, the Company's general and administrative expenses decreased $37,895, or 3%, to $1,297,903 from $1,335,798 during the same period in 2005. The decrease was primarily due to the Company’s focus on cutting costs across various areas of the Company. Reductions were realized in business insurance and bad debt expense. These reductions were partially offset by increased use taxes during the second quarter 2006, resulting from increased Slenderwall and architectural production volume.

Selling expenses for the six months ended June 30, 2006 increased $119,313, or 16%, to $860,701 from $741,389 for the six months ended June 30, 2005, primarily due to management’s decision to apply more resources to selling activities, especially advertising.

The Company's operating income for the six months ended June 30, 2006 was $354,518 compared to $1,117,696 for the six months ended June 30, 2005, a decrease of $763,178, or 68%. The decreased operating income was primarily the result of the unusually profitable barrier and security work in 2005 related to the Presidential Inauguration, plus increased cost of sales related to direct labor and raw materials.

Interest expense was $191,357 for the six months ended June 30, 2006, compared to $161,432 for the six months ended June 30, 2005. The increase of $29,925, or 19%, was due primarily to higher interest rates in 2006 and new equipment loans added over the past 12 months.

Net income was $120,671 for the six months ended June 30, 2006, compared to a net income of $927,395 for the same period in 2005. The basic and diluted net income per share for the current six-month period was $.03 compared to basic and diluted net loss per share of $.21 for the six months ended June 30, 2005.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,229,883 of contractual obligations at June 30, 2006, of which $430,476 was scheduled to mature within twelve months.

At June 30, 2006, the Company had cash totaling $662,885 compared to cash totaling $1,003,790 at December 31, 2005. During the period, financing activities provided $5,068 (net) and the Company used $308,741 in its investing activities, primarily for the purchase of new equipment and tractors. The Company’s operating activities absorbed cash of $37,232 (net), primarily due to weaker profitability, slower collections of trade receivables, and increased inventory levels to compensate for increased sales volume.

Capital spending totaled $309,347 for the six months ended June 30, 2006 versus $366,998 in the comparable period of the prior year, mainly because of routine equipment replacements, the purchase of a new tractor, and plant modernization. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades that are planned for 2006 based on the achievement of operating goals and the availability of funds.

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

Significant Accounting Policies and Estimates

The Company's significant accounting policies are more fully described in its Summary of Accounting Policies to the Company's annual consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted this statement effective January 1, 2006. For the three and six months ended June 30, 2006, the Company recognized stock option expense of $17,587 and $32,976, respectively.

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

As of August 10, 2006 the Company's unaudited production backlog was approximately $11,800,000 as compared to approximately $11,700,000 at the same time in 2005. Selling and bidding activity, as well as, the economic condition of the construction industry in our service areas remains strong. Management is continuing with its aggressive marketing and advertising initiatives and no changes are expected in the near future. The majority of the projects relating to the backlog as of August 10, 2006 are scheduled to be produced and erectcted in the second half of 2006 and early 2007. The Company has seen significant increases in the demand and sale of its Slenderwall™ and architectural product lines. Also, due to the lighter weight characteristics of the Slenderwall™, the Company has been able to considerably expand its service area into regions that previously could not be reached economically in the past.

The Company also enjoys a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products. Historically, this regularly occurring repeat customer business is equal to approximately $7 million annually.

However, the risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected.

During the six months ended June 30, 2006, increased fuel costs caused the costs of shipping for both raw materials and produced goods to remain high during the period. Additionally, various vendors and suppliers are charging fuel surcharges, which has caused the costs of some raw materials to remain higher than in prior years. It is expected that these increased fuel costs and surcharges may affect the gross profit for projects that went under contract in 2005 and are scheduled for production later in 2006.

Management believes that the Company's operations have not otherwise been materially affected by inflation.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

The Company’s independent auditors advised management of deficiencies with respect to the documentation of job costs and the ability to identify on an on-going manner, the amount of profit or loss to be recognized on long-term contracts. New accounting software, installed in January of 2006, provides the Company with improved monitoring and accounting for actual versus estimated costs for subcontracted activities. The Company is also researching additional software and hardware options to provide improved accounting for direct labor by project.

PART II - Other Information

Item 1. Legal Proceedings.

Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 for information as to reported legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits.

The following exhibits are filed herewith or were filed during the three months ended June 30, 2006:

Exhibit No.

10.1	Commercial Loan Agreement, dated June 15, 2006, by and between the Borrower and the Lender contemplating a single advance term loan in the amount of $365,000 and addendum thereto,
10.2	Promissory Note, dated June 15, 2006, in the amount of $365,000 issued by the Borrower to the Lender. (1)
10.3	Commercial Loan Agreement, dated June 15, 2006, by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000 and addendum thereto. (1)
10.4
Commercial Loan Agreement, dated June 15, 2006, by and between the Borrower and the Lender contemplating a revolving multiple advance draw loan up to the aggregate amount of $1,500,000 and addendum thereto. (1)

10.5	Promissory Note, dated June 15, 2006, in the amount of $1,500,000 issued by the Borrower to the Lender. (1)
10.6	Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing the Promissory Note in the amount of $365,000. (1)
10.7
Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing any promissory note(s) the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000. (1)

10.8	Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing the Promissory Note in the amount of $1,500,000. (1)
10.9
Form of Guaranty, dated June 15, 2006, given by the Company and subsidiaries (except the Borrower) with respect to each of (i) the Promissory Note in the amount of $365,000; (ii) any promissory note(s) that the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000; and (iii) the Promissory Note in the amount of $1,500,000 issued by the Borrower to the Lender. (1)

10.10	Omnibus Modification of Lender Loan Documents Agreement, dated June 15, 2006. (1)
10.11	Omnibus Modification of UPS Capital Loan Documents Agreement, dated June 15, 2006. (1)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1) Incorporated by reference the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: August 11, 2006	By: /s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2006	By: /s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)