Form 10QSB
period 2006-09-30
SMITH MIDLAND CORP
filed 2006-11-20
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
September 30, 2006	1-13752

SMITH-MIDLAND CORPORATION
(Exact Name of Small Business
Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

As of November 14, 2006, the Company had outstanding 4,628,482 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SMITH-MIDLAND CORPORATION

PART I - Financial Information

Item 1.  Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	Unaudited	Audited
Assets
Current assets
Cash	$251,040	$1,003,790
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $176,300 and $239,300)	6,392,849	4,761,718
Trade - unbilled	387,870	134,075
Inventories
Raw materials	903,182	861,872
Finished goods	2,388,605	1,755,388
Prepaid expenses and other assets	161,677	144,945
Deferred Taxes	313,909	195,000

Total currents assets	10,799,132	8,856,788

Property and equipment, net	3,493,541	3,443,273

Other assets
Notes receivable, officer	54,003	143,730
Other	308,265	163,603

Total other assets	362,268	307,333

Total assets	$14,654,941	$12,607,394

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$2,380,010	$1,248,751
Accrued expenses and other liabilities	986,098	765,447
Accrued Income Taxes	277,058	327,825
Current maturities of notes payable	660,270	411,635
Customer deposits	602,382	476,478

Total current liabilities	4,905,818	3,230,136

Notes payable - less current maturities	3,751,517	3,829,212
Deferred taxes	221,056	215,000

Total liabilities	8,878,391	7,274,348

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding
Common stock, $.01 par value; authorized 8,000,000 shares; 4,627,149 and 4,610,191 issued and outstanding, respectively	46,271	46,102
Additional paid-in capital	4,396,870	4,326,548
Retained earnings	1,435,709	1,062,696

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,776,550	5,333,046

Total liabilities and stockholders’ equity	$14,654,941	$12,607,394

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue
Product sales and leasing	$7,836,113	$6,219,804
Royalties	151,271	309,101
Total Revenue	7,987,384	6,528,905

Cost of goods sold	6,102,078	5,059,418

Gross profit	1,885,306	1,469,487

Operating expenses:
General and administrative expenses	860,093	681,515
Selling expenses	464,697	326,863
Total operating expenses	1,324,790	1,008,378

Operating income	560,516	461,109

Other income (expense):
Interest expense	(98,490)	(88,338)
Interest income	6,701	7,815
Gain (Loss) on sale of fixed assets	(989)	981
Other, net	(1,484)	30,284
Total other income (expense)	(94,262)	(49,258)

Income before income tax expense	466,254	411,851

Income tax expense	213,913	181,174

Net income	$252,341	$230,677

Basic earnings per share	$.06	$.05

Diluted earnings per share	$.05	$.05

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine months Ended September 30,
	2006	2005
Revenue
Product sales and leasing	$20,599,752	$16,601,681
Royalties	752,729	829,879
Total Revenue	21,352,481	17,431,560

Cost of goods sold	16,954,051	12,767,190

Gross profit	4,398,430	4,664,370

Operating expenses:
General and administrative expenses	2,157,995	2,017,312
Selling expenses	1,325,399	1,068,252
Total operating expenses	3,483,394	3,085,564

Operating income	915,036	1,578,806

Other income (expense):
Interest expense	(289,847)	(249,770)
Interest income	23,188	22,834
Gain (Loss) on sale of fixed assets	(1,036)	3,017
Other, net	(3,594)	63,705
Total other income (expense)	(271,289)	(160,214)

Income before income taxes	643,747	1,418,592

Income tax expense	270,733	260,519

Net income	$373,014	$1,158,073

Basic earnings per share	$.08	$.26

Diluted earnings per share	$.08	$.25

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$19,593,459	$17,073,017
Cash paid to suppliers and employees	(19,831,971)	(16,413,867)
Income taxes paid, net	(434,110)	(85,888)
Interest paid	(289,847)	(249,770)
Other	458,308	530,976
Net cash provided (absorbed) by operating activities	(504,161)	854,468

Cash flows from investing activities:
Purchases of property and equipment	(444,085)	(644,888)
Proceeds from sale of fixed assets	8,526	42,654
Net cash absorbed by investing activities	(435,559)	(602,234)

Cash flows from financing activities:
Proceeds from borrowings on line of credit	200,000	—
Proceeds from borrowings	283,852	245,495
Repayments of borrowings	(312,913)	(313,116)
Proceeds from options exercised	16,031	131,324
Repayments on borrowings - related parties, net	—	(8,169)
Net cash provided by financing activities	186,970	55,534

Net increase (decrease) in cash and cash equivalents	(752,750)	307,768

Cash and cash equivalents at beginning of period	1,003,790	499,744

Cash and cash equivalents at end of period	$251,040	$807,512

Reconciliation of net income to net cash provided by operating activities:

Net income	$373,014	$1,158,073
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	384,254	444,439
Loss (Gain) on sale/disposal of fixed assets	1,036	(3,017)
Expenses (net) related to pay down on officer note receivable	89,727	56,645
Deferred taxes	(112,609)	70,194
Stock option compensation expense	54,460
Decrease (increase) in:
Accounts receivable - billed	(1,631,131)	(961,865)
Accounts receivable - unbilled	(253,795)	326,709
Inventories	(674,526)	(241,970)
Prepaid expenses and other	(48,528)	(329,850)
Increase (decrease) in:
Accounts payable - trade	1,131,259	(172,528)
Accrued expenses and other liabilities	107,541	72,589
Accrued income taxes	(50,767)	158,437
Customer deposits	125,904	276,612

Net cash provided (absorbed) by operating activities	$(504,161)	$854,468

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
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

In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2006 and 2005.

The results disclosed in the consolidated statements of income are not necessarily indicative of the results to be expected for any future periods.

In June 2006 the Company entered into a letter of intent to acquire a precast concrete manufacturing plant located in Columbia, SC. On July 1, 2006 the Company began operating the plant on an interim basis until the transaction is consummated under the name of Smith-Columbia Corporation, a South Carolina corporation and subsidiary of the Company. According to the operating agreement all revenues and expenses for Columbia operations after July 1, 2006 are to the benefit or detriment of the Company and are included in the Results of Operations below. Details are provided in Results of Operations where necessary to explain the comparisons to prior years.

Such acquisition is intended to fit the Company’s expansion plans for the southeast and would provide additional production capacity to accommodate the Company’s expected sales increases, especially with respect to Slenderwall™. The letter of intent is non-binding and is subject to further due diligence and entry into a definitive agreement. While the Company is currently utilizing the manufacturing plant on an interim basis, as described in the prior paragraph, and intends to close the acquisition, there can be no assurance that it will consummate the acquisition.

Principles of Consolidation

The Company's accompanying consolidated financial statements include the accounts of Smith-Midland Corporation, a Delaware corporation, and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Smith-Columbia Corporation, a South Carolina corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

For the nine months ended September 30, 2006, tax expense as a percentage of income was significantly greater than the same period in 2005, due primarily to the Company using net operating loss carry forwards, which were substantially reduced by a valuation allowance on the related deferred tax asset prior to utilization in 2005.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended September 30,
	2006	2005
Net income	$252,341	$230,677
Average shares outstanding for basic earnings per share	4,627,149	4,533,158
Dilutive effect of stock options and warrants	170,744	225,842
Average Shares Outstanding for Diluted Earnings per Share	4,797,893	4,759,000
Basic earnings per share	$.06	$.05
Diluted earnings per share	$.05	$.05

	Nine months ended September 30,
	2006	2005
Net income	$373,014	$1,158,073
Average shares outstanding for basic earnings per share	4,619,826	4,461,185
Dilutive effect of stock options and warrants	204,098	146,468
Average Shares Outstanding for Diluted Earnings per Share	4,823,924	4,607,653
Basic earnings per share	$.08	$.26
Diluted earnings per share	$.08	$.25

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

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. No proforma stock compensation expense was necessary for the three or nine month periods ended September 30, 2005 as the only options granted during the period were granted on September 30, 2005 and all options granted prior to 2005 had already been expensed in full on a proforma basis in accordance with SFAS 123.

In accordance with SFAS 123R, stock option expense for the three and nine months ended September 30, 2006 was $21,490 and $54,460, respectively. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS 123R to measure the fair value of stock options. The fair value of options granted in 2006 was estimated at grant date at $126,700 using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.42%
Dividend yield	0%
Volatility factor	84%
Weighted average expected life	3.0 years

The following table summarizes options outstanding:

	Nine months Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	473,153	$1.37
Granted	108,000	$2.25
Forfeited	(39,447)	$2.30
Exercised	(16,958)	$.95
Options outstanding at end of period	524,718	$1.47
Options exercisable at end of period	338,444	$1.09

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2006. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

In June 2006 the Company entered into a letter of intent to acquire a precast concrete manufacturing plant located in Columbia, SC. On July 1, 2006 the Company began operating the plant on an interim basis until the transaction is consummated under the name of Smith-Columbia Corporation, a South Carolina corporation and subsidiary of the Company. According to the operating agreement all revenues and expenses for Columbia operations after July 1, 2006 are to the benefit or detriment of the Company and are included in the Results of Operations below. Details are provided in Results of Operations where necessary to explain the comparisons to prior years.

Such acquisition is intended to fit the Company’s expansion plans for the southeast and would provide additional production capacity to accommodate the Company’s expected sales increases, especially with respect to Slenderwall™. The letter of intent is non-binding and is subject to further due diligence and entry into a definitive agreement. While the Company is currently utilizing the manufacturing plant on an interim basis, as described in the prior paragraph, and intends to close the acquisition, there can be no assurance that it will consummate the acquisition.

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

For the three months ended September 30, 2006, the Company had total revenue of $7,987,384 compared to total revenue of $6,528,905 for the three months ended September 30, 2005, an increase of $1,458,479 or 22%. Total product sales were $6,616,671 for the three months ended September 30, 2006 compared to $5,022,657 for the same period in 2005, an increase of $1,594,014, or 32%. The increase related primarily to increased production in our Slenderwall™ and architectural product lines, while revenues from other product lines remained strong similar to prior year. Revenue from Columbia operations was $589,460 for the three months ended September 30, 2006. Shipping and installation revenue was $1,125,405 for the three months ended September 30, 2006 compared to $1,059,737 for the same period in 2005, an increase of $65,668, or 6%. The increase was primarily related to the increased activity in Slenderwall™ and architectural product lines. We expect shipping and installation revenue to continue to grow in relation with the growth of the Slenderwall™ and architectural product lines, which traditionally allow for greater opportunity for additional service revenues, such as shipping and installation activity. Royalty revenue was $151,271 for the three months ended September 30, 2006 compared to $309,101 for the same period in 2005, a decrease of $157,830, or 51%. The decrease was due primarily to abnormally low barrier production, especially in Florida and Texas. The Company expects this trend to turnaround by the end of the first quarter 2007. The Company also recently signed a new Slenderwall™ license with a company located in Canada. This new licensee started producing its first Slenderwall™ project in the third quarter of 2006 and has two other projects in its backlog expected to be produced by the second quarter 2007.

Total cost of goods sold for the three months ended September 30, 2006 was $6,102,078, an increase of $1,042,660, or 21%, from $5,059,418 for the three months ended September 30, 2005. Cost of goods sold as a percentage of total revenue decreased from 78% for the three months ended September 30, 2005 to 77% for the three months ended September 30, 2006. The decrease was due to improvements in raw materials pricing combined with decreases in fuel-related costs and fuel surcharges. Cost of sales for the Columbia operations was $563,797 for the three months ended September 30, 2006. Also, included in cost of goods sold were shipping and installation expenses of $1,120,855 for the three months ended September 30, 2006 and $1,195,282 for the same period in 2005, a decrease of $74,427, or 6%. The decrease related mostly to improved management of these service lines, especially with the addition of a new shipping manager. Decreased fuel costs associated with operating Company trucks combined with various add-ons and change orders from installation activity related to Slenderwall™ architectural projects, also contributed to the improvement.

For the three months ended September 30, 2006, the Company's general and administrative expenses increased $178,578, or 26%, to $860,093 from $681,515 during the same period in 2005. The increase was primarily due to increased use taxes, resulting from increased Slenderwall and architectural production volume. General and administrative expense from Columbia operations of $59,331, also contributed to the increase.

Selling expenses for the three months ended September 30, 2006 increased $137,834, or 42%, to $464,697 from $326,863 for the three months ended September 30, 2005, primarily due to the hiring of a new Beach Prism™ salesperson and management’s decision to apply more resources to selling activities, especially advertising. Sales commissions also increased in relation to increased revenues.

The Company had operating income of $560,516 for the three months ended September 30, 2006 compared to operating income of $461,109 for the three months ended September 30, 2005, an increase of $99,407, or 22%. The increased operating income was primarily the result of higher revenues and production, while overhead costs remained flat. The Columbia operations had an operating loss of $33,668 for the three months ended September 30, 2006, which reduced operating income for the period.

Interest expense was $98,490 for the three months ended September 30, 2006, compared to $88,338 for the three months ended September 30, 2005. The increase of $10,152, or 12%, was due primarily to higher market interest rates in 2006 and new equipment loans added over the past 12 months, offset by decreased comparable rates related to corporate refinancing completed on June 15, 2006.

The Company had net income of $252,341 for the three months ended September 30, 2006, compared to net income of $230,677 for the same period in 2005. The basic and diluted net income per share for the current three-month period were $.06 and $.05, respectively, compared to basic and diluted net income per share of $.05 for the three months ended September 30, 2005.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, the Company had total revenue of $21,352,481 compared to total revenue of $17,431,560 for the nine months ended September 30, 2005, an increase of $3,920,921, or 23%. Total product sales were $16,413,095 for the nine months ended September 30, 2006 compared to $13,066,305 for the same period in 2005, an increase of $3,346,790, or 26%. The increase primarily related to lower than normal production levels during the second quarter of 2005 in the Company’s Midland, Virginia plant, due primarily to delays in obtaining approvals from various state agencies for three large soundwall projects that were originally scheduled to be in production in May 2005. Also, in 2006, the Company had increased production volumes from Slenderwall™ and architectural product lines, especially during the third quarter of 2006. Revenue from Columbia operations was $589,460 for the three months ended September 30, 2006. Shipping and installation revenue was $3,899,168 for the nine months ended September 30, 2006 compared to $2,510,330 for the same period in 2005, an increase of $1,388,838, or 55%. The increase was primarily related to increased shipping and installation activity related to increased Slenderwall™ and architectural projects. The Company is looking to grow these areas as part of an overall growth strategy to add more services in addition to the normal product manufacturing. Royalty revenue was $752,729 for the nine months ended September 30, 2006 compared to $829,879 for the same period in 2005, a decrease of $77,150, or 9%. The decrease was due primarily to abnormally low barrier production, especially in Florida and Texas. The Company expects this trend to turnaround by the end of the first quarter 2007. The Company also recently signed a new Slenderwall™ license with a company located in Canada. This new licensee started producing its first Slenderwall™ project in the third quarter of 2006 and has two other projects in its backlog expected to be produced by the second quarter 2007.

Total cost of goods sold for the nine months ended September 30, 2006 was $16,954,051, an increase of $4,186,861, or 33%, from $12,767,190 for the nine months ended September 30, 2005. Cost of goods sold as a percentage of total revenue increased from 73% for the nine months ended September 30, 2005 to 80% for the nine months ended September 30, 2006. This significant increase in cost of goods sold as a percentage of total revenue was due to higher margins from barrier rental for the Presidential Inauguration project in January 2005. Aside from the effect of the Inauguration, raw material costs increased slightly during the first half of 2006, mostly due to fuel surcharges and fuel related cost increases from vendors combined with increased freight-in costs related to getting the materials to the plant. During the third quarter, these higher costs decreased as fuel costs decreased. Direct labor also increased during the first half of 2006 due to the complicated forming, setup, and detailing required on two jobs in production during the first half of 2006. Direct labor decreased during the third quarter of 2006, after the completion of these two projects. Cost of sales for the Columbia operations was $563,797 for the three months ended September 30, 2006. Also, included in cost of goods sold were shipping and installation expenses of $3,816,014 for the nine months ended September 30, 2006 and $2,991,343 for the same period in 2005, an increase of $824,671, or 28%. The increase related mostly to overall increased shipping and installation activity, plus increased fuel costs associated with operating Company trucks combined with various add-ons and change orders from installation activity related to Slenderwall™ architectural projects, offset in part by decreases generated mostly from improved management of these service lines, especially with the addition of a new shipping manager.

For the nine months ended September 30, 2006, the Company's general and administrative expenses increased $140,683, or 7%, to $2,157,995 from $2,017,312 during the same period in 2005. The increase related mostly to increased use taxes during the second and third quarter 2006, resulting from increased Slenderwall™ and architectural production volume. The increase was partially offset by the Company’s focus on cutting costs across various areas of the Company. Reductions were realized in business insurance and bad debt expense. General and administrative expense from Columbia operations of $59,331, also contributed to the increase.

Selling expenses for the nine months ended September 30, 2006 increased $257,147, or 24%, to $1,325,399 from $1,068,252 for the nine months ended September 30, 2005, primarily due to management’s decision to apply more resources to selling activities, especially advertising, plus increased sales commissions related to increased sales activity. Also, during the third quarter the Company hired a new salesperson to exclusively promote Beach Prisms™.

The Company's operating income for the nine months ended September 30, 2006 was $915,036 compared to $1,578,806 for the nine months ended September 30, 2005, a decrease of $663,770, or 42%. The decreased operating income was primarily the result of the higher margin barrier and security work in 2005 related to the Presidential Inauguration.

Interest expense was $289,847 for the nine months ended September 30, 2006, compared to $249,770 for the nine months ended September 30, 2005. The increase of $40,077, or 16%, was due primarily to higher interest rates in 2006 and new equipment loans added over the past 12 months, offset by decreased comparable rates related to corporate refinancing completed on June 15, 2006.

Net income was $373,014 for the nine months ended September 30, 2006, compared to a net income of $1,158,073 for the same period in 2005. The basic and diluted net income per share for the current nine-month period was $.08 compared to basic and diluted net income per share of $.26 and $.25, respectively for the nine months ended September 30, 2005. The Company incurred additional income tax in the more recent period, as compared to the prior year, primarily due to the complete utilization of net operating loss carry forward in 2005.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,411,787 of contractual obligations at September 30, 2006, of which $660,270 was scheduled to mature within twelve months. The Company also has a $1,500,000 line of credit, under which there were $200,000 in borrowings at September 30, 2006. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on June 15, 2007.

At September 30, 2006, the Company had cash totaling $251,040 compared to cash totaling $1,003,790 at December 31, 2005. During the period, financing activities provided $186,970 (net) and the Company used $435,559 in its investing activities, primarily for the purchase of new equipment and tractors. The Company’s operating activities absorbed cash of $504,161 (net), primarily due to startup cash used in the Columbia operations, slower collections of trade receivables, and increased inventory levels to compensate for increased sales volume.

Capital spending totaled $444,085 for the nine months ended September 30, 2006 versus $644,888 in the comparable period of the prior year, mainly because of routine equipment replacements, the purchase of a new tractor, and plant modernization. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades, which are planned through 2007 based on the achievement of operating goals and the availability of funds.

The Company is currently considering the possibility of growth into other geographic markets through one or more acquisitions, which may include the purchase of the assets and operating plant currently owned by Columbia Caststone, Inc. and operated by the Company. In the event that the Company does make an acquisition, the Company is likely to need to obtain additional financing, which, in turn, may increase the Company’s debt burden.

As a result of the Company's existing debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs would be sufficient to finance the Company’s operations for at least the next 12 months.

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

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted this statement effective January 1, 2006. For the three and nine months ended September 30, 2006, the Company recognized stock option expense of $21,490 and $54,460, respectively.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not issued or acquired the hybrid instruments included in the scope of SFAS No. 155 and do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition, results of operations or cash flows.

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, FASB met and determined to propose a scope exception under SFAS No. 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS No. 133, as would securities purchased at a significant premium. FASB plans to expose the proposed guidance for a 30-day comment period in the form of a SFAS No. 133 Derivatives Implementation Issue in early November; re-deliberate the issue in December 2006 following the completion of the 30-day comment period, and issue their final position in early 2007.

In September 2006, FASB issued SFAS No. 157, Fair Value Measures (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measures. This statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact this statement may have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108). Due to diversity in practice among registrants, SAB No. 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB No. 108 will have a material impact on its consolidated financials statements.

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

As of November 14, 2006 the Company's unaudited production backlog was approximately $15,400,000 as compared to approximately $14,800,000 at the same time in 2005. Selling and bidding activity, as well as, the economic condition of the construction industry in our service areas remains strong. Management is continuing with its aggressive marketing and advertising initiatives and no changes are expected in the near future. The majority of the projects relating to the backlog as of November 14, 2006 are scheduled to be produced and erected in the remainder of 2006 and through August 2007. The Company continues to see significant increases in the demand and sale of its Slenderwall™ and architectural product lines. Also, due to the lighter weight characteristics of the Slenderwall™, the Company has been able to considerably expand its service area into regions that previously could not be reached economically in the past.

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

However, the risk still exist that these improved economic conditions may not continue and future sales levels may be adversely affected. To mitigate these economic and other risks the Company has historically been a leader in innovation and new product development in the industry. In continuing this trend, the Company has ramped up development, marketing and sales efforts for two new products for the industry:

First, the Company has completed research and development and a patent application has been submitted to the US Patent Office for our new H2Out™, the world’s first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold and lawsuits from tenants and owners of buildings. According to some, water intrusion and resulting mold may be the next asbestos for class action trial attorneys. It is intended that owners of H2Out™-protected buildings from Smith-Midland and Easi-Set® Licensees worldwide will avoid this high risk.

Second, the Company has begun production and launched full-scale advertising and promotional efforts for its newest product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem. This product is expected to provide a higher margin than many of the Company’s other products lines. Beach Prisms™ are also available for production at all Easi-Set® licensees.

The Company is also in the process of opening an Engineering Office in the Philippines. This new office will ultimately provide engineering, drafting and design services for all subsidiaries of the Company and its licensees. Once the office is fully operational, the lower cost of this off-shore engineering office is expected to contribute to the profitability of the Company.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 14, 2006, the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1.	The election of the following individuals to serve as directors until the next annual meeting or until their successors are duly elected and qualified:

	Shares Voted to
Name	Shares Voted For	Withhold Authority
Rodney I. Smith	3,497,917	30,100
Ashley B. Smith	3,498,164	29,850
Wesley A. Taylor	3,497,055	30,959
Andrew G. Kavounis	3,504,102	23,912

Item 5. Other Information. None.

Item 6. Exhibits. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: November 20, 2006	By:	/s/ Rodney I. Smith
Rodney I. Smith Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 20, 2006	By:	/s/ Lawrence R. Crews
Lawrence R. Crews Chief Financial Officer (Principal Financial Officer)