Form 10KSB
period 2006-12-31
SMITH MIDLAND CORP
filed 2007-04-02
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

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
Yes ☐  No ☒
The Issuer's revenues for its most recent fiscal year were $29,362,245.

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 23, 2007, was $8,667,977.

As of March 23, 2007, the Company had outstanding 4,635,282 shares of Common Stock, $.01 par value per share.

Documents Incorporated By Reference
None.

Transitional Small Business Disclosure Format
Yes ☐  No ☒

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our significant loss for the year ended December 31, 2006,

•	our high level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change

•	the Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as, generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, Midland Advertising and Design, Inc., a Virginia corporation doing business as Adventures, and Smith-Columbia Corporation, a South Carolina corporation.

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

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ (the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels that are securely joined at an integral column by a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.

The Company custom designs and manufactures each Sierra Wall™ to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall vary depending on the terrain and application. In addition, the Company offers increased noise abatement benefits through the use of DuriSol®, an optional, durable and patented sound-absorbing material that can be cast onto the exterior of the Sierra WallÔ. The Company was a party to a licensing agreement with DuriSol Resource, Inc. of Ontario, Canada, permitting the Company to utilize the DuriSol® sound-absorbing technology until December 31, 2003. The License Agreement between Durisol Resource Inc. and the Company expired on December 31, 2003 and was not renewed. At this time the Company may manufacture DuriSol® products on a project-by-project basis. DuriSol® must first authorize each project. Durisol Resource Inc. is in negotiations with the Company to work out a new relationship, which is expected to be restricted to manufacturing on a project-by-project basis at Durisol Resource, Inc.'s option. The Company negotiates royalties, fees, and cost of wood shavings prior to bidding of each project. In the event that the Company would be prevented from using the Durisol technology on future projects, revenues from Sierra Wall™ may be adversely affected.

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

Easi-Set J-J Hooks™ Highway Safety Barrier

The Easi-Set J-J Hooks™ highway safety barrier (the "J-J Hooks Barrier") is a crash-tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier meets the requirements and is NCHRP-350 approved. The Company has recently filed for a provisional patent which contains a modified and improved J-J Hooks connection system. It describes a taller Hook coupled with deflection limitation blocks which will improve the J-J Hooks connection performance.

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

In November 1990, the FHWA approved the J-J Hooks Barrier for use on federally aided highway projects following the successful completion of crash testing based on criteria from the National Cooperative Highway Research Program. The J-J Hooks Barrier has also been approved for use in state funded projects by 41 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in 9 states and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada, Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

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

The Company has sold its Easi-Set and Easi-Span™ Precast Buildings for the following uses:

•	Communications Operations -- to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

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

Easi-Set Utility Vault

The Company produces a line of precast concrete underground utility vaults ranging in size from 27 to 1,008 cubic feet. Each Easi-Set utility vault normally comes with a manhole opening on the top for ingress and egress and openings around the perimeter, in accordance with the customer's specifications, to access water and gas pipes, electrical power lines, telecommunications cables, or other such media of transfer. The utility vaults may be used to house equipment such as cable, telephone or traffic signal equipment, and for underground storage. The Company also manufactures custom-built utility vaults for special needs.

Beach PrismsTM

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its newest product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem. This product is expected to provide a higher margin than many of the Company’s other products lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline. Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™. The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms ™ are for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties.

H2OutTM

In 2006, the Company completed research and development and a patent application was submitted to the US Patent Office for H2Out™, the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence detering lawsuits from tenants and owners of buildings. H2Out™ is currently ready for production and implementation and the Company has received many inquiries for this new innovative product.

Although the Company is optimistic about the success of Beach Prisms ™and H2Out™, there can be no assurance of the commercial acceptance of this product.

Sources of Supply

All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources. To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J HooksTM barrier, Easi-SetTM and Easi-SpanTM Precast Buildings, SlenderwallTM and Beach PrismsTM as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time license administration and training fee ranging from approximately $25,000 to $50,000. License royalties vary depending upon the product licensed, but the range is typically from 4% to 6% of the net sales of the licensed product. In addition, Easi-SetTM, Easi-SpanTM and SlenderwallTM licensees pay the Company a flat monthly fee for co-op advertising and promotion programs. The Company produces and distributes advertising materials and promotes the licensed products through its own advertising subsidiary, AdVentures.

The Company has entered into 34 licensing agreements in the United States; has established three licensees in Canada; one each in Belgium, New Zealand and Mexico; and sub-licensees in Canada and Australia, for a total of 43 total licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. Additional licensees were added in 2006 with initial licensee fees amounting to approximately $65,000, compared to $165,000 for 2005.

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

The Company's sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company's role in the bidding process is to provide estimates to the contractors desiring to include the Company's products or services in the contractor's bid. If a contractor who accepts the Company's bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company also occasionally negotiates with and sells directly to end-users.

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

Patents and Proprietary Information

The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set Precast Building, and a U.S. patent for the Slenderwall exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business will expire in 2009. The Company also owns three U.S. registered trademarks (Easi-Set®, Smith Cattleguard®, and Smith-Midland Excellence in Precast Concrete®) and one Canadian registered trademark (Easi-Set®).

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

Employees

As of March 19, 2007, the Company had 114 full-time and 8 part-time employees, 104 of which are located at the Company's Midland Virginia facility, and 18 of which are located at the Company's facility located in Reidsville, North Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

Item 2.	Description of Property

Facilities

The Company operates two manufacturing facilities. The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which the Company owns approximately 19 acres and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $24,000. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, and a quality control center. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

The Company's second manufacturing facility is located in Reidsville, North Carolina on nine acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

From July 1, 2006 to March 14, 2007, the Company operated a third manufacturing facility in Columbia, SC, on an interim basis, through a month to month operating and rental agreement. In June of 2006, the Company entered into a non-binding letter of intent to purchase this facility and began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility.

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2006 had a balance of $4.6 million. (see “Liquidity and Capital Resources”).

Item 3.	Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the Boston Stock Exchange ("BSE") and on the OTC Bulletin Board System under the symbol "SMID".

As of March 16, 2007, there were approximately 72 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated. Such information was obtained from Yahoo Finance. These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2006
First Quarter	$3.40	$2.50
Second Quarter	$3.20	$2.22
Third Quarter	$2.92	$1.21
Fourth Quarter	$2.45	$1.36

2005
First Quarter	$1.09	$0.91
Second Quarter	$1.84	$0.70
Third Quarter	$4.00	$1.55
Fourth Quarter	$3.15	$2.15

Dividends

The Company has not paid dividends on its Common Stock since its inception and may not pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company’s current loan agreement with Greater Atlantic Bank prohibits the payment of dividends to stockholders without the bank’s prior written consent, except for dividends paid in shares of the Company’s Common Stock.

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

Item 6.	Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall™, a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults, farm products such as cattleguards, and water and food troughs, and custom order precast concrete products with various architectural surfaces.

Overview

The Company incurred unexpected costs primarily in the fourth quarter of 2006 of approximately $626,000 for product repairs related to one particular project. As a result of these repair problems, the Company began a search, in fourth quarter 2006, for new management and quality control personnel for its Virginia plant to remedy the quality problems experienced in 2006.

Additionally, in the fourth quarter 2006, royalty revenues decreased as a result of a slow down in the awarding of some government contracts for highway construction. The Company expects these delays to be resolved and royalty revenues to increase in the first two quarters of 2007.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

In June 2006, the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and, pursuant to a month to month operating and rental agreement, began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision, the Company recorded a pre-tax loss of $613,374 in 2006, which included the loss from operations and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company estimates $91,000 in additional expenses in 2007 related to termination of the agreement.

Overall, the Company’s performance declined in 2006 with a net loss of $815,812 as compared to net income of $1,350,894 for 2005.

For the year ended December 31, 2006, the Company had total revenue of $29,362,245 compared to total revenue of $23,790,918 for the year ended December 31, 2005, an increase of $5,571,327, or 23%. Sales include revenues from product sales, royalty income, barrier rental income, installation income and shipping income. Total product sales were $22,329,134 for the year ended December 31, 2006, compared to $18,428,647 for the same period in 2005, an increase of $3,900,487, or 21%. SlenderwallTM sales increased by $1,251,271, or 25%, in 2006 from $5,078,456 in 2005. Soundwall sales decreased by $752,576, or 26%, in 2006 from $2,865,320 in 2005. Easi-Set building sales increased by $47,856, or 2%, in 2006 as compared to 2005. Utility product sales increased $425,219, or 14%, in 2006 as compared to 2005. Barrier sales increased $162,352, or 6%, in 2006 from $2,682,652 in 2005. Management expects Soundwall, barrier and utility products sales to be strong in 2007. Though the outlook for the construction activity in the Company’s primary service areas is expected to be strong in 2007, no assurance can be given. Included in 2006 revenues were product revenues of $1,231,578 and shipping revenues of $31,070 from utilizing the temporary Columbia plant in 2006.

Barrier rental revenue decreased to $400,176 for the year ended December 31, 2006 from $1,180,987 for the year ended December 31, 2005, a decrease of $780,811, or 66%. The decrease was mostly due to increased security work and rental revenue in January 2005 related to the Presidential Inauguration in Washington, DC. Exclusive of this extra barrier rental revenue, normal rental revenue for the twelve months ended December 31, 2006 was comparable to 2005. Shipping and installation revenue was $5,505,814 for the year ended December 31, 2006 and $3,090,085 for the same period in 2005, an increase of $2,415,728, or 78%. The increase is due primarily to the increased shipping and installation revenue in 2006 related to the increased production revenue for the same period. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. This normal activity also increased during 2006 due to our SlenderwallTM and architectural customers’ shipping and erection schedules. Royalty revenue totaled $1,127,121 for the year ended December 31, 2006, compared to $1,091,199 for the same period in 2005. The increase of $35,922, or 3%, was due primarily to four new licensees added during 2006. Also, a new 30-foot long JJ HooksTM barrier design was introduced to our Texas licensees and has been very successful, while other licensees declined during the year. The Company signed four new licensees during 2006. Royalty revenue from new licensees decreased to $150,071 compared to $247,582 for the same period in 2005.

Construction activity increased for the third consecutive year during 2006 in the Company’s primary markets, which was in line with the general economic condition in the area. The Company’s unfilled order backlog for products decreased during 2006. This was due primarily to the increased production during 2006. The Company added an additional estimator during 2006 to increase bid capabilities. The Company’s bid activity remained high through the first quarter 2007. The Company’s management expects the backlog to increase during 2007, if the upturn in the construction industry continues, for which there can be no assurance.

Total cost of goods sold for the year ended December 31, 2006 was $24,750,514, an increase of $7,183,365, or 41%, from $17,567,149 for the year ended December 31, 2005. Total cost of goods sold, as a percentage of total revenue, increased to 84% for the year ended December 31, 2006 from 74% for the year ended December 31, 2005. The increase in cost of goods sold as a percentage of total revenue was due mostly to approximately $626,000 in product repairs related to one particular project and other greater than normal installation related charges. These product repair and project-related charges were recorded in accrued liabilities for the Company as of December 31, 2006. The Company also recognized cost of goods sold in 2006 from Columbia operations of $1,464,947, including $299,228 recognized due to the Company terminating the Columbia agreement for acquisition. Cost of goods sold as a percentage of total revenue for Columbia operations was 116%. Also contributing to the increase in cost of goods sold percentage is the unusually high margins from the large barrier rental project in 2005, which did not occur in 2006. These increases were partially offset by improvements in labor costs while material costs remained relatively flat, except for some residual effects from higher fuel costs.

For the year ended December 31, 2006, the Company's general and administrative expenses increased $734,812, or 27%, to $3,500,544 from $2,765,732 during the same period in 2005. The increase related mostly to increased use taxes during the second, third, and fourth quarters of 2006, resulting from increased SlenderwallTM and architectural production volume. Use taxes are incurred when the Company’s contracts include the installation of the product in addition to the production. These taxes are included in the Company’s project estimates and are paid similar to sales taxes. Bonus expense increased by virtue of the Company’s decision to accelerate the bonus payable to the Chief Executive Officer pursuant to his employment agreement with the Company. The bonus offsets with a loan payable by said officer to the Company. (See “Employment Contracts and Termination of Employment and Change in Control Arrangements.”). The Company also recognized general and administrative expense in 2006 from Columbia plant operations of $462,222, including $314,146 recognized due to the Company terminating the Columbia agreement for acquisition. The Company expects general and administrative expenses to decrease in 2007 as expenses from the aborted Columbia acquisition will be greatly reduced and no further bonuses will be due to the Chief Executive Officer to pay down his loan. However, no guarantee can be made that 2007 will be improved over 2006. General and administrative expense as a percentage of total revenue increased to 11.9% for the year ended December 31, 2006, from 11.6% for the year ended December 31, 2005.

Selling expenses for the year ended December 31, 2006 increased $508,008, or 34%, to $1,989,636 from $1,481,628 for the year ended December 31, 2005. The increase was primarily due to management’s decision to apply more resources to selling activities, especially advertising, plus increased sales commissions related to increased sales activity. Also, during the third quarter the Company hired a new salesperson to exclusively promote Beach PrismsTM.

The Company had an operating loss for the year ended December 31, 2006 of $878,449 compared to operating income of $1,976,409 for the year ended December 31, 2005, a decrease of $2,854,858. The decreased operating income was primarily the result of the Columbia plant operations plus the losses related to the termination of the Columbia agreement. Poor performance and quality problems at the Company’s Virginia plant related to contracts also contributed to the decrease. Operating income in 2005 was also unusually increased by the effect of the higher margin barrier and security work related to the Presidential Inauguration.

Interest expense was $396,509 for the year ended December 31, 2006, compared to $347,495 for the year ended December 31, 2005. The increase of $49,014, or 14%, was due primarily to new equipment loans added over the past 12 months. Applicable interest rates were reduced by the corporate refinancing completed on June 15, 2006.

The Company had an income tax benefit of $444,000 for the year ended December 31, 2006 compared to income tax expense of $412,000 for the year ended December 31, 2005.

The Company had a net loss of $815,812 for the year ended December 31, 2006, compared to net income of $1,350,894 for the same period in 2005. Basic and diluted net loss per share for the current year was $.18 compared to basic and diluted net income per share of $.30 and $.29, respectively for the year ended December 31, 2005 with 4,621,513 basic and diluted weighted average shares outstanding in the 2006 period versus 4,480,151 basic and 4,596,028 diluted weighted average shares outstanding in the 2005 period.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements in 2006 primarily with proceeds from bank and other borrowings.

The Company has a $3,275,333 note, which was assigned by UPS Capital on June 15, 2006, with Greater Atlantic Bank (the “Bank”), headquartered in Reston, Virginia. The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default. Also, the Company is limited to $600,000 for annual capital expenditures. At December 31, 2006, the Company was in violation of covenants related to fixed assets expenditures; however, the Company received a waiver of the covenants by the Bank.

The Company has a second note with Greater Atlantic Bank in the amount of $323,229. The note bears interest at a rate of 7.95%, matures on October 15, 2010, and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Borrower.

The Company also has a $1,500,000 line of credit with Greater Atlantic Bank of which $250,000 was outstanding at December 31, 2006. The line matures June 15, 2007, bears interest at the prime rate, as published by the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.

At December 31, 2006, the Company had cash totaling $482,690 compared to cash totaling $1,003,790 at December 31, 2005. During 2006, financing activities provided $377,639 (net) in cash, which resulted mainly from drawings on the line of credit, proceeds from options exercised, and new notes used to purchase new equipment, cranes, and tractors, offset by payments made on borrowings; investing activities absorbed $887,000 (net), primarily for the purchase of equipment. The Company’s operating activities absorbed cash of $11,739 (net) due mostly to the losses in operations and acquisition activities related to the Columbia plant and greater than normal repairs expense related to a few projects. These items were offset by increased royalty revenues and sales and production volumes.

Capital spending increased to $901,142 in 2006, from $727,968 in 2005, primarily for the purchase of a new survey vessel for the Company’s Beach PrismsTM operations, other equipment and rental barriers, plus various improvements in the plant and the existing infrastructure. In 2007, the Company intends to continue to fund capital improvements including upgrades to its shipping equipment and batch plants. The Company is also evaluating the possibility of acquiring other businesses for cash, stock, or a combination of both. If it proceeds to do so, the Company may seek to raise equity capital.

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

Inflation

Management believes that the Company's operations were not materially affected by inflation in 2006, except for the effect of increased fuel prices, which affected the cost of some raw materials and delivery costs of manufactured products.

Other Comments

As of March 24, 2007 the Company's unaudited production backlog was approximately $8,800,000 as compared to approximately $13,800,000 at the same time in 2006. This decrease was the result of increased production volumes during 2006. The Company has seen a significant increase in its Soundwall and structural product sales, including barrier and utility vaults, which have traditionally been some of the Company’s more profitable product lines. The majority of the projects relating to the backlog as of March 24, 2007 are scheduled to be produced and erected during 2007. The Company also has 3 projects equal to approximately $4,700,000 of additional production for which the Company has received letters of intent. The Company traditionally does not include projects in its production backlog calculation until the customer signs a complete contract. Accordingly, the Company has not included these amounts in its production backlog amount.

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

First, the Company has completed research and development and a patent application has been submitted to the US Patent Office for our new H2Out™, the world’s first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold and hence deterring lawsuits from tenants and owners of buildings. H2Out is currently ready for production and implementation and the Company has received many inquiries for this new innovative product.

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

Although the Company is optimistic about the success of Beach Prisms ™and H2Out™, there can be no assurance of the commercial acceptance of this product.

The Company is also in the process of opening an Engineering Office in the Philippines. This new office will ultimately provide engineering, drafting and design services for all subsidiaries of the Company and its licensees. Once the office is fully operational, the lower cost of this off-shore engineering office is expected to contribute to the profitability of the Company.

During the twelve months ended December 31, 2006, increased fuel costs continued to cause the costs of shipping for both raw materials and produced goods to be greater than estimated on some projects. Additionally, various vendors and suppliers continued charging fuel surcharges, which caused some raw materials to cost more than originally estimated in ongoing projects.

Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements, but at this time does not expect it to be material.

In September 2006, the FASB issued SFAS 157, Fair Value Measures (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measures. This statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact this statement may have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its consolidated financials statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

Item 7.	Financial Statements

The following consolidated financial statements, which appear at the back portion of the report, are filed as part of this report:

Page

Report of Independent Registered Public Accountants	F-3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4-5

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005	F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2006 and 2005	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-8-9

Summary of Significant Accounting Policies	F-10-15

Notes to Consolidated Financial Statements	F-16-22

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or any other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company does, however, recognize the need to better capture its labor and materials usage related to custom projects. To that end, the Company is developing full labor and materials tracking processes designed to help identify and calculate plant performance and project profitability.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Four Directors, constituting the entire Board of Directors, are to be elected at the Annual Meeting of the Shareholders and serve until his successor is elected or qualified. Vacancies and newly created directorships resulting from any increase in the number of authorized Directors may be filled by a majority vote of Directors then remaining in office. Officers are elected by and serve at the direction of the Board of Directors.

		Director Or Executive
Name	Age	Officer Since	Position

Rodney I. Smith	68	1970	Chief Executive Officer, President,
			and Chairman of the Board of
			Directors

Ashley B. Smith	44	1994	Vice President of Sales and
			Marketing and Director

Wesley A. Taylor	59	1994	Vice President of Administration,
			Secretary, and Director

Andrew G. Kavounis	81	1995	Director

Lawrence R. Crews	38	2004	Chief Financial Officer

Steve Ott	40	2005	Vice President of Engineering
			Smith-Midland Corp. (Virginia)

Background

The following is a brief summary of the background of each Director, executive officer and key employee of the Company:

Rodney I. Smith. Chairman of the Board of Directors, Chief Executive Officer and President.Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965. He has served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Company’s proprietary and patented products. He is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986.

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

Lawrence R. Crews. Chief Financial Officer. Mr. Crews joined the Company in March 2004 and assumed the role of Chief Financial Officer in April 2004. Previously, he was the Chief Financial Officer of GPM Investments, d.b.a. Fas Mart and Shore Stop Convenience Stores, from January 2003 to March 2004. From March 2001 to October 2002 he was an Assistant Controller for Swifty Serve Convenience Stores, Inc. From June 1999 to March 2001, he was an auditor with Arthur Andersen, LLP. Mr. Crews holds a Master of Accounting degree and a Bachelor of Arts degree in Communication both from North Carolina State University.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten per cent (10%) beneficial owners were satisfied during 2006, except that Andrew G. Kavounis filed a Form 4 in February 2006 that reported late, by one day, the exercise of options and sale of shares of common stock of the Company on two different days.

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

The following table sets forth the compensation paid by the Company for services rendered for the past two completed fiscal years to the executive officers of the Company and its subsidiaries (the “named executive officers”), whose cash compensation exceeded $100,000 during 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($	Total ($)

Rodney I. Smith	2006	99,750	16,000	—	30,400	—	—	347,563 (4)	493,713
President, Chief	2005	89,286	—	—	28,200	—	—	258,000 (4)	375,486
Executive Officer
and Chairman of the
Board.

Ashley B. Smith	2006	104,683	2,508	—	10,640	—	—	5,804	123,635
VP of Sales and	2005	118,089	7,277	—	14,100	—	—	—	139,466
Marketing and Director

Wesley A. Taylor	2006	100,630	3,320	—	10,640	—	—	5,390	119,980
VP of Administration,	2005	83,000	7,106	—	14,100	—	—	—	104,206
Secretary, Treasurer,
and Director

(1) Represents salaries and commissions paid or accrued in 2006 for services provided by each named Executive Officer serving in the capacity listed.

(2) Represents amounts paid and accrued in 2006 for annual performance-based bonuses related to operations in 2005, which were approved by the Board of Directors.

(3) The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. All stock options vest on a prorated basis annually over three years from the date of grant.

Stock options granted in 2006 were granted on May 25, 2006, which the Company valued based on the following assumptions:
Dividend Yield (per share)	$0.00
Volatility	73%
Risk-free Intrest Rate	4.42%
Expected Life	6 years

Accordingly, the fair value per option at the date of grant for the options granted in 2006 is $1.52.

(4) For 2006 and 2005, $242,276 and $159,000, respectively, of the amount shown was for a non-cash (except for the portion related to the payment of taxes) payment to Rodney Smith to pay down an officer receivable due the Company, which includes a grossed up amount for income tax consequences. The receivable originated in 1968 and 1969, prior to the Company going public, and included two $30,000 loans to Rodney Smith, in lieu of salary, during two less profitable years. See “Employment Contracts and Termination of Employment and Change in Control Arrangements.” In addition, in 2006 and 2005, $99,000 was paid to Mr. Smith for an annual royalty fee paid under his employment agreement.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Option Exerciese Price ($/Sh)	Option Expiration Date

Rodney I. Smith	10,000	—	1.00	7/30/08
	10,000	—	1.00	8/3/08
	20,000	—	0.5625	12/28/09
	20,000	—	0.8000	4/22/11
	80,000	—	0.8100	5/3/11
	20,000	—	1.3900	12/25/11
	20,000	—	0.8300	12/16/13
	6,667	13,333	2.52	9/29/15
	—	20,000	2.25	5/21/16
TOTAL	186,667	33,333

Ashley B. Smith	4,650	—	1.00	6/9/07
	3,000	—	1.00	11/4/07
	4,800	—	1.00	8/3/08
	7,000	—	0.5625	12/28/09
	10,000	—	0.8000	4/22/11
	10,000	—	1.3900	12/25/11
	10,000	—	0.8300	12/16/13
	3,333	6,667	2.52	9/29/15
	—	7,000	2.25	5/21/16
TOTAL	52,783	13,667

Wesley A. Taylor	6,667	—	0.8300	12/16/13
	3,333	6,667	2.52	9/29/15
	—	7,000	2.25	5/21/16
TOTAL	10,000	13,667

TOTAL	249,450	60,667

(1) Value is based on the closing price of the Company’s Common Stock on December 29, 2006 ($2.15), the last trading day of 2006, less the option exercise price.

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.

Compensation of Directors

All non-employee Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. All employee Directors, except Rodney I Smith, receive $250 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties. Rodney I. Smith receives no compensation as a Director, but is reimbursed for expenses incurred in connection with the performance of his duties as a Director. For the twelve months ended December 31, 2007, total payments made to all Directors was $55,680.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Rodney I. Smith (2)	—	—	30,400	—	—	—	30,400
Andrew G. Kavounis (3)	4,000	—	—	—	—	—	4,000
Ashley B. Smith (4)	1,750	—	10,640	—	—	—	12,390
Wesley A. Taylor (5)	1,750	—	10,640	—	—	—	12,390

(1)	Also disclosed in the “Summary Compensation Table” above.

(2)	220,849 options were outstanding as of December 31, 2006, of which 186,667 were exercisable as of December 31, 2006.

(3)	4,000 options were outstanding as of December 31, 2006, of which 2,000 were exercisable as of December 31, 2006.

(4)	66,450 options were outstanding as of December 31, 2006, of which 52,783 were exercisable as of December 31, 2006.

(5)	23,667 options were outstanding as of December 31, 2006, of which 10,000 were exercisable as of December 31, 2006.

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

With respect to repayment of the Loan, the Board of Directors approved the acceleration of the accrual of all bonuses and related expenses necessary to payoff the Loan as of December 31, 2006. All related and accrued amounts required to fully payoff the Loan in the amount of $242,276, including a grossed up amount for income taxes, were recognized as general and administration expense for the year ended December 31, 2006.

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

The following table sets forth, as of March 20, 2007, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of of Class

Rodney I. Smith (1)(3)(4)(5)	752,465	15.6

Ashley B. Smith (1)(3)(4)(6)	150,400	3.2

Wesley A. Taylor (1)(7)	35,083	*

Andrew G. Kavounis (1)(8)	2,000	*

Lawrence R. Crews (1)(9)	3,333	*

AL Frank Asset Management, Inc. (10)	684,814	14.8

All directors, executive officers and key employees
as a group (5 persons)(2)(11)	943,281	19.3

* Less than 1%

(1)	The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, Kavounis, and Crews is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4)
Does not include options to purchase 5,000 shares held by Matthew Smith and an aggregate of 86,489 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith. Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)
Includes 50,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Smith. Includes options to purchase 186,667 shares.

(6)	Includes options to purchase 52,783 shares.

(7)	Includes options to purchase 10,000 shares.

(8)	Includes options to purchase 2,000 shares.

(9)	Includes options to purchase 3,333 shares.

(10)	Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651

(11)	Includes options to purchase 254,783 shares for all directors, executive officers and key employees as a group.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	511,424	$1.49	304,334
Equity compensation plans not approved by security holders	0	$0	0
Total	511,424	$1.49	304,334

Item 12.	Certain Relationships and Related Transactions.

At December 31, 2005, the Company owned an unsecured note receivable for approximately $143,730 from Mr. Rodney I. Smith, the Company’s President, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes (more fully described in Item 10). Principal received on the note was $143,730 for the year ended December 31, 2006, which included a one-time Board-approved bonus declared of $24,094 to repay the note in full in 2006. Total interest received on this note was approximately $8,624 and $15,396 for the years ended December 31, 2006 and 2005, respectively.

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

10.3
Form of License Agreement between the Company and its Licensee (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33- 89312) declared effective by the Commission on December 13, 1995).

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

10.11
1994 Stock Option Plan (as amended through October 1, 2002) (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No.: 333-
102892) filed with the Commission on January 31, 2003).

10.12	2004 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.13	UPS Capital Business Credit Loan Note dated December 16, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.14
Commercial Loan Agreement, dated June 15, 2006, by and between Smith-Midland Corporation, a Virginia corporation and a subsidiary of the Company (the “Borrower”) and Greater Atlantic Bank (the “Lender”) contemplating a single advance term loan in the amount of $365,000 and addendum thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.15
Promissory Note, dated June 15, 2006, in the amount of $365,000 issued by the Borrower to the Lender (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.16
Commercial Loan Agreement, dated June 15, 2006, by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000 and addendum thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.17
Commercial Loan Agreement, dated June 15, 2006, by and between the Borrower and the Lender contemplating a revolving multiple advance draw loan up to the aggregate amount of $1,500,000 and addendum thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.18
Promissory Note, dated June 15, 2006, in the amount of $1,500,000 issued by the Borrower to the Lender (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.19
Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing the Promissory Note in the amount of $365,000 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.20
Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing any promissory note(s) the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000 (Incorporated by reference to the Company’s Current Report onForm 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.21
Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing the Promissory Note in the amount of $1,500,000 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.22
Form of Guaranty, dated June 15, 2006, given by the Company and subsidiaries (except the Borrower) with respect to each of (i) the Promissory Note in the amount of $365,000; (ii) any promissory note(s) that the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000; and (iii) the Promissory Note in the amount of $1,500,000 issued by the Borrower to the Lender (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.23
Omnibus Modification of Lender Loan Documents Agreement, dated June 15, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.24
Omnibus Modification of UPS Capital Loan Documents Agreement, dated June 15, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

14	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item14.	Principal Accountant Fees and Services

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO Seidman, LLP, the principal accountant for the audit of the Company; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below.

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

Tax Fees. Tax fees are for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice, and tax planning. These fees related to services for preparation of taxes for 2005 and the estimated tax payments for 2006.

The Company does not have an Audit Committee. The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures. Instead, the Board will pre-approve the provision by BDO Seidman, LLP of all audit or non-audit services.

	2006	2005
Audit Fees	$94,520	$112,305
Tax Fees	26,425	31,565
Total	120,945	143,870

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: April 2, 2007	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(principal executive officer)

By:	/s/ Lawrence R. Crews
Lawrence R. Crews, CFO
(principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	April 2, 2007
Rodney I. Smith

/s/ Wesley A. Taylor	Director	April 2, 2007
Wesley A. Taylor

/s/ Ashley B. Smith	Director	April 2, 2007
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	April 2, 2007
Andrew G. Kavounis

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Smith-Midland Corporation
and Subsidiaries

Contents

Report of Independent Registered Public Accountants	F-3

Consolidated Financial Statements

Balance Sheets	F-4-5

Statements of Operations	F-6

Statements of Stockholders' Equity	F-7

Statements of Cash Flows	F-8-9

Summary of Significant Accounting Policies	F-10-15

Notes to Consolidated Financial Statements	F-16-22

Report of Independent Registered Public Accountants

To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia
March 29, 2007

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

December 31,	2006	2005
Assets (Note 2)

Current assets
Cash and cash equivalents	$482,690	$1,003,790
Accounts receivable
Trade - billed, (less allowance for doubtful
accounts of $208,108 and $239,300)	5,417,475	4,761,718
Trade - unbilled	825,524	134,075
Inventories
Raw materials	903,674	861,872
Finished goods	2,213,798	1,755,388
Prepaid expenses and other assets	123,710	144,945
Refundable income taxes (Note 4)	392,732	-
Deferred taxes (Note 4)	351,000	195,000

Total current assets	10,710,603	8,856,788

Property and equipment, net (Note 1)	3,729,537	3,443,273

Other assets
Notes receivable, officer (Note 3)	-	143,730
Other	214,703	163,603

Total other assets	214,703	307,333

	$14,654,843	$12,607,394

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

December 31,	2006	2005
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$2,733,974	$1,248,751
Accrued income taxes payable (Note 4)	-	327,825
Accrued expenses and other liabilities	1,884,386	765,447
Current maturities of notes payable (Note 2)	677,022	411,635
Customer deposits	614,127	476,478

Total current liabilities	5,909,509	3,230,136

Notes payable - less current maturities (Note 2)	3,918,041	3,829,212
Deferred tax liability (Note 4)	221,000	215,000

Total liabilities	10,048,550	7,274,348

Commitments and contingencies (Notes 3, 5 and 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000
shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000
shares; 4,635,282 and 4,610,191 issued and outstanding	46,346	46,102
Additional paid-in capital	4,415,363	4,326,548
Retained earnings	246,884	1,062,696

	4,708,593	5,435,346
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	4,606,293	5,333,046

	$14,654,843	$12,607,394

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31,	2006	2005
Revenue
Products sales and leasing	$22,729,310	$19,609,634
Shipping and installation revenue	5,505,814	3,090,085
Royalties	1,127,121	1,091,199

Total revenue	29,362,245	23,790,918

Cost of goods sold	24,750,514	17,567,149

Gross profit	4,611,731	6,223,769

Operating expenses
General and administrative expenses	3,500,544	2,765,732
Selling expenses	1,989,636	1,481,628

Total operating expenses	5,490,180	4,247,360

Operating income (loss)	(878,449)	1,976,409

Other income (expense)
Interest expense	(396,509)	(347,495)
Interest income (Note 3)	29,200	33,612
Gain (loss) on sale of assets	(10,418)	5,571
Other, net	(3,636)	94,797

Total other income (expense)	(381,363)	(213,515)

Income (loss) before income tax (benefit) expense	(1,259,812)	1,762,894
Income tax (benefit) expense (Note 4)	(444,000)	412,000

Net (loss) income	$(815,812)	$1,350,894

Basic earnings (loss) per share (Note 8)	$(.18)	$.30
Diluted earnings (loss) per share (Note 8)	$(.18)	$.29

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

		Additional	Retained
	Common	Paid-In	Earnings	Treasury
	Stock	Capital	(Deficit)	Stock	Total

Balance, December 31, 2004	$44,495	$4,189,388	$(288,198)	$(102,300)	$3,843,385

Stock options exercised	1,607	137,160	-	-	138,767

Net income	-	-	1,350,894	-	1,350,894

Balance, December 31, 2005	46,102	4,326,548	1,062,696	(102,300)	5,333,046

Stock options exercised	244	23,180	-	-	23,424

Stock option compensation	-	65,635	-	-	65,635

Net loss	-	-	(815,812)	-	(815,812)

Balance, December 31, 2006	$46,346	$4,415,363	$246,884	$(102,300)	$4,606,293

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31,	2006	2005
Cash Flows From Operating Activities
Cash received from customers	$28,152,687	$23,978,133
Cash paid to suppliers and employees	(28,032,599)	(22,496,342)
Income taxes paid, net	(427,157)	(34,198)
Interest paid	(396,509)	(347,495)
Other	691,839	128,188

Net cash provided (absorbed) by operating activities	(11,739)	1,228,286

Cash Flows From Investing Activities
Purchases of property and equipment	(901,142)	(727,968)
Proceeds from sale of fixed assets	14,142	47,310

Net cash absorbed by investing activities	(887,000)	(680,658)

Cash Flows From Financing Activities
Proceeds from borrowings on Line of Credit, net	250,000	-
Proceeds from long-term borrowings	763,851	245,495
Repayments of long-term borrowings	(659,636)	(419,675)
Repayments on borrowings - related parties, net	-	(8,169)
Proceeds from options exercised	23,424	138,767

Net cash provided (absorbed) by financing activities	377,639	(43,582)

Net increase (decrease) in cash	(521,100)	504,046

Cash and cash equivalents, beginning of year	1,003,790	499,744

Cash and cash equivalents, end of year	$482,690	$1,003,790

Supplemental schedule of non-cash investing activities
Bonus to repay officer note receivable	$143,730	$112,864

continued…

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

Year Ended December 31,	2006	2005
Reconciliation of net (loss) income to net cash (absorbed)
provided by operating activities

Net (loss) income	$(815,812)	$1,350,894
Adjustments to reconcile net (loss) income to net cash (absorbed) provided by operating activities
Depreciation and amortization	600,639	506,061
Deferred taxes	(150,000)	74,000
Stock option compensation expense	65,635	-
Loss (gain) on sale of fixed assets	10,418	(5,571)
Expenses (net) related to pay down on officer note receivable	143,730	112,864
(Increase) decrease in
Accounts receivable - billed	(655,757)	(434,253)
Accounts receivable - unbilled	(691,449)	336,738
Inventories	(500,212)	(265,475)
Prepaid expenses and other assets	72,925	(411,924)
Refundable income taxes	(392,732)	-
Increase (decrease) in
Accounts payable - trade	1,485,223	(694,444)
Accrued expenses and other liabilities	1,005,829	70,841
Accrued income taxes payable	(327,825)	303,825
Customer deposits	137,649	284,730

Net cash provided (absorbed) by operating activities	$(11,739)	$1,228,286

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Summary of Significant Accounting Policies

Nature of Business
Smith-Midland Corporation and its wholly owned subsidiaries (the “Company”) develop, manufacture, license, sell and install precast concrete products for the construction, transportation and utilities industries in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, Midland Advertising and Design, Inc., doing business as Adventures, a Virginia corporation, and Smith-Columbia Corporation, a South Carolina corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents	The Company considers all unrestricted cash and money market accounts with a maturity of three months or less as cash and cash equivalents.

Inventories	Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

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

Smith-Midland Corporation
and Subsidiaries

Summary of Significant Accounting Policies
(continued)

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

Stock Options
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for our common stock as quoted on the OTC Bulletin Board Market on the date of grant. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation. The adoption of SFAS 123R was not material to the financial statements.

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

The Company granted 108,000 stock options during the year ended December 31, 2006, of which 19,500 were also forfeited during 2006. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 73%, risk-free interest rate of 4.42% and expected lives of six years. The weighted average fair value of options granted during the year ended December 31, 2006 was $1.52. Substantially all options become vested and exercisable ratably over a three-year period.

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

Risks and Uncertainties
The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2006 is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Smith-Midland Corporation
and Subsidiaries

Summary of Significant Accounting Policies
(continued)

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

Advertising Costs	The Company expenses all advertising costs as incurred. Advertising expense was approximately $314,000 and $166,000 in 2006 and 2005, respectively.

Earnings (Loss) Per Share
Earnings (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic (loss) earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in earnings of an entity.

Long-Lived Assets
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2006.

Recent Accounting Pronouncements
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

Summary of Significant Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential effect of FIN 48 but, at this time, does not expect a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measures (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measures. This statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact this statement may have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its consolidated financials statements.

Smith-Midland Corporation
and Subsidiaries

Summary of Significant Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

Reclassifications	Certain immaterial reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2006 presentation.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Property and Equipment

Property and equipment consist of the following:

December 31,	2006	2005

Land and land improvements	$421,833	$699,068
Buildings	2,699,724	2,518,367
Machinery and equipment	6,404,932	6,903,789
Rental equipment	634,777	606,193

	10,161,266	10,727,417
Less: accumulated depreciation	6,431,729	7,284,144

	$3,729,537	$3,443,273

For the year ended December 31, 2006, the Company disposed of certain assets totaling $1,420,919. All of these assets were fully depreciated except for $7,450, which the Company recognized as a loss on disposal of fixed assets.

Depreciation expense was approximately $600,000 and $500,000 for the year ended December 31, 2006 and 2005, respectively.

2.	Notes Payable

Notes payable consist of the following:

December 31,	2006	2005

Mortgage payable to Greater Atlantic Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (8.75% at December 31, 2006); collateralized by principally all assets of the Company. This note was assigned on June 15, 2006 from a note previously held by UPS Capital and discussed below.	$3,275,333	$—

Mortgage payable to UPS Capital, maturing June 2021 and assigned to Greater Atlantic Bank on June 15, 2006.	—	3,346,302

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable (continued)

Note payable to Greater Atlantic Bank, maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 5-year treasury plus 3.25% (7.95% at December 31, 2006); collateralized by a second priority lien on Company assets.	$323,229	$—

Note payable to UPS Capital paid in full on June 15, 2006.	—	334,329

The Company also has a $1,500,000 line of credit with Greater Atlantic Bank. The line matures June 15, 2007 and bears interest at the prime rate (8% at December 31, 2006); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	250,000	—

Installment notes and capitalized leases, collateralized by certain machinery and equipment maturing at various dates, primarily through 2010, with interest at 7.25% through 11.07%.	746,501	560,216

	4,595,063	4,240,847
Less current maturities	677,022	411,635

	$3,918,041	$3,829,212

The Company’s mortgage loan, with a balance of $3,275,333 at December 31, 2006, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on annual capital expenditures. At December 31, 2006, the Company was in violation of covenants related to fixed asset expenditures, however, the Company received a waiver of the covenants by the bank.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable(continued)
The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,	Amount

2007	$677,022
2008	325,768
2009	328,022
2010	311,408
2011	201,173
Thereafter	2,751,670

$4,595,063

3.	Related Party Transactions

The Company currently leases three and one half acres of its Midland, Virginia property from its President, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for an annual rent of $24,000.

At December 31, 2005, the Company owned an unsecured note receivable for approximately $143,730 from Mr. Rodney I. Smith, the Company’s President, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes. Principal received on the note was $143,730 for the year ended December 31, 2006, which included a one-time Board-approved bonus declared of $24,094 to repay the note in full in 2006. Total interest received on this note was approximately $8,624 and $15,396 for the years ended December 31, 2006 and 2005, respectively.

4.	Income Taxes

Income tax expense (benefit) is comprised of the following:

Year Ended December 31,	2006	2005

Current	$(294,000)	$338,000

Deferred	(150,000)	74,000

	$(444,000)	$412,000

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

4.	Income Taxes (continued)

The provision (benefit) for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

Year Ended December 31,	2006		2005
	Amount	Percent	Amount	Percent

Income taxes at statutory rate	$(428,000)	(34%)	$609,000	34%
Increase (decrease) in taxes resulting from:

Change in valuation allowance	—	—	(342,000)	(19)
State income taxes,
net of federal benefit	(50,000)	(4)	91,000	5
Other	34,000	2	54,000	3

	$(444,000)	(36%)	$412,000	23%

 Deferred tax assets (liabilities) are as follows:

December 31,	2006	2005

Net operating loss carryforward	$40,000	$—
Depreciation	(221,000)	(215,000)
Provision for doubtful accounts	81,000	91,000
Vacation accrued	59,000	60,000
Deferred income	82,000	64,000
Other	89,000	(20,000)

Net deferred tax asset (liability)	130,000	(20,000)

Current portion, net	351,000	195,000
Long-term portion, net	(221,000)	(215,000)

	$130,000	$(20,000)

At December 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $110,000 that expire in 2026.

5.	Employee Benefit Plans

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total contributions for the years ended December 31, 2006 and 2005 were approximately $61,000 and $58,000, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

6.	Stock Options

Under a 1994 Stock Option Plan, (“1994 Plan”) up to 1,025,000 options were available for grant. Options outstanding under the 1994 Plan at December 31, 2006 were 315,758. The 1994 Plan expired in 2004 and no more options can be granted under this plan. All options outstanding at December 31, 2006 will remain outstanding until the expiration date, which is ten years from the date of grant. On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. The Company granted 108,000 stock options during the year ended December 31, 2006, of which 19,500 were also forfeited during 2006. The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2006:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2004	$1.01	533,825	469,825
Granted	2.52	130,971	-
Forfeited	2.55	(31,000)	(23,667)
Exercised	.86	(160,643)	(160,643)
Vested	-	-	28,337

Balance, December 31, 2005	1.37	473,153	313,852
Granted	2.25	108,000	-
Forfeited	2.33	(45,305)	(5,828)
Exercised	.96	(24,424)	(24,424)
Vested	2.24	-	70,549

Balance, December 31, 2006	$1.49	511,424	354,149

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

The following table summarizes options outstanding and exercisable at December 31, 2006:

	Options Outstanding		Options Exercisable
		Weighted Average
	Number of	Remaining Contractual	Number
Exercise Prices	Shares	Life (Years)	of Shares
$.56	27,000	2.99	27,000
.80 - .83	185,333	6.30	185,333
1.00 - 1.39	103,425	2.36	103,425
2.25	80,500	9.39	-
2.33	8,000	8.87	2,667
2.52	107,166	8.75	35,724
	511,424		354,149

7.	Commitments and Contingencies

In June 2006 the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision the Company recorded a pre-tax loss of $613,374 in 2006, which included the loss from operations and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company estimates $91,000 in additional expenses in 2007 related to termination of the agreement.

The Company is party to legal proceedings and disputes which arise in the ordinary course of business. In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

8.	Earnings (Loss) Per Share

Earnings (loss) per share is calculated as follows:

Year ended December 31,	2006	2005
Basic earnings (loss)

Income (loss) available to common shareholder	$(815,812)	$1,350,894

Weighted average shares outstanding	4,621,513	4,480,151

Basic earnings (loss) per share	$(.18)	$.30

Diluted earnings per share

Income (loss) available to common shareholder	$(815,812)	$1,350,894

Weighted average shares outstanding	4,621,513	4,480,151
Dilutive effect of stock options	—	115,887

Total weighted average shares outstanding	4,621,513	4,596,028

Diluted earnings per share	$(.18)	$.29