Form 10QSB
period 2007-03-31
SMITH MIDLAND CORP
filed 2007-05-11
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
March 31, 2007	1-13752

SMITH-MIDLAND CORPORATION
(Exact Name of Small Business
Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

As of May 11, 2007, the Company had outstanding 4,635,282 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format: Yes__ No X

SMITH-MIDLAND CORPORATION

PART I - Financial Information
Item 1.  Financial Statements

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
Assets	Unaudited	Audited

Current assets
Cash	$303,973	$482,690
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $291,600 and $239,300)	6,384,257	5,417,475
Trade - unbilled	278,822	825,524
Inventories
Raw materials	781,326	903,674
Finished goods	2,013,858	2,213,798
Prepaid expenses and other assets	286,131	516,442
Deferred Taxes	350,000	351,000

Total currents assets	10,398,367	10,710,603

Property and equipment, net	3,765,058	3,729,537

Other assets	241,038	214,703

Total assets	$14,404,463	$14,654,843

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$2,276,757	$2,733,974
Accrued expenses and other liabilities	1,650,309	1,884,386
Current maturities of notes payable	384,483	677,022
Customer deposits	974,995	614,127

Total current liabilities	5,286,544	5,909,509

Notes payable - less current maturities	3,873,182	3,918,041
Deferred taxes	221,000	221,000

Total liabilities	9,380,726	10,048,550

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	--	--
Common stock, $.01 par value; authorized 8,000,000 shares; 4,635,282 and 4,634,615 issued and outstanding, respectively	46,353	46,346
Additional paid-in capital	4,439,572	4,415,363
Retained earnings	640,112	246,884

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,023,737	4,606,293

Total liabilities and stockholders’ equity	$14,404,463	$14,654,843

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Product sales and leasing	$6,871,420	$5,188,175
Shipping and installation revenue	1,313,765	1,533,324
Royalties	304,477	275,669
Total Revenue	8,489,662	6,997,168

Cost of goods sold	6,298,599	5,508,381

Gross profit	2,191,063	1,488,787

Operating expenses:
General and administrative expenses	977,138	615,949
Selling expenses	466,064	449,154
Total operating expenses	1,443,202	1,065,103

Operating income	747,861	423,684

Other income (expense):
Interest expense	(110,299)	(94,866)
Interest income	3,100	8,164
Gain (Loss) on sale of fixed assets	(1,002)	0
Other, net	(432)	(1,853)
Total other income (expense)	(108,633)	(88,555)

Income before income tax expense	639,228	335,129

Income tax expense	246,000	127,000

Net income	$393,228	$208,129

Basic earnings per share	$.09	$.05

Diluted earnings per share	$.08	$.04

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$8,340,449	$5,515,678
Cash paid to suppliers and employees	(8,053,173)	(5,640,069)
Income taxes paid, net	(9,926)	(304,735)
Interest paid	(110,299)	(94,866)
Other	176,472	108,786
Net cash provided (absorbed) by operating activities	343,523	(415,206)

Cash flows from investing activities:
Purchases of property and equipment	(190,158)	(122,980)
Proceeds from sale of fixed assets	4,764	0
Net cash absorbed by investing activities	(185,394)	(122,980)

Cash flows from financing activities:
Repayments on line of credit borrowings, net	(250,000)	--
Proceeds from long-term borrowings	46,125	48,097
Repayments of long-term borrowings	(133,524)	(109,895)
Proceeds from options exercised	553	10,545
Net cash absorbed by financing activities	(336,846)	(51,253)

Net increase (decrease) in cash and cash equivalents	(178,717)	(589,439)

Cash and cash equivalents at beginning of period	482,690	1,003,790

Cash and cash equivalents at end of period	$303,973	$414,351

Reconciliation of net income to net cash provided by operating activities:

Net income	$393,228	$208,129
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	150,434	102,475
Loss (Gain) on sale/disposal of fixed assets	1,002	--
Expenses (net) related to pay down on officer note receivable	--	29,909
Deferred taxes	1,000	22,000
Stock option compensation expense	23,662	15,389
Decrease (increase) in:
Accounts receivable - billed	(966,782)	(1,197,900)
Accounts receivable - unbilled	546,702	(301,236)
Inventories	322,288	(149,652)
Prepaid expenses and other	202,415	(31,889)
Increase (decrease) in:
Accounts payable - trade	(457,217)	1,036,927
Accrued expenses and other liabilities	(234,077)	32,731
Accrued income taxes payable	--	(199,735)
Customer deposits	360,868	17,646

Net cash provided (absorbed) by operating activities	$343,523	$(415,206)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Basis of Presentation

As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in Smith-Midland Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 2007 and 2006.

The results disclosed in the consolidated statements of income are not necessarily indicative of the results to be expected for any future periods.

In June 2006, the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and, pursuant to a month to month operating and rental agreement, began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision, the Company recorded a pre-tax loss of $613,374 in 2006, which included the loss from operations and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company recognized additional losses of $61,000 in the first quarter of 2007 related to operations during the period and termination of the agreement.

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

Reclassifications

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2007 presentation.

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

The current provision for federal income taxes for the three-month period ending March 31, 2007 consists of alternative minimum tax due to utilization of the net operating loss carry forwards, which were approximately $130,000 as of December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. or state tax examinations for years before 2002. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended March 31,
	2007	2006
Net income	$393,228	$208,129
Average shares outstanding for basic earnings per share	4,635,253	4,612,731
Dilutive effect of stock options and warrants	160,187	248,244
Average Shares Outstanding for Diluted Earnings per Share	4,795,440	4,860,974
Basic earnings per share	$.09	$.05
Diluted earnings per share	$.08	$.04

Stock Options

In accordance with SFAS 123R, stock option expense for the three months ended March 31, 2007 and 2006 was $23,662 and $15,389, respectively. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The Company expects to continue using the Black-Scholes option pricing model in connection with its adoption of SFAS 123R to measure the fair value of stock options. The fair value of options granted in 2006 was estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.42%
Dividend yield	0%
Volatility factor	84%
Weighted average expected life	6.0 years

The following table summarizes options outstanding:

	Three months Ended March 31, 2007
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	511,424	$1.49
Granted	--	--
Forfeited	--	--
Exercised	(667)	$.83
Options outstanding at end of period	510,757	$1.49
Options exercisable at end of period	353,482	$1.10

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three months ended March 31, 2007 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2007. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

In June 2006, the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and, pursuant to a month to month operating and rental agreement, began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision, the Company recorded a pre-tax loss of $613,374 in 2006, which included the loss from operations and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company recognized additional losses of $61,000 in the first quarter of 2007 related to operations during the period and termination of the agreement.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

For the three months ended March 31, 2007, the Company had total revenue of $8,489,662 compared to total revenue of $6,997,168 for the three months ended March 31, 2006, an increase of $1,492,494, or 21%. Total product sales were $6,871,420 for the three months ended March 31, 2007 compared to $5,188,175 for the same period in 2006, an increase of $1,683,245, or 32%. The increase related primarily to increased production and revenues from the utility and highway safety barrier product categories, which accounted for approximately $1,282,000 of the increase. The Slenderwall™ and architectural product line revenues increased 5.3%, or $131,096, as compared to prior year. Revenue from Columbia operations was $304,304 for the three months ended March 31, 2007. Shipping and installation revenue was $1,313,765 for the three months ended March 31, 2007 compared to $1,533,324 for the same period in 2006, a decrease of $219,559, or 14%. The decrease was primarily related to the decreased installation activity related to the Slenderwall™ and architectural product lines. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. Royalty revenue was $304,477 for the three months ended March 31, 2007 compared to $275,669 for the same period in 2006, an increase of $28,808, or 11%. The increase was due primarily to increased barrier production and initial royalty revenues from a new Slenderwall™ licensee. The Company expects these increased royalty revenues to continue through the end of 2007. The new Slenderwall™ licensee started producing its first Slenderwall™ project in 2006 and has two other projects in its backlog expected to be produced through the end of the second quarter 2007.

Total cost of goods sold for the three months ended March 31, 2007 was $6,298,599, an increase of $790,218, or 14%, from $5,508,381 for the three months ended March 31, 2006. Cost of goods sold as a percentage of total revenue decreased from 79% for the three months ended March 31, 2006 to 74% for the three months ended March 31, 2007. The decrease was due to improved raw materials pricing combined with decreases in fuel-related costs and fuel surcharges. Decreased labor costs due to better management of overtime also contributed to the improvement. Cost of sales for the Columbia operations was $295,403 for the three months ended March 31, 2007. Also, included in cost of goods sold were shipping and installation expenses of $1,180,663 for the three months ended March 31, 2007 and $1,432,268 for the same period in 2006, a decrease of $251,605, or 18%. The decrease related mostly to decreased shipping and installation activity combined with improved management of these service lines.

For the three months ended March 31, 2007, the Company's general and administrative expenses increased $361,189, or 59%, to $977,138 from $615,949 during the same period in 2006. The increase was primarily due to increased insurance costs, depreciation, audit fees, bad debt expense, and use taxes, resulting from increased Slenderwall and architectural production volume. General and administrative expense from Columbia operations of $69,138 also contributed to the increase.

Selling expenses for the three months ended March 31, 2007 increased $16,910, or 4%, to $466,064 from $449,154 for the three months ended March 31, 2006, primarily due to the hiring of a new Beach Prism™ salesperson and management’s decision to apply more resources to selling activities. Sales commissions also increased in relation to increased revenues.

The Company had operating income of $747,861 for the three months ended March 31, 2007 compared to operating income of $423,684 for the three months ended March 31, 2006, an increase of $324,177, or 77%. The increased operating income was primarily the result of higher revenues and production, while labor and overhead costs remained flat. The Columbia operations had an operating loss of $61,288 for the three months ended March 31, 2007, which reduced operating income for the period.

Interest expense was $110,299 for the three months ended March 31, 2007, compared to $94,866 for the three months ended March 31, 2006. The increase of $15,433, or 16%, was due primarily to higher market interest rates in 2007 and new loans added over the past 12 months.

The Company had net income of $393,228 for the three months ended March 31, 2007, compared to net income of $208,129 for the same period in 2006. The basic and diluted net income per share for the current three-month period were $.09 and $.08, respectively, compared to basic and diluted net income per share of $.05 and $.04, respectively, for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,257,665 of debt obligations at March 31, 2007, of which $384,483 was scheduled to mature within twelve months. The Company also has a $1,500,000 line of credit, under which there was no outstanding balance at March 31, 2007. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on June 15, 2007.

At March 31, 2007, the Company had cash totaling $303,973 compared to cash totaling $482,690 at December 31, 2006. During the period, financing activities absorbed $336,846 (net) and the Company used $185,394 in its investing activities, primarily for the purchase of new equipment and real estate directly adjacent to its North Carolina manufacturing plant. The Company’s operating activities provided cash of $343,523 (net), primarily due to increased profitability and decreases in inventory levels during the period.

Capital spending totaled $190,158 for the three months ended March 31, 2007 versus $122,980 in the comparable period of the prior year, mainly because of routine equipment replacements, plant modernization, and the purchase of real estate located directly adjacent to the North Carolina plant. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements and plant upgrades, which are planned through 2007 based on the achievement of operating goals and the availability of funds.

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

Other Comments

As of May 6, 2007, the Company's unaudited production backlog was approximately $11,600,000 as compared to approximately $14,900,000 at the same time in 2006. Selling and bidding activity, as well as the economic condition of the construction industry in our service areas remains strong. Management is continuing with its aggressive marketing and advertising initiatives and no changes are expected in the near future. The majority of the projects relating to the backlog as of May 6, 2007 are scheduled to be produced and erected in the remainder of 2007 and through the first quarter of 2008. The Company continues to see significant demand for its Slenderwall™ and architectural product lines. Also, due to the lighter weight characteristics of the Slenderwall™, the Company has been able to considerably expand its service area into regions that previously could not be reached economically in the past.

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

First, the Company completed research and development and a patent application was submitted to the US Patent Office for H2Out™, the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence detering lawsuits from tenants and owners of buildings. H2Out™ is currently ready for production and implementation and the Company has received many inquiries for this new innovative product.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION

Date: May 11, 2007	By: /s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2007	By: /s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)