Form 10QSB
period 2007-06-30
SMITH MIDLAND CORP
filed 2007-08-10
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
June 30, 2007	1-13752

SMITH-MIDLAND CORPORATION
(Exact Name of Small Business
Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

As of August 10, 2007, the Company had outstanding 4,669,382 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

SMITH-MIDLAND CORPORATION

(a) Condensed consolidated balance sheet as of December 31, 2006, has been derived from audited consolidated financial statements.

PART I - Financial Information - Unaudited

Item 1.  Financial Statements (Unaudited)

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
Assets		(a)

Current assets
Cash and cash equivalents	$1,530,671	$482,690
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $369,336 and $208,100)	6,089,623	5,417,475
Trade - unbilled	465,070	825,524
Inventories
Raw materials	778,064	903,674
Finished goods	1,794,588	2,213,798
Prepaid expenses and other assets	178,831	516,442
Deferred taxes	412,000	351,000

Total currents assets	11,248,847	10,710,603

Property and equipment, net	3,718,441	3,729,537

Other assets	225,429	214,703

Total assets	$15,192,717	$14,654,843

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$2,183,216	$2,733,974
Accrued expenses and other liabilities	1,075,032	1,884,386
Accrued income taxes	80,086	—
Line of Credit	1,400,000	250,000
Current maturities of notes payable	326,201	427,022
Customer deposits	711,335	614,127

Total current liabilities	5,775,870	5,909,509

Notes payable - less current maturities	3,744,150	3,918,041
Deferred taxes	221,000	221,000

Total liabilities	9,741,020	10,048,550

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,669,382 and 4,634,615 issued and outstanding, respectively	46,694	46,346
Additional paid-in capital	4,503,496	4,415,363
Retained earnings	1,003,807	246,884

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,451,697	4,606,293

Total liabilities and stockholders’ equity	$15,192,717	$14,654,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue
Product sales and leasing	$6,117,834	$4,746,106
Shipping and installation	1,392,149	1,240,439
Royalties	388,962	376,446
Total revenue	7,898,945	6,362,991

Cost of goods sold	6,179,638	5,336,999

Gross profit	1,719,307	1,025,992

Operating expenses:
General and administrative expenses	665,995	680,971
Selling expenses	404,034	414,187
Total operating expenses	1,070,029	1,095,158

Operating income (loss)	649,278	(69,166)

Other income (expense):
Interest expense	(101,784)	(96,491)
Interest income	5,782	8,323
Gain (Loss) on sale of fixed assets	(12,026)	(47)
Other, net	(1,555)	(257)
Total other income (expense)	(109,583)	(88,472)

Income (loss) before income tax expense (benefit)	539,695	(157,638)

Income tax expense (benefit)	176,000	(70,180)

Net income (loss)	$363,695	$(87,458)

Basic earnings (loss) per share	$.08	$(.02)

Diluted earnings (loss) per share	$.08	$(.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenue
Product sales and leasing	$12,987,277	$9,934,281
Shipping and installation	2,705,913	2,773,763
Royalties	693,439	652,115
Total revenue	16,386,629	13,360,159

Cost of goods sold	12,485,386	10,850,611

Gross profit	3,901,243	2,509,548

Operating expenses:
General and administrative expenses	1,641,311	1,288,179
Selling expenses	862,792	866,850
Total operating expenses	2,504,103	2,155,030

Operating income	1,397,140	354,519

Other income (expense):
Interest expense	(212,083)	(191,357)
Interest income	8,882	16,487
Gain (Loss) on sale of fixed assets	(13,027)	(47)
Other, net	(1,989)	(2,111)
Total other income (expense)	(218,217)	(177,028)

Income before income taxes	1,178,923	177,491

Income tax expense	422,000	56,820

Net income	$756,923	$120,671

Basic earnings per share	$.16	$.03

Diluted earnings per share	$.16	$.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$16,172,142	$12,650,651
Cash paid to suppliers and employees	(15,859,258)	(12,441,449)
Income taxes paid, net	(10,182)	(311,459)
Interest paid	(212,083)	(191,357)
Other	353,933	256,382
Net cash provided (absorbed) by operating activities	444,552	(37,232)

Cash flows from investing activities:
Purchases of property and equipment	(320,157)	(309,347)
Proceeds from sale of fixed assets	11,743	606
Net cash absorbed by investing activities	(308,414)	(308,741)

Cash flows from financing activities:
Proceeds from line of credit borrowings	1,150,000	—
Proceeds from long-term borrowings	46,125	195,072
Repayments of long-term borrowings	(320,836)	(206,035)
Proceeds from options exercised	36,554	16,031
Net cash provided by financing activities	911,843	5,068

Net increase (decrease) in cash and cash equivalents	1,047,981	(340,905)

Cash and cash equivalents at beginning of period	482,690	1,003,790

Cash and cash equivalents at end of period	$1,530,671	$662,885

Reconciliation of net income to net cash provided (absorbed) by operating activities:

Net income	$756,923	$120,671
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	295,112	240,207
Loss on sale/disposal of fixed assets	13,027	47
Expenses (net) related to pay down on officer note receivable	—	59,818
Deferred taxes	(61,000)	54,000
Stock option compensation expense	51,927	32,976
Decrease (increase) in:
Accounts receivable - billed	(672,148)	(572,066)
Accounts receivable - unbilled	360,454	(67,963)
Inventories	544,820	(539,920)
Prepaid expenses and other	338,256	6,788
Increase (decrease) in:
Accounts payable - trade	(550,758)	869,108
Accrued expenses and other liabilities	(809,354)	142,158
Accrued income taxes	80,086	(308,639)
Customer deposits	97,207	(74,417)

Net cash provided (absorbed) by operating activities	$444,552	$(37,232)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 2007 and 2006.

The results disclosed in the condensed consolidated statements of operations are not necessarily indicative of the results to be expected for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, Midland Advertising and Design, Inc., doing business as Adventures, a Virginia corporation, and Smith-Columbia Corporation, a South Carolina corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the 2007 presentation.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three months ended June 30,
	2007	2006
Net income (loss)	$363,695	$(87,458)
Average shares outstanding for basic earnings per share	4,638,219	4,624,805
Dilutive effect of stock options and warrants	139,273	—
Average Shares Outstanding for Diluted Earnings per Share	4,777,491	4,624,805
Basic earnings (loss) per share	$.08	$(.02)
Diluted earnings (loss) per share	$.08	$(.02)

	Six months ended June 30,
	2007	2006
Net income	$756,923	$120,671
Average shares outstanding for basic earnings per share	4,636,014	4,617,119
Dilutive effect of stock options and warrants	141,849	258,444
Average Shares Outstanding for Diluted Earnings per Share	4,777,862	4,875,564
Basic earnings per share	$.16	$.03
Diluted earnings per share	$.16	$.03

Stock Options

In accordance with SFAS 123R, stock option expense for the three months ended June 30, 2007 and 2006 was $28,265 and $17,587, respectively, and for the six months ended June 30, 2007 and 2006 was $51,927 and $32,976, respectively. The Company has approximately $277,000 remaining to expense related to non-vested stock options outstanding at June 30, 2007. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The fair values of options granted in 2007 were estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.42%
Dividend yield	0%
Volatility factor	73%
Weighted average expected life	6.0 years

The following table summarizes options outstanding:

	Six months Ended June 30, 2007
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	511,424	$1.49
Granted	92,500	2.15
Forfeited	—	—
Exercised	(34,767)	$1.06
Options outstanding at end of period	569,157	$1.28
Options exercisable at end of period	346,210	$1.19

Subsequent Event

On August 7, 2007, Smith-Midland Corporation (“the Borrower”), a Virginia corporation and a subsidiary of the Company, entered into the following agreements (the “Loan Agreements”) with Greater Atlantic Bank (the “Lender”):

1.
a commercial debt modification agreement (the “Modification Agreement”) to extend the maturity date to June 15, 2008 for the Company’s revolving multiple advance draw loan up to the aggregate amount of $1,500,000 (the “Working Capital Line of Credit”) for the purpose of providing working capital to the Borrower.

2.
a commercial loan agreement (the “Loan Agreement”) by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000 for the purpose of supporting equipment and vehicle purchases by the Borrower (the “Equipment Line of Credit”)

The loan provided for in the Working Capital Line of Credit is evidenced by a Promissory Note, dated June 15, 2006, that bears interest at the prime rate, as published in the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Borrower. The Working Capital Line of Credit contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Working Capital Line of Credit, amounts owed under the Working Capital Line of Credit may be declared immediately due and payable. At June 30, 2007, $1,400,000 was outstanding for the Working Capital Line of Credit. At August 7, 2007, $150,000 was outstanding for the Working Capital Line of Credit. This line of credit expires on June 16, 2008.

Pursuant to the Equipment Line of Credit, the Lender agreed to provide the Borrower a line of credit of up to $700,000 to purchase equipment used in the Borrower’s business. In accordance thereto, borrowings under the Equipment Line of Credit will be evidenced by separate promissory notes each bearing interest at a rate based upon the Three Year Constant Maturity Yield Index for United States Treasury Securities. Such promissory notes, when issued, shall be collateralized by a vehicle title or purchase money financing statement for the equipment purchased with borrowings under the Equipment Line of Credit. The Equipment Line of Credit contains certain restrictive and financial covenants and expires one year from the date thereof. At August 7, 2007, credit available on this line of credit was $700,000 as there was no outstanding.

The Company is in compliance with all restrictive covenants on the debt agreements discussed above.

For a more full description of these loans, reference is made to the Loan Agreement, the Modification Agreement, the related Commercial Security Agreement, and Form of Guaranty, attached here as Exhibit 10.1, 10.2, 10.3, 10.4, respectively, and incorporated herein by reference.

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2007. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

In June 2006, the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and, pursuant to a month to month operating and rental agreement, began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision, the Company recorded a pre-tax loss of $613,374 in 2006, which included the loss from operations and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company recognized additional losses of approximately $61,000 and $71,000, respectively, during the three and six months ended June 30, 2007 related to operations and termination of the agreement.

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

For the three months ended June 30, 2007, the Company had total revenue of $7,898,945 compared to total revenue of $6,362,991 for the three months ended June 30, 2006, an increase of $1,535,954 or 24%. Total product sales were $5,987,085 for the three months ended June 30, 2007 compared to $4,657,299 for the same period in 2006, an increase of $1,329,786, or 29%. Highway safety barrier revenues increased significantly due to increased highway construction around the DC Metro area. Utility product revenues also increased while Slenderwall and architectural revenues and production declined. We expect this trend of strong highway safety barrier and utility sales to continue through the end of 2007. Soundwall revenues also increased for the first half of 2007 and are expected to continue to be strong during the second half of 2007. Shipping and installation revenue was $1,392,149 for the three months ended June 30, 2007 compared to $1,240,439 for the same period in 2006, an increase of $151,710, or 12%. The increase was primarily related to the increased shipping activity across all product categories, while installation activity remained roughly flat for the second quarter 2007 compared to 2006. Royalty revenue was $388,962 for the three months ended June 30, 2007 compared to $376,446 for the same period in 2006, an increase of $12,516, or 3%. The increase was due primarily to two new licensees signed during the second quarter, plus continuing growth in production volumes from existing licensees, especially JJ Hooks barrier licensees in Florida and Texas.

Total cost of goods sold for the three months ended June 30, 2007 was $6,179,638, an increase of $842,639, or 16%, from $5,336,999 for the three months ended June 30, 2006. Cost of goods sold as a percentage of total revenue decreased from 84% for the three months ended June 30, 2006 to 78% for the three months ended June 30, 2007. The significant decrease in this percentage was due to improved raw materials costs combined with decreased labor costs due to better management of overtime. Also, included in cost of goods sold were shipping and installation expenses of $1,320,345 for the three months ended June 30, 2007 and $1,259,195 for the same period in 2006, an increase of $61,150, or 5%. The increase related mostly to overall increased shipping activity, reduced by improved profitability for product installation.

For the three months ended June 30, 2007, the Company's general and administrative expenses decreased $14,976, or 2%, to $665,995 from $680,971 during the same period in 2006. The decrease was primarily due to decreased use taxes, resulting from decreased Slenderwall production volume.

Selling expenses for the three months ended June 30, 2007 decreased $10,152, or 3%, to $404,034 from $414,186 for the three months ended June 30, 2006, primarily due to temporary advertising reductions implemented earlier in 2007 due to temporary cash constraints. The Company has restarted these ads and expects selling expenses to increase in the second half of 2007.

The Company had operating income of $649,278 for the three months ended June 30, 2007 compared to an operating loss of $69,166 for the three months ended June 30, 2006, an improvement of $718,444. The improved operating income was primarily the result of increased revenues plus improved cost of sales related to direct labor and raw materials.

Interest expense was $101,784 for the three months ended June 30, 2007, compared to $96,491 for the three months ended June 30, 2006. The increase of $5,293, or 6%, was due primarily to higher interest rates in 2007 as compared to 2006.

The Company had net income of $363,695 for the three months ended June 30, 2007, compared to a net loss of $87,458 for the same period in 2006. The basic and diluted net income per share for the current three-month period was $.08, compared to basic and diluted net loss per share of $.02 for the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

For the six months ended June 30, 2007, the Company had total revenue of $16,386,629 compared to total revenue of $13,360,159 for the six months ended June 30, 2006, an increase of $3,026,470, or 23%. Total product sales were $12,738,464 for the six months ended June 30, 2007 compared to $9,743,139 for the same period in 2006, an increase of $2,995,325, or 31%. The increase related primarily to increased production and revenues from the utility and highway safety barrier product categories, which accounted for approximately $2,519,015 of the increase, representing a 79% increase for those product categories. The Slenderwall™ and architectural product line revenues decreased 13%, or $515,458, as compared to prior year. Soundwall revenues increased 71%, or $627,839, for the six months ended June 30, 2007 as compared to prior year. The Company expects this positive trend in barrier, utility, and Soundwall revenues to continue through the end of 2007. Revenue from Columbia operations was $304,304 for the six months ended June 30, 2007. Shipping and installation revenue was $2,705,913 for the six months ended June 30, 2007 compared to $2,773,763 for the same period in 2006, a decrease of $67,850, or 2%. The decrease was primarily related to decreased installation activity related to the Slenderwall™ and architectural product lines. Installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. The Company is looking to grow the installation category as part of an overall growth strategy to add more services in addition to the normal product manufacturing. The decreased installation activity was partially offset by increased shipping activity required to meet the increased highway safety barrier and utility product demand. Royalty revenue was $693,439 for the six months ended June 30, 2007 compared to $652,115 for the same period in 2005, an increase of $41,324, or 6%. The increase was due primarily to increased barrier production by Florida and Texas licensees plus initial royalty revenues from three new licensees signed during the past six months and a new Slenderwall™ licensee signed in 2006. The Company expects these increased royalty revenues to continue through the end of 2007. The new Slenderwall™ licensee started producing its first Slenderwall™ project in 2006 and produced two other projects through June 30, 2007.

Total cost of goods sold for the six months ended June 30, 2007 was $12,485,386, an increase of $1,634,775, or 15%, from $10,850,611 for the six months ended June 30, 2006. Cost of goods sold as a percentage of total revenue decreased from 81% for the six months ended June 30, 2006 to 76% for the six months ended June 30, 2007. The significant decrease in this percentage was due to improved raw materials costs combined with decreased labor costs due to better management of overtime. Improvements in Shipping and Installation costs as a percentage of revenues, which included decreases in fuel-related costs, also contributed to the improvement. Cost of sales for the Columbia operations was $294,317 for the six months ended June 30, 2007. Also, included in cost of goods sold were shipping and installation expenses of $2,500,047 for the six months ended June 30, 2007 and $2,692,215 for the same period in 2006, a decrease of $192,168, or 7%. The decrease related mostly to a decrease in installation activity plus improved costs of installation subcontracts combined with slightly improved fuel-related costs in the shipping services.

For the six months ended June 30, 2007, the Company's general and administrative expenses increased $353,132 or 27%, to $1,641,311 from $1,288,179 during the same period in 2006. The increase was primarily due to increased bad debt expense, personnel-related expenses, use taxes, insurance costs, and depreciation. General and administrative expense from Columbia operations of $80,356 also contributed to the increase.

Selling expenses for the six months ended June 30, 2007 decreased $4,058, or 1%, to $862,792 from $866,850 for the six months ended June 30, 2006, primarily due to temporary advertising reductions implemented earlier in 2007 due to temporary cash constraints. The Company has restarted these ads and expects selling expenses to increase in the second half of 2007.

The Company's operating income for the six months ended June 30, 2007 was $1,397,140 compared to $354,519 for the six months ended June 30, 2006, an increase of $1,042,621, or 294%. The increased operating income was primarily the result of increased production and sales volume combined with reductions in direct labor and better pricing on raw materials.

Interest expense was $212,083 for the six months ended June 30, 2007, compared to $191,357 for the six months ended June 30, 2006. The increase of $20,726, or 11%, was due primarily to higher interest rates over the past 12 months.

Net income was $756,923 for the six months ended June 30, 2007, compared to a net income of $120,671 for the same period in 2006. The basic and diluted net income per share for the current six-month period was $.16 compared to basic and diluted net income per share of $.03 for the six months ended June 30, 2006.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $5,470,352 of contractual obligations at June 30, 2007, of which $1,726,201 was scheduled to mature within twelve months.

The Company also had a $1,500,000 line of credit with a bank, under which $1,400,000 was outstanding at June 30, 2007. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on June 15, 2008. For more information on this and other financing activities during the period see Item 5. Other Information.

At June 30, 2007, the Company had cash totaling $1,530,671 compared to cash totaling $482,690 at December 31, 2006. During the period, financing activities provided $911,843 (net) and the Company used $308,414 in its investing activities, primarily for the purchase of new equipment and tractors. The Company’s operating activities provided cash of $444,552 (net), primarily due to improved profitability and decreased inventory levels.

Capital spending totaled $320,157 for the six months ended June 30, 2007 versus $309,347 in the comparable period of the prior year, mainly because of routine equipment replacements, plant modernization, and the purchase of real estate located directly adjacent to the North Carolina plant. The Company plans to make additional capital expenditures, including new computerized batching equipment, a 50 ton yard crane, and other routine equipment replacement, productivity improvements and plant upgrades, which are planned for the next twelve months based on the achievement of operating goals and the availability of funds.

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

As of August 6, 2007 the Company's production backlog was approximately $10,800,000 as compared to approximately $11,800,000 at the same time in 2006. Selling and bidding activity, as well as, the economic condition of the construction industry in our service area, remains strong. The majority of the projects relating to the backlog as of August 6, 2007 are scheduled to be produced and erected in the second half of 2007 and early 2008.

The Company also enjoys a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products. Historically, this regularly occurring repeat customer business is equal to approximately $8 million annually.

However, the risk still exist that these improved economic conditions within the construction industry may not continue and future sales levels may be adversely affected.

During the six months ended June 30, 2007, though fuel costs have rebounded slightly over the past six months, fuel costs still remain higher than in prior years. These higher costs have caused the costs of shipping for both raw materials and produced goods to remain high during the period. Additionally, various vendors and suppliers continue to pass on fuel-related costs in the form of fuel surcharges, which have caused the costs of some raw materials to remain higher than in prior years. It is possible that these increased fuel costs and surcharges may affect the gross profit for projects that went under contract in 2006 and are scheduled for production later in 2007 or early in 2008.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings.

Reference is made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 for information as to reported legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.

On August 7, 2007, Smith-Midland Corporation (“the Borrower”), a Virginia corporation and a subsidiary of the Company, entered into the following agreements (the “Loan Agreements”) with Greater Atlantic Bank (the “Lender”):

3.
a commercial debt modification agreement (the “Modification Agreement”) to extend the maturity date to June 15, 2008 for the Company’s revolving multiple advance draw loan up to the aggregate amount of $1,500,000 (the “Working Capital Line of Credit”) for the purpose of providing working capital to the Borrower.

4.
a commercial loan agreement (the “Loan Agreement”) by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000 for the purpose of supporting equipment and vehicle purchases by the Borrower (the “Equipment Line of Credit”)

The loan provided for in the Working Capital Line of Credit is evidenced by a Promissory Note, dated June 15, 2006, that bears interest at the prime rate, as published in the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Borrower. The Working Capital Line of Credit contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Working Capital Line of Credit, amounts owed under the Working Capital Line of Credit may be declared immediately due and payable. At June 30, 2007, $1,400,000 was outstanding for the Working Capital Line of Credit. At August 7, 2007, $150,000 was outstanding for the Working Capital Line of Credit. This line of credit expires on June 16, 2008.

Pursuant to the Equipment Line of Credit, the Lender agreed to provide the Borrower a line of credit of up to $700,000 to purchase equipment used in the Borrower’s business. In accordance thereto, borrowings under the Equipment Line of Credit will be evidenced by separate promissory notes each bearing interest at a rate based upon the Three Year Constant Maturity Yield Index for United States Treasury Securities. Such promissory notes, when issued, shall be collateralized by a vehicle title or purchase money financing statement for the equipment purchased with borrowings under the Equipment Line of Credit. The Equipment Line of Credit contains certain restrictive and financial covenants and expires one year from the date thereof. At August 7, 2007, credit available on this line of credit was $700,000 as there was no outstanding.

The Company is in compliance with all restrictive covenants on the debt agreements discussed above.

For a more full description of these loans, reference is made to the Loan Agreement, the Modification Agreement, the related Commercial Security Agreement, and Form of Guaranty, attached here as Exhibit 10.1, 10.2, 10.3, 10.4, respectively, and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed herewith or were filed during the three months ended June 30, 2007:

Exhibit No.

10.1	Commercial Loan Agreement, dated August 7, 2007, by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000 and addendum thereto.

10.2	Commercial Debt Modification Agreement, dated August 7, 2007, by and between the Borrower and the Lender to extend the maturity date of the Working Capital Line of Credit to June 15, 2008.

10.3
Commercial Security Agreement, dated August 7, 2007, by and between the Borrower and the Lender securing any promissory note(s) the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000.

10.4
Form of Guaranty, dated August 7, 2007, given by the Company and each of its subsidiaries (except the Borrower) with respect to any promissory note(s) that the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000.

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

SMITH-MIDLAND CORPORATION

Date: August 10, 2007	By:	/s/ Rodney I. Smith
Rodney I. Smith
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Lawrence R. Crews
Lawrence R. Crews
Chief Financial Officer
(Principal Financial Officer)