Form 10QSB
period 2007-09-30
SMITH MIDLAND CORP
filed 2007-11-13
CIK 924719

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission File Number
September 30, 2007	1-13752

SMITH-MIDLAND CORPORATION
(Exact Name of Small Business
Issuer as Specified in Its Charter)

Delaware	54-1727060
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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
Yes ☐ No ☒

As of November 12, 2007, the Company had outstanding 4,670,882 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SMITH-MIDLAND CORPORATION

(a) Condensed consolidated balance sheet as of December 31, 2006 has been derived from audited consolidated financial statements.

PART I - Financial Information - Unaudited

Item 1.  Financial Statements (Unaudited)

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
Assets	Unaudited	Audited

Current assets
Cash and cash equivalents	$642,224	$482,690
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $174,401 and $208,100)	6,843,904	5,417,475
Trade - unbilled	206,921	825,524
Inventories
Raw materials	689,390	903,674
Finished goods	1,536,468	2,213,798
Prepaid expenses and other assets	102,651	516,442
Deferred taxes	343,292	351,000

Total currents assets	10,364,850	10,710,603

Property and equipment, net	4,144,447	3,729,537

Other assets	223,096	214,703

Total assets	$14,732,393	$14,654,843

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$2,193,652	$2,733,974
Accrued expenses and other liabilities	773,479	1,884,386
Accrued income taxes	220,051	—
Line of Credit	—	250,000
Current maturities of notes payable	409,634	427,022
Customer deposits	1,068,394	614,127

Total current liabilities	4,665,210	5,909,509

Notes payable - less current maturities	4,079,045	3,918,041
Deferred taxes	221,000	221,000

Total liabilities	8,965,255	10,048,550

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,670,882 and 4,634,615 issued and outstanding, respectively	46,709	46,346
Additional paid-in capital	4,539,835	4,415,363
Retained earnings	1,282,894	246,884

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	5,767,138	4,606,293

Total liabilities and stockholders’ equity	$14,732,393	$14,654,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue
Product sales and leasing	$6,499,930	$6,699,860
Shipping and installation	1,289,047	1,136,253
Royalties	429,671	151,271
Total revenue	8,218,648	7,987,384

Cost of goods sold	6,419,523	6,152,584

Gross profit	1,799,125	1,834,800

Operating expenses:
General and administrative expenses	724,774	765,839
Selling expenses	485,542	508,445
Total operating expenses	1,210,316	1,274,284

Operating income	588,809	560,516

Other income (expense):
Interest expense	(111,599)	(98,490)
Interest income	10,314	6,701
Gain (Loss) on sale of fixed assets	1,504	(989)
Other, net	(1,208)	(1,484)
Total other income (expense)	(100,989)	(94,262)

Income before income tax	487,820	466,254

Income taxes	208,733	213,913

Net income	$279,087	$252,341

Basic earnings per share	$.06	$.06

Diluted earnings per share	$.06	$.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months Ended September 30,
	2007	2006
Revenue
Product sales and leasing	$19,487,207	$16,689,736
Shipping and installation	4,004,181	3,910,016
Royalties	1,123,110	752,729
Total revenue	24,614,498	21,352,481

Cost of goods sold	18,914,131	17,004,557

Gross profit	5,700,367	4,347,924

Operating expenses:
General and administrative expenses	2,366,084	2,063,741
Selling expenses	1,348,335	1,369,147
Total operating expenses	3,714,419	3,432,888

Operating income	1,985,948	915,036

Other income (expense):
Interest expense	(323,682)	(289,847)
Interest income	19,196	23,188
Gain (Loss) on sale of fixed assets	(11,523)	(1,036)
Other, net	(3,196)	(3,594)
Total other income (expense)	(319,205)	(271,289)

Income before income taxes	1,666,743	643,747

Income taxes	630,733	270,733

Net income	$1,036,010	$373,014

Basic earnings per share	$.22	$.08

Diluted earnings per share	$.22	$.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended Sept 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$24,260,939	$19,593,459
Cash paid to suppliers and employees	(23,363,252)	(19,831,971)
Income taxes paid, net	(10,242)	(434,110)
Interest paid	(323,682)	(289,847)
Other	620,091	458,308
Net cash provided (absorbed) by operating activities	1,183,854	(504,161)

Cash flows from investing activities:
Purchases of property and equipment	(971,198)	(444,085)
Proceeds from sale of fixed assets	15,209	8,526
Net cash absorbed by investing activities	(955,989)	(435,559)

Cash flows from financing activities:
Change from line of credit borrowings	(250,000)	200,000
Proceeds from long-term borrowings	566,375	283,852
Repayments of long-term borrowings	(422,760)	(312,913)
Proceeds from options exercised	38,054	16,031
Net cash provided (absorbed) by financing activities	(68,331)	186,970

Net increase (decrease) in cash and cash equivalents	159,534	(752,750)

Cash and cash equivalents at beginning of period	482,690	1,003,790

Cash and cash equivalents at end of period	$642,224	$251,040

Reconciliation of net income to net cash provided (absorbed) by operating activities:

Net income	$1,036,010	$373,014
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	517,309	384,254
Loss on sale/disposal of fixed assets	11,523	1,036
Expenses (net) related to pay down on officer note receivable	—	89,727
Deferred taxes	7,708	(112,609)
Stock option compensation expense	86,781	54,460
Decrease (increase) in:
Accounts receivable - billed	(1,426,429)	(1,631,131)
Accounts receivable - unbilled	618,603	(253,795)
Inventories	891,614	(674,526)
Prepaid expenses and other	417,646	(48,528)
Increase (decrease) in:
Accounts payable - trade	(540,322)	1,131,259
Accrued expenses and other liabilities	(1,110,907)	107,541
Accrued income taxes	220,051	(50,767)
Customer deposits	454,267	125,904

Net cash provided (absorbed) by operating activities	$1,183,854	$(504,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

In the opinion of the management of Smith-Midland Corporation (the "Company"), the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, which were necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 2007 and 2006.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	10-33
Trucks and automotive equipment	3-10
Shop machinery and equipment	3-10
Land improvements	10-30
Rental Barrier	7
Office equipment	3-10

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilutive effect of securities that could share in earnings of an entity. Earnings per share was calculated as follows:

	Three Months ended September 30,
	2007	2006
Net income (loss)	$279,087	$252,341
Average shares outstanding for basic earnings per share	4,669,436	4,627,149
Dilutive effect of stock options and warrants	160,657	170,744
Average Shares Outstanding for Diluted Earnings per Share	4,830,093	4,797,893
Basic earnings per share	$.06	$.06
Diluted earnings per share	$.06	$.05

	Nine months ended September 30,
	2007	2006
Net income	$1,036,010	$373,014
Average shares outstanding for basic earnings per share	4,641,716	4,619,826
Dilutive effect of stock options and warrants	147,476	204,098
Average Shares Outstanding for Diluted Earnings per Share	4,789,192	4,823,924
Basic earnings per share	$.22	$.08
Diluted earnings per share	$.22	$.08

Stock Options

In accordance with SFAS 123R, stock option expense for the three months ended September 30, 2007 and 2006 was $34,854 and $21,490, respectively, and for the nine months ended September 30, 2007 and 2006 was $86,781 and $54,460, respectively. The Company has approximately $240,000 remaining to expense related to non-vested stock options outstanding at September 30, 2007. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. The fair values of options granted in 2007 were estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.42%
Dividend yield	0%
Volatility factor	73%
Weighted average expected life	6.0 years

The following table summarizes options outstanding:

	Nine months Ended Sept 30, 2007
	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	511,424	$1.49
Granted	92,500	2.15
Forfeited	—	—
Exercised	(36,267)	$1.05
Options outstanding at end of period	567,657	$1.63
Options exercisable at end of period	380,430	$1.32

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

This Form 10-QSB contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and the results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the Company's operations for the year ending December 31, 2007. Factors that might cause such a difference include, but are not limited to, product demand, the impact of competitive products and pricing, capacity and supply constraints or difficulties, general business and economic conditions, the effect of the Company's accounting policies and other risks detailed in the Company's Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

In June 2006, the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and, pursuant to a month to month operating and rental agreement, began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision, the Company recorded a pre-tax loss of $613,374 in 2006, which included the loss from operations and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company recognized additional losses of approximately $72,000 during the nine months ended September 30, 2007 related to operations and termination of the agreement.

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

For the three months ended September 30, 2007, the Company had total revenue of $8,218,648 compared to total revenue of $7,987,384 for the three months ended September 30, 2006, an increase of $231,264 or 3%. Total product sales were $6,368,155 for the three months ended September 30, 2007 compared to $6,605,823 for the same period in 2006, a decrease of $237,668, or 4%. Highway safety barrier revenues increased significantly due to increased highway construction around the DC Metro area. Utility product revenues also increased while Slenderwall™ and architectural revenues and production declined. We expect this trend of strong highway safety barrier and utility sales to continue through the end of 2007. Soundwall revenues also increased for the third quarter of 2007 and are expected to continue to be strong for the remainder of 2007. Slenderwall™ revenues declined resulting in a net decrease in product sales compared to the three months ended September 30, 2006. Shipping and installation revenue was $1,289,047 for the three months ended September 30, 2007 compared to $1,136,253 for the same period in 2006, an increase of $152,794, or 13%. The increase was primarily related to the increased shipping activity across all product categories. Royalty revenue was $429,671 for the three months ended September 30, 2007 compared to $151,271 for the same period in 2006, an increase of $278,400, or 184%. The increase was due to higher barrier sales by licensees.

Total cost of goods sold for the three months ended September 30, 2007 was $6,419,523, an increase of $266,939, or 4%, from $6,152,584 for the three months ended September 30, 2006. Cost of goods sold as a percentage of total revenue increased from 77% for the three months ended September 30, 2006 to 78% for the three months ended September 30, 2007. Also, included in cost of goods sold were shipping and installation expenses of $1,164,350 for the three months ended September 30, 2007 and $985,195 for the same period in 2006, an increase of $179,155, or 18%. The increase related mainly to overall increased shipping activity.

For the three months ended September 30, 2007, the Company's general and administrative expenses decreased $41,065, or 5%, to $724,774 from $765,839 during the same period in 2006. This was primarily due to reduced Virginia Use Tax stemming from reduction in Slenderwall™ sales.

Selling expenses for the three months ended September 30, 2007 decreased $22,903 or 5%, to $485,542 from $508,445. The decrease was primarily due to decreased advertising expense.

The resulting operating income of $588,809 for the three months ended September 30, 2007 represented an improvement of $28,293 over the operating income of $560,516 for the three months ended September 30, 2006. The improved operating income was primarily the result of lower operating expenses.

Interest expense was $111,599 for the three months ended September 30, 2007, compared to $98,490 for the three months ended September 30, 2006. The increase of $13,109, or 13%, was due primarily to higher interest rates in 2007 as compared to 2006.

The Company had net income of $279,087 for the three months ended September 30, 2007, compared to a net income of $252,341 for the same period in 2006. The basic and diluted net income per share for the current three-month period was $.06 compared to basic and diluted net income per share of $.06 and $.05, respectively, for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

For the nine months ended September 30, 2007, the Company had total revenue of $24,614,498 compared to total revenue of $21,352,481 for the nine months ended September 30, 2006, an increase of $3,262,017, or 15%. This increase related primarily to: highway barrier sales which increased $2,132,078 to $4,493,446 from $2,361,369; utility product sales which increased $1,922,875 to $4,698,938 from $2,776,063; soundwall sales which increased $1,847,990 to $3,099,323 from $1,251,333; and royalties which increased $370,381 to $1,123,110 from $752,729. This was offset in part by Slenderwall™ sales which decreased $2,723,219 to $1,986,675 from $4,709,894. Slenderwall sales declined due to the industry-wide softness in commercial construction. Management expects each of these sales trends to continue through year-end.

Total cost of goods sold for the nine months ended September 30, 2007 was $18,914,131, an increase of $1,909,574, or 11%, from $17,004,557 for the nine months ended September 30, 2006. Cost of goods sold as a percentage of total revenue decreased from 80% for the nine months ended September 30, 2006 to 77% for the nine months ended September 30, 2007. Also, included in cost of goods sold were shipping and installation expenses of $3,673,619 for the nine months ended September 30, 2007 and $3,680,354 for the same period in 2006.

For the nine months ended September 30, 2007, the Company's general and administrative expenses increased $302,343, or 15%, to $2,366,084 from $2,063,741 during the same period in 2006. The increase was primarily due to increased bad debt expense, personnel-related expenses, insurance costs, and depreciation. General and administrative expense from Columbia operations of $81,144 also contributed to the increase.

Selling expenses for the nine months ended September 30, 2007 decreased $20,812, or 2%, to $1,348,335 from $1,369,147 for the nine months ended September 30, 2006.

The Company's operating income for the nine months ended September 30, 2007 was $1,985,948 compared to $915,036 for the nine months ended September 30, 2006, an increase of $1,070,912, or 117%. The increased operating income was primarily the result of increased production and sales volume combined with reductions in direct labor and better pricing on raw materials.

Interest expense was $323,682 for the nine months ended September 30, 2007, compared to $289,847 for the nine months ended September 30, 2006. The increase of $33,835, or 12%, was due primarily to higher interest rates over the past 12 months.

Net income was $1,036,010 for the nine months ended September 30, 2007, compared to a net income of $373,014 for the same period in 2006. The basic and diluted net income per share for the current nine-month period was $.22 compared to basic and diluted net income per share of $.08 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company has financed its capital expenditures, operating requirements and growth to date primarily with proceeds from operations and bank and other borrowings. The Company had $4,488,679 of contractual obligations at September 30, 2007, of which $409,634 was scheduled to mature within twelve months.

The Company also had a revolving $1,500,000 Working Capital Line of Credit with Greater Atlantic Bank which was not in use at September 30, 2007 and matures on June 15, 2008. The Working Capital Line of Credit is evidenced by a commercial revolving promissory note, which, when utilized, carries a variable interest rate of prime, is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Company, and contains certain restrictive and financial covenants. The Company also had an Equipment Line of Credit with Greater Atlantic Bank for $700,000 which was not in use at September 30, 2007 and matures August 8, 2008. The Equipment Line of Credit, when utilized, carries a variable interest rate based upon the Three Year Constant Maturity Yield Index for United States Treasury Securities, and is collateralized by equipment purchased under the Equipment Line of Credit.

The Company is in compliance with all restrictive covenants on the debt agreements discussed above.

At September 30, 2007, the Company had cash totaling $642,224 compared to cash totaling $482,690 at December 31, 2006. During the period, financing activities absorbed $68,331 (net) and the Company used $955,989 in its investing activities, primarily for the purchase of new equipment and tractors. The Company’s operating activities provided cash of $1,183,854 (net), primarily due to improved profitability and decreased inventory levels.

Capital spending totaled $971,198 for the nine months ended September 30, 2007 versus $444,085 in the comparable period of the prior year, mainly because of routine equipment replacements, purchase of a 50 ton yard crane, plant modernization, and the purchase of real estate located directly adjacent to the North Carolina plant. The Company plans to make additional capital expenditures, including new computerized batching equipment, and other routine equipment replacement, productivity improvements and plant upgrades, which are planned for the next twelve months based on the achievement of operating goals and the availability of funds.

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

As of November 8, 2007 the Company's production backlog was approximately $11,900,000 as compared to approximately $15,400,000 at the same time in 2006. Selling and bidding activity, as well as, the economic condition of the construction industry in our service area, remains strong. The majority of the projects relating to the backlog as of November 8, 2007 are scheduled to be produced and erected in the last quarter of 2007 and first half of 2008.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings.

The Company is not presently involved in any litigation of a material nature.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 6, 2007, the Company held its Annual Meeting of Stockholders. The Stockholders voted on and approved the following:

1.	The election of the following individuals to serve as directors until the next annual meeting or until their successors are duly elected and qualified.

	Shares Voted
Name	For	To Withold Authority
Rodney I. Smith	3,900,475	76,864
Ashley B. Smith	3,889,475	77,864
Wesley A. Taylor	3,899,084	78,255
Andrew G. Kavounis	3,893,586	83,753

Item5.  Other Information. None

Item 6. Exhibits.

The following exhibits are filed herewith or were filed during the three months ended September 30, 2007:

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

SMITH-MIDLAND CORPORATION

Date: November 13, 2007	By:	/s/ Rodney I. Smith
Rodney I. Smith Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Alan D. Shutt
Alan D. Shutt
Chief Financial Officer
(Principal Financial Officer)