Form 10-K
period 2007-12-31
SMITH MIDLAND CORP
filed 2008-04-15
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION
(Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road,
Midland, Virginia	22728
(Address of Principal Executive Offices)	(Zip Code)

(540) 439-3266
(Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $.01 par value per share	Boston Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on June 30, 2007, was $ 10,039,171.

As of April 10, 2008, the Company had outstanding 4,629,962 shares of Common Stock, $.01 par value per share.

Documents Incorporated By Reference
None.

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our high level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change

•	the Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall ™ , a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks ™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as, generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Easi-Set Industries, Inc., a Virginia corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising and Design, Inc., a Virginia corporation doing business as Ad Ventures and Smith-Columbia Corporation, a South Carolina corporation.

Market

The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, and Midwestern states. Due to the lightweight characteristics of the Slenderwall ™ exterior cladding system, the Company has expanded its competitive service area into the Midwestern and Southeastern states. The Company also licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Spain, and Chile.

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

Easi-Set Slenderwall ™ Lightweight Construction Panels

Each Slenderwall ™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional, piecemeal construction of the exterior walls of buildings. The Company's Slenderwall system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall panel consists of a galvanized or stainless steel stud frame with an exterior sheath of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior concrete sheath is attached to the interior frame by strategically placed epoxy coated steel connectors that suspend the exterior concrete approximately one-half inch away from the steel frame.

Slenderwall ™ panels are approximately one-half the weight of brick walls of equivalent size, permanence and durability, and are also significantly improved as to permance and durability. The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time and ease of erection and from the use of smaller cranes for installation.

The Company custom designs and manufactures each Slenderwall ™ exterior cladding system. The exterior of the Slenderwall ™ system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick.

Easi-Set Sierra Wall ™

The Easi-Set Sierra Wall ™ (the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall ™ can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall ™ is typically constructed of four-inch thick, steel-reinforced concrete panels that are securely joined at an integral column by a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall ™ easy to install and move if boundaries change or highways are relocated after the completion of a project.

The Company custom designs and manufactures each Sierra Wall ™ to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall vary depending on the terrain and application. The Company also produces post and panel design sound barrier wall systems. These systems are constructed of steel or precast concrete columns (the Company manufactures the precast columns) with precast concrete panels which slide down into the groove in each column. In the past, the Company utilized sound absorbing materials from Durisol Resources, Inc. in the construction of these soundwalls, but the Company chose to discontinue its relationship with Durisol in order to pursue several alternative sound absorptive systems.

The Sierra Wall ™ is used primarily for highway projects as a noise barrier as well as for residential purposes, such as privacy walls between homes, security walls or windbreaks, and for industrial or commercial purposes, such as to screen and protect shopping centers, industrial operations, institutions or highways. The variety of available finishes enables the Company to blend the Sierra Wall ™ with local architecture, creating an attractive, as well as functional, barrier.

Easi-Set J-J Hooks ™ Highway Safety Barrier

The Easi-Set J-J Hooks ™ highway safety barrier (the "J-J Hooks Barrier") is a crash-tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier meets the requirements and is NCHRP-350 approved. The Company has recently filed for a provisional patent which contains a modified and improved J-J Hooks connection system. It describes a taller Hook coupled with deflection limitation blocks which will improve the J-J Hooks connection performance.

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

Easi-Set Precast Building and Easi-Span ™  Expandable Precast Building

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

The Company also offers Easi-Span ™ , a line of expandable precast concrete buildings. Easi-Span ™ is identical to and incorporates the technology of the Easi-Set Precast Building, but is available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.

The Company has sold its Easi-Set and Easi-Span ™ Precast Buildings for the following uses:

•	Communications Operations — to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

•
Government Applications— to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

•
Utilities Installations— for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.

•
Commercial and Industrial Locations— for electrical and mechanical housing, cemetery maintenance storage, golf course vending enclosures, mechanical rooms, rest rooms, emergency generator shelters, gate houses, automobile garages, hazardous materials storage, food or bottle storage, animal shelters, and range houses.

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

Beach Prisms TM

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

The Company is currently accepting orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Such approval is taking longer than expected, but approval is anticipated.

H2Out TM

In 2006, the Company completed research and development and a patent application was submitted to the US Patent Office for H2Out™, the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence detering lawsuits from tenants and owners of buildings. H2Out™ is currently ready for production and implementation and the Company has received many inquiries for this new innovative product. This product is expected to become a significant value-added option to the Company’s Slenderwall product line.

 Although the Company is optimistic about the success of Beach Prisms ™and H2Out™, there can be no assurance of the commercial acceptance of these products.

Sources of Supply

All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources. To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.

Licensing
The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks barrier, Easi-Set TM and Easi-Span TM Precast Buildings, Slenderwall TM and Beach Prisms TM as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time license administration and training fee ranging from approximately $25,000 to $50,000. License royalties vary depending upon the product licensed, but the range is typically from 4% to 6% of the net sales of the licensed product. In addition, Easi-Set TM , Easi-Span TM and Slenderwall TM licensees pay the Company a flat monthly fee for co-op advertising and promotion programs. The Company produces and distributes advertising materials and promotes the licensed products through its own advertising subsidiary, Ad Ventures.
The Company has entered into 37 licensing agreements in the United States; has established seven licensees in Canada; one each in Belgium, New Zealand and Mexico; and sub-licensees in Canada and Australia, for a total of 49 total licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. Additional licensees were added in 2007 with initial licensee fees amounting to approximately $125,000, compared to $65,000 for 2006.

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

Patents and Proprietary Information

The Company holds U.S. and Canadian patents for the J-J Hooks® Barrier and the Easi-Set® Precast Building, and a U.S. patent for the Slenderwall™ exterior cladding system. The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in eleven European countries. The earliest of the issued patents considered material to the Company's business will expire in 2009. The Company also owns three U.S. registered trademarks (Easi-Set® , Smith Cattleguard®, and Smith-Midland Excellence in Precast Concrete ® ) and one Canadian registered trademark (Easi-Set ®).

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

Employees

As of March 30, 2008, the Company had 127 full-time and 8 part-time employees, 119 of which are located at the Company's Midland Virginia facility, and 16 of which are located at the Company's facility located in Reidsville, North Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

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

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance. Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2007 had a balance of $4.6 million (see “Liquidity and Capital Resources”).

Item 3.	Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the Boston Stock Exchange and on the OTC Bulletin Board System under the symbol "SMID".

As of April 14, 2008, there were approximately 69 record holders of the Company’s Common Stock. Management believes that there are at least 400 beneficial owners of the Company’s Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated. Such information was obtained from Yahoo Finance. These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

2007	High	Low
First Quarter	$2.10	$1.65
Second Quarter	$2.35	$1.40
Third Quarter	$2.48	$1.80
Fourth Quarter	$2.35	$1.60

2006
First Quarter	$3.40	$2.50
Second Quarter	$3.20	$2.22
Third Quarter	$2.92	$1.21
Fourth Quarter	$2.45	$1.36

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

Item 6	Selected Financial Data

Not applicable.

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall ™ , a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall , a sound barrier primarily for roadside use; and transportable concrete buildings. In addition, the Company produces utility vaults; farm products such as cattleguards, and water and food troughs; and custom order precast concrete products with various architectural surfaces.

Overview

The Company experienced a change in the mix of its project-type sales between Slenderwall and soundwall contracts, and a significant increase in the sale of highway barriers and in royalty income during 2007. This change in mix and increased production helped reduce the costs associated with the per unit production, and shipping and installation.

Results of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

In June 2006, the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and, pursuant to a month to month operating and rental agreement, began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision, the Company recorded a total pre-tax loss of $613,374 in 2006, which included the loss from operations of $362,930 and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company recorded an additional pretax loss in 2007 of $72,234 related to termination of the agreement.

Overall, the Company’s performance improved significantly in 2007 with a net income of $1,252,360 as compared to net loss of $815,812 for 2006.

For the year ended December 31, 2007, the Company had total revenue of $31,520,637 compared to total revenue of $29,362,245 for the year ended December 31, 2006, an increase of $2,158,392, or 7%. Sales include revenues from product sales, royalty income, barrier rental income, installation income and shipping income. Total product sales were $24,078,395 for the year ended December 31, 2007, compared to $22,329,134 for the same period in 2006, an increase of 1,749,261, or 8%. Slenderwall TM sales decreased by $3,644,978, or 66%, in 2007 from $5,501,131 in 2006. Soundwall sales increased by $2,463,922, or 117%, in 2007 from $2,112,745 in 2006. Easi-Set building sales increased by $245,450 to or 11%, in 2007 as compared to 2006. Utility product sales increased $986,512 or 28%, in 2007 as compared to 2006. Barrier sales increased $2,942,730, or 116%, in 2007 from $2,532,371 in 2006. Management expects Soundwall, barrier and utility products sales to be strong in 2008. Though the outlook for the construction activity in the Company’s primary service areas is expected to be strong in 2008, no assurance can be given.

Barrier rental revenue increased to $488,753 for the year ended December 31, 2007 from $400,176 for the year ended December 31, 2006, an increase of $88,577, or 22%. The increase was mostly due to increased highway construction activity. Shipping and installation revenue was $ 5,198,166 for the year ended December 31, 2007 and $5,505,814 for the same period in 2006, a decrease of $307,648, or 6%. The decrease is due primarily to the timing and mix of the Company’s products from year to year. Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules. Royalty revenue totaled $1,755,323 for the year ended December 31, 2007, compared to $1,127,121 for the same period in 2006. The increase of $628,092, or 55%, was due primarily to barrier royalty income. The Company signed five new licensees during 2007.

Highway construction activity remained strong, while building construction activity moderated in 2007 in the Company’s primary markets, which was in line with the general economic condition in the area. The Company’s unfilled order backlog for products increased during 2007. This was due primarily to the increased demand for highway barriers and soundwall. The Company’s bid activity remained high through the first quarter 2008. The Company’s management expects to aggressively pursue opportunities to continue to increase the backlog during 2008, although no assurances can be given.

Total cost of goods sold for the year ended December 31, 2007 was $23,861,906, a decrease of $888,608, or 4%, from $24,750,514 for the year ended December 31, 2006. Total cost of goods sold, as a percentage of total revenue, decreased to 76% for the year ended December 31, 2007 from 84% for the year ended December 31, 2006. The decrease in cost of goods sold as a percentage of total revenue was due mostly to approximately $887,767 in reduced Direct Labor Cost of Sales plus a reduction in product costs and greater than normal Slenderwall-related installation charges in 2006. The Company also had product repair and project-related charges that were recorded in accrued liabilities for the Company as of December 31, 2006. These decreases were partially offset by residual effects from higher fuel costs.

For the year ended December 31, 2007, the Company's general and administrative expenses decreased $332,951, or 10%, to $3,167,593 from $3,500,544 during the same period in 2006. The decrease related mostly to general and administrative expenses in 2006 of $314,146 which was recognized due to the Company terminating the Columbia agreement for acquisition. No guarantee can be made that 2008 will improve over 2007. General and administrative expense as a percentage of total revenue decreased to 10.0% for the year ended December 31, 2007, from 11.9% for the year ended December 31, 2006.

Selling expenses for the year ended December 31, 2007 decreased $46,951, or 2%, to $1,942,684 from $1,989,636 for the year ended December 31, 2006. The decrease was primarily due to management’s decision to more aggressively use existing resources across product lines for more effective results.

The Company had an operating profit for the year ended December 31, 2007 of $2,548,453 compared to operating loss of $878,449 for the year ended December 31, 2006, an increase of $3,426,902. The increased operating income was primarily the result a change in product mix from Slenderwall sales to Soundwall, increased highway barrier sales, and increased royalty income. Contributing to the improved performance was the recognition in 2006 of the termination of the Columbia agreement, with substantially all the resultant expenses in 2006.

Interest expense was 430,048 for the year ended December 31, 2007, compared to $396,509 for the year ended December 31, 2006. The increase of $33,539, or 8%, was due primarily to new equipment loans added over the past 12 months.

The Company had an income tax expense of $876,000 for the year ended December 31, 2007 compared to income tax benefit of $444,000 for the year ended December 31, 2006.

The Company had net income of $1,252,360 for the year ended December 31, 2007, compared to a net loss of $815,812 for the same period in 2006. Basic and diluted net income per share for 2007 was $.27 and $.26, respectively, compared to basic and diluted net loss per share of $.18 for the year ended December 31, 2006 with 4,646,733 basic and 4,793,715 diluted weighted average shares outstanding in the 2007 period and 4,621,513 basic and diluted weighted average shares outstanding in the 2006 period.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements in 2007 primarily with proceeds provided by operating activities and proceeds from long-term borrowings.

The Company has a $3,168,126 note payable with Greater Atlantic Bank (the “Bank”), headquartered in Reston, Virginia. The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by equipment and real estate. The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default. Also, the Company is limited to $600,000 for annual capital expenditures. At December 31, 2007, the Company was in compliance with all covenants except for a required waiver obtained for new capital leases in excess of the $250,000 limit.

The Company has a second note payable with Greater Atlantic Bank in the amount of $253,317. The note bears interest at the 5-year Treasury rate plus 3.25%, matures on October 15, 2010, and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Company.

The Company also has a $1,500,000 line of credit with Greater Atlantic Bank of which there was $200,000 outstanding balance at December 31, 2007. The line matures June 15, 2008, bears interest at the prime rate, as published by the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.

At December 31, 2007, the Company had cash totaling $282,440 compared to cash totaling $482,690 at December 31, 2006. During 2007, the Company’s operating activities provided $838,207 due mainly to the profit in operations and royalty revenues. During 2007, investing activities absorbed $559,571 primarily for the purchase of equipment. During 2007, financing activities absorbed $478,847 in cash, which resulted mainly from proceeds from new notes used to purchase new equipment, cranes, and tractors, offset by payments made on borrowings.

Capital spending increased to $1,097,821 in 2007, from $901,142 in 2006, including capital leases totalling $518,250 for a crane and a forklift for precast operations, other equipment and rental barriers, plus various improvements in the plant and the existing infrastructure. In 2008, the Company intends to continue to make capital improvements including upgrades to its shipping equipment and batch plants as necessary in 2008.

As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs would be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

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

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with other related factors, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company’s estimate.

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

Inflation

Management believes that the Company's operations were not materially affected by inflation in 2007, except for the effect of increased fuel prices, which affected the cost of some raw materials and delivery costs of manufactured products.

Other Comments

As of March 28, 2008 the Company's production backlog was approximately $15,700,000 (unaudited) as compared to approximately $8,100,000 (unaudited) at the same time in 2007. The Company has seen a significant increase in its Soundwall and structural product sales, including barrier and utility vaults, which have traditionally been some of the Company’s more profitable product lines. The majority of the projects relating to the backlog as of March 28, 2008 are scheduled to be produced and erected during 2008. The Company also has projects equal to approximately $1,400,000 (unaudited) of additional production for which the Company has received letters of intent. The Company traditionally does not include projects in its production backlog calculation until the customer signs a complete contract. Accordingly, the Company has not included these amounts in its production backlog amount.

The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products. Historically, this regularly occurring repeat customer business is equal to approximately $7,000,000 (unaudited) annually.

The Company has seen significant increases in the demand and sale of its Soundwall product line, which makes up a significant portion of the Company’s current backlog along with the J-J Hooks barrier product line.

However, the risk still exists that current industry economic conditions may not continue and future sales levels of specific products may be adversely affected. To mitigate these economic and other risks the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry. The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry:

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

Second, the Company has begun production and launched advertising and promotional efforts for its newest product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem. This product is expected to provide a higher margin than many of the Company’s other products lines. Beach Prisms™ are also available for production at all Easi-Set® licensees. At this time, the Company is in the process of securing the approval and support of the appropriate environmental agencies in neighboring states.

Although the Company is optimistic about the success of Beach Prisms ™and H2Out™, there can be no assurance of the commercial acceptance of these products.

The Company is continuing to review the opening of an Engineering Office in the Philippines. This new office would ultimately provide engineering, drafting and design services for all subsidiaries of the Company and its licensees. Once fully operational, the lower cost of such an off-shore engineering office would be expected to contribute to the profitability of the Company and expand overseas opportunities for our licensees.

During the year ended December 31, 2007, increased fuel costs continued to cause the costs of shipping for both raw materials and produced goods to be greater than estimated on some projects. Additionally, various vendors and suppliers continued charging fuel surcharges, which caused some raw materials to cost more than originally estimated in ongoing projects.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard in 2007 did not have a material impact on our financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes . FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of this standard in 2007 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” (SFAS 157). This statement establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (FSP)FAS 157-2 was issued, which defers the effective date of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management does not believe the adoption of this Statement will have a material effect on the Company’s financial statements. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with exception for nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141 (R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. Management does not expect the adoption of this statement will have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB 51”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management does not expect the adoption of this Statement will have a material effect on the Company’s results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements, which appear at the back portion of the report, are filed as part of this report:

Page
Report of Independent Registered Public Accountants	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4-5

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007 and 2006	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-8-9

Summary of Significant Accounting Policies	F-10-14

Notes to Consolidated Financial Statements	F-15-21

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management conducted an initial phase evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2007. This initial phase consisted of a top-down approach to risk assessment as provided for by SEC guidance and did not identify any material weaknesses. However, based on the stage of completion of our assessment, in particular, the lack of the testing phase of the operating effectiveness of our internal controls, we cannot conclude that as of December 31, 2007, our internal control over financial reporting was effective.

The Company was unable to complete the testing phase of the operating effectiveness of our internal controls due to the unexpected departure of our Chief Financial Officer and our controller going on medical leave. The Company secured the services provide financial management while the Company aggressively searches for a permanent CFO.

Since the completion of the internal control design phase of our evaluation of the effectiveness of our internal control over financial reporting, we have been working with our consulting firm to develop a plan which will be designed to test the operating effectiveness of our internal controls. We anticipate that this phase of the project will be completed by the end of 2008, in order to be in a position to provide a full and complete evaluation of the effectiveness of our internal control over financial reporting to be filed as part of the Form 10-K filing for the year ending December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to temporary rules of the SEC that require only management’s report.

Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation and the remaining testing phase to be completed, our principal executive officer and principal financial officer can not conclude that our disclosure controls and procedures as of the end of the period covered by this report, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except as disclosed above.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Certain information with respect to our Directors, executive officers, and a key employee is set forth below..

Name	Age	Director Or Executive Officer Since	Position
Rodney I. Smith	69	1970	Chief Executive Officer, President,
			and Chairman of the Board of
			Directors

Ashley B. Smith	45	1994	Vice President of Sales and
			Marketing and Director

Wesley A. Taylor	60	1994	Vice President of Administration,
			Secretary, Treasurer, and Director

Andrew G. Kavounis	82	1995	Director

Steve Ott	41	2005	Vice President of Engineering
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

Ashley B. Smith.  Vice President of Sales and Marketing and Director . Ashley B. Smith has served as Vice President of Sales and Marketing of the Company since 1990 and as a Director since 1994. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith.

Wesley A. Taylor. Vice President of Administration, Secretary, Treasurer, and Director .   Wesley A. Taylor has served as Vice President of Administration of the Company since 1989 and as a Director since 1994, and previously held positions as Controller and Director of Personnel and Administration. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University.

Andrew Kavounis.  Director . Andrew Kavounis has served as a Director of the Company since December 1995. Mr. Kavounis was President of Core Development Co., Inc., a privately held construction and development concern, from 1991 until he retired in 1995. From 1989 to 1991, Mr. Kavounis was the Executive Vice President of the Leadership Group, a Maryland based builder and developer. Prior to that time, Mr. Kavounis spent 37 years as an executive at assorted construction and development companies, which included a position as the National Vice President of Ryland Homes, a privately held company, in which capacity he was directly responsible for the construction of 17,000 homes annually, nationwide. Mr. Kavounis received a Bachelor of Science degree in Chemical Engineering from Presbyterian College, a Bachelor of Science degree in Civil and Mechanical Engineering from Wofford College, and a Master’s degree in Business Administration from the University of South Carolina.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2007 except as follows: (1) Messrs. Rodney Smith, Ashley Smith, Wesley Taylor, and Lawrence Crews (former CFO) filed late by one day the reporting of the grant of stock options and (2) Ashley Smith filed late by one day the reporting of his exercise of stock options and the sale of shares owned.

Code of Ethics

The Company adopted a code of ethics that applies to the principal executive officer, Chief Financial Officer, Controller and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on December 17, 2003. A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003, and a copy may be obtained by requesting one in writing from Secretary, Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, VA 22728.

Audit Committee

The Company does not have an Audit Committee of the Board of Directors; the entire Board of Directors serves the functions of the Audit Committee. No member of the Board of Directors qualifies as an “audit committee financial expert”. As a small company, the Company has not had the resources to recruit a person that so qualifies.

Item 11.	Executive Compensation.

The following table sets forth the compensation paid by the Company for services rendered for the past two completed fiscal years to the principal executive officer and to the Company’s most highly compensated executive officers other than the principal executive officer (the “named executive officers”) whose cash compensation exceeded $100,000 during 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total ($)
Rodney I. Smith	2007	99,000	—	—	29,000	—	—	104,400	(4)	232,400
President, Chief	2006	99,750	16,000	—	30,400	—	—	347,563	(4)	493,713
Executive Officer
and Chairman of the
Board.

Ashley B. Smith	2007	117,389	—	—	10,150	—	—	4,923		132,462
VP of Sales and	2006	104,683	2,508	—	10,640	—	—	5,804		123,635
Marketing and Director

Wesley A. Taylor	2007	95,200	—	—	10,150	—	—	4,970		110,320
VP of Administration,	2006	100,630	3,320	—	10,640	—	—	5,390		119,980
Secretary, Treasurer,
and Director

(1) Represents salaries and commissions paid or accrued in 2007 and 2006 for services provided by each named executive officer serving in the capacity listed.

(2) Represents amounts paid and accrued in 2006 for annual performance-based bonuses related to operations in 2006. No annual performance-based bonuses were approved by the Board of Directors for payment in 2007.

(3) The Company used the Black-Scholes option pricing model to determine the fair value of all option grants. All stock options vest on a prorated basis annually over three years from the date of grant.

Stock options granted in 2007 were granted on May 22, 2007, which the Company valued based on the following assumptions:

Dividend Yield (per share)	$0.00
Volatility	73%
Risk-free Interest Rate	4.42%
Expected Life	6 years

Accordingly, the fair value per option at the date of grant for the options granted in 2007 is $1.45.

(4) For 2006, $242,276 of the amount shown was for a non-cash (except for the portion related to the payment of taxes) payment to Rodney Smith to pay down an officer receivable due the Company, which includes a grossed up amount for income tax consequences. The receivable originated in 1968 and 1969, prior to the Company going public, and included two $30,000 loans to Rodney Smith, in lieu of salary, during two less profitable years. See “Employment Contracts and Termination of Employment and Change in Control Arrangements.” In addition, in 2007 and 2006, $99,000 was paid to Mr. Smith for an annual royalty fee paid under his employment agreement.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	10,000	—	1.00	7/30/08
	10,000	—	1.00	8/3/08
	20,000	—	0.5625	12/28/09
	20,000	—	0.8000	4/22/11
	80,000	—	0.8100	5/3/11
	20,000	—	1.3900	12/25/11
	20,000	—	0.8300	12/16/13
	13,333	6,667	2.52	9/29/15
	6,667	13,333	2.25	5/21/16
	—	20,000	2.15	5/21/17

TOTAL	200,000	40,000

Ashley B. Smith	4,800	—	1.00	8/3/08
	7,000	—	0.5625	12/28/09
	10,000	—	0.8000	4/22/11
	10,000	—	1.3900	12/25/11
	10,000	—	0.8300	12/16/13
	6,667	3,333	2.52	9/29/15
	2,333	4,667	2.25	5/21/16
	—	7,000	2.15	5/21/17

TOTAL	50,800	15,000

Wesley A. Taylor	6,667	—	0.8300	12/16/13
	6,667	3,333	2.52	9/29/15
	2,333	4,667	2.25	5/21/16
	—	7,000	2.15	5/21/17

TOTAL	15,667	15,000

TOTAL	266,467	70,000

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.

Compensation of Directors

All non-employee Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. All employee Directors, except Rodney I. Smith, receive $250 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties. Rodney I. Smith receives no compensation as a Director, but is reimbursed for expenses incurred in connection with the performance of his duties as a Director. For the year ended December 31, 2007, total payments made to all Directors was $55,300.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Rodney I. Smith (2)	—	—	29,000	—	—	—	29,000
Andrew G. Kavounis (3)	4,500	—	—	—	—	—	4,500
Ashley B. Smith (4)	750	—	10,150	—	—	—	10,900
Wesley A. Taylor (5)	750	—	10,150	—	—	—	10,900

(1)	Also disclosed in the “Summary Compensation Table” above.

(2)	240,000 options were outstanding as of December 31, 2007, of which 200,000 were exercisable as of December 31, 2007.

(3)	4,000 options were outstanding as of December 31, 2007, of which 3,000 were exercisable as of December 31, 2007.

(4)	65,800 options were outstanding as of December 31, 2007, of which 50,800 were exercisable as of December 31, 2007.

(5)	30,667 options were outstanding as of December 31, 2007, of which 15,667 were exercisable as of December 31, 2007.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered into a four-year Employment Agreement with Rodney I. Smith, its current President and Chief Executive Officer, effective as of September 30, 2002. The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein. The agreement provides for an annual base salary of $99,000 (“Base Salary”), which will be reviewed at least annually and adjusted from time to time at the determination of the Board of Directors. It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement). Payment of the royalty continues only for as long as the Company is using the inventions underlying the non-expired Patents. Mr. Smith is also entitled to bonuses as follows (the “Bonus”): (i) a performance-based bonus as determined by the Board each calendar year, and (ii) a $27,000 quarterly bonus equal to one-twentieth of the then outstanding principal balance on the loan (the “Loan”) made by the Company to Mr. Smith in the aggregate amount of $540,000, at the date of the employment agreement, and the unpaid interest accrued thereon during the quarter, and a cash amount which reimburses Mr. Smith for certain taxes payable by him as a result of such quarterly bonus. Payment of the Bonuses that are equal to one-twentieth of the Loan and the quarterly interest thereon are paid in the form of forgiveness of such principal and interest. With respect to repayment of the Loan, the loan was paid in full during 2006.

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

In the event Mr. Smith’s employment is terminated for cause or Mr. Smith voluntarily leaves the employ of the Company for no reason, Mr. Smith shall be entitled to accrued but unpaid Base Salary and Bonus up to the date of termination, and all other unpaid amounts. The Company shall have no further obligations to Mr. Smith.

The employment agreement also contains Noncompetition and Nonsolicitation covenants for one year following Mr. Smith’s termination of employment for any reason.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2007, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named Executive Officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of of Class
Rodney I. Smith (1)(3)(4)(5)	715,798	14.7

Ashley B. Smith (1)(3)(4)(6)	148,417	3.1

Wesley A. Taylor (1)(7)	40,750	*

Andrew G. Kavounis (1)(8)	3,000	*

AL Frank Asset Management, Inc. (9)	684,814	14.7

All directors and executive officers
as a group (4 persons)(2)(10)	907,965	18.4

* Less than 1%

(1)	The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, and Andrew G. Kavounis is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(5)
Includes 50,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling. Includes options to purchase 200,000 shares.

(6)	Includes options to purchase 50,800 shares.

(7)	Includes options to purchase 15,667 shares.

(8)	Includes options to purchase 3,000 shares.

(9)	Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651

(10)	Includes options to purchase 269,467 shares for all directors, executive officers and key employees as a group.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	542,157	$1.26	380,430
Equity compensation plans not approved by security holders	0	$0	0
Total	542,157	$1.26	380,430

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

At December 31, 2005, the Company owned an unsecured note receivable with a balance of approximately $143,750 from Mr. Rodney I. Smith, the Company’s President, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes (more fully described in Item 11). Principal received on the note was $143,730 for the year ended December 31, 2006, which included a one-time Board-approved bonus declared of $24,094 to repay the note in full. Total interest received on this note was approximately $15,396 for the year ended December 31, 2006. The loan has been paid in full.

The sole independent director of the Company is Andrew G. Kavounis. The test utilized for the determination of independence is that of the New York Stock Exchange.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO Seidman, LLP, the principal accountant for the audit of the Company for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below.

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

Tax Fees. Tax fees are for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice, and tax planning. These fees related to services for preparation of taxes for 2006 and the estimated tax payments for both years.

The Company does not have an Audit Committee. The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures. Instead, the Board will pre-approve the provision by BDO Seidman, LLP of all audit or non-audit services.

	2007	2006
Audit Fees	$141,578	$114,886
Tax Fees	25,840	26,425
Total	167,418	141,311

Item 15.	Exhibits and Financial Statement Schedules

(1)	The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.9
First National Bank of New England Commercial Term Promissory Note dated December 20, 1999 (Incorporated by reference to the Company’s Annual Reporton Form 10-KSB for the year ended December 31, 1999).

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

10.14
Commercial Loan Agreement, dated June 15, 2006, by and between Smith- Midland Corporation, a Virginia corporation and a subsidiary of the Company (the “Borrower”) and Greater Atlantic Bank (the “Lender”) contemplating a single advance term loan in the amount of $365,000 and addendum thereto ( Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

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

10.20
Security Agreement, dated June 15, 2006, by and between the Borrower and the Lender securing any promissory note(s) the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $500,000 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

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

10.25
Commercial Loan Agreement, dated August 7, 2007, by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000 and addendum thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.26
Commercial Debt Modification Agreement, dated August 7, 2007, by and between the Borrower and the Lender to extend the maturity date of the Working Capital Line of Credit to June 15, 2008, (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.27
Commercial Security Agreement, dated August 7, 2007 by and between the Borrower and the Lender securing any promissory note(s) the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between Borrower and Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000, (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.28
Form of Guaranty, dated August 7, 2007 given by the Company and each of its subsidiaries (except the Borrower) with respect to any promissory note(s) that the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000, (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

14	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac of 1934t, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: April 14, 2008	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(principal executive officer)

Date: April 14, 2008	By:	/s/ Wesley A. Taylor
Wesley A. Taylor
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith Rodney I. Smith	Director	April 14, 2008

/s/ Wesley A. Taylor Wesley A. Taylor	Director	April 14, 2008

/s/ Ashley B. Smith Ashley B. Smith	Director	April 14, 2008

/s/ Andrew G. Kavounis Andrew G. Kavounis	Director	April 14, 2008

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Smith-Midland Corporation
and Subsidiaries

Contents

Report of Independent Registered Public Accountants	F-3

Consolidated Financial Statements

Balance Sheets	F-4-5

Statements of Operations	F-6

Statements of Stockholders' Equity	F-7

Statements of Cash Flows	F-8-9

Summary of Significant Accounting Policies	F-10-14

Notes to Consolidated Financial Statements	F-15-21

Report of Independent Registered Public Accountants

To the Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia
April 14, 2008

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

December 31,	2007	2006
Assets (Note 2)

Current assets
Cash and cash equivalents	$282,440	$482,690
Accounts receivable
Trade - billed, (less allowance for doubtful
accounts of $243,318 and $208,108)	5,900,684	5,417,475
Trade - unbilled	316,059	825,524
Inventories
Raw materials	825,328	903,674
Finished goods	1,968,978	2,213,798
Prepaid expenses and other assets	152,289	123,710
Refundable income taxes (Note 4)	322,835	392,732
Deferred taxes (Note 4)	367,000	351,000

Total current assets	10,135,613	10,710,603

Property and equipment, net (Note 1)	4,102,181	3,729,537

Total other assets	200,090	214,703
Total assets	$14,437,884	$14,654,843

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

December 31 ,	2007	2006
Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable - trade	$1,776,594	$2,733,974
Accrued income taxes payable (Note 4)	656,370	-
Accrued expenses and other liabilities	587,399	1,884,386
Current maturities of notes payable (Note 2)	605,376	677,022
Customer deposits	643,509	614,127

Total current liabilities	4,269,248	5,909,509

Notes payable - less current maturities (Note 2)	3,991,036	3,918,041
Deferred tax liability (Note 4)	175,000	221,000

Total liabilities	8,435,284	10,048,550

Commitments and contingencies (Notes 3, 5 and 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000
shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000
shares; 4,670,882 and 4,635,282 issued and outstanding	46,709	46,346
Additional paid-in capital	4,558,947	4,415,363
Retained earnings	1,499,244	246,884

	6,104,900	4,708,593
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	6,002,600	4,606,293

Total liabilities and stockholders’ equity	$14,437,884	$14,654,843

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries
Consolidated Statements of Operations

Year Ended December 31,	2007	2006
Revenue
Products sales and leasing	$24,567,148	$22,729,310
Shipping and installation revenue	5,198,166	5,505,814
Royalties	1,755,323	1,127,121

Total revenue	31,520,637	29,362,245

Cost of goods sold	23,861,906	24,750,514

Gross profit	7,658,731	4,611,731

Operating expenses
General and administrative expenses	3,167,593	3,500,544
Selling expenses	1,942,685	1,989,636

Total operating expenses	5,110,278	5,490,180

Operating income (loss)	2,548,453	(878,449)

Other income (expense)
Interest expense	(430,048)	(396,509)
Interest income (Note 3)	22,858	29,200
Loss on sale of assets	(13,892)	(10,418)
Other, net	989	(3,636)

Total other income (expense)	(420,093)	(381,363)

Income (loss) before income tax expense (benefit)	2,128,360	(1,259,812)
Income tax expense (benefit) (Note 4)	876,000	(444,000)

Net income (loss)	$1,252,360	$(815,812)

Basic earnings (loss) per share (Note 8)	$.27	$(.18)
Diluted earnings (loss) per share (Note 8)	$.26	$(.18)

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries
Consolidated Statements of Stockholders' Equity

		Additional
	Common	Paid-In	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total
Balance, December 31, 2005	$46,102	$4,326,548	$1,062,696	$(102,300)	$5,333,046

Stock options exercised	244	23,180	-	-	23,424

Stock option compensation		65,635			65,635

Net loss	-	-	(815,812)	-	(815,812)

Balance, December 31, 2006	46,346	4,415,363	246,884	(102,300)	4,606,293

Stock options exercised	363	37,691	-	-	38,054

Stock option compensation	-	105,893	-	-	105,893

Net income	-	-	1,252,360	-	1,252,360

Balance, December 31, 2007	$46,709	$4,558,947	$1,499,244	$(102,300)	$6,002,600

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended December 31,	2007	2006
Reconciliation of net income (loss) to net cash provided (absorbed)
by operating activities

Net income (loss)	$1,252,360	$(815,812)
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities
Depreciation and amortization	735,218	600,639
Deferred taxes	62,000	(150,000)
Stock option compensation expense	105,893	65,635
Loss on sale of fixed assets	13,892	10,418
Expenses (net) related to pay down on officer note receivable	-	143,730
(Increase) decrease in
Accounts receivable - billed	(483,209)	(655,757)
Accounts receivable - unbilled	509,465	(691,449)
Inventories	323,166	(500,212)
Prepaid expenses and other assets	(42,066)	72,925
Refundable income taxes	(69,897)	(392,732)
Increase (decrease) in
Accounts payable - trade	(957,380)	1,485,223
Accrued expenses and other liabilities	(1,296,987)	1,005,829
Accrued income taxes payable	656,370	(327,825)
Customer deposits	29,382	137,649
Net cash provided (absorbed) by operating activities	$838,207	$(11,739)

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

Year Ended December 31,	2007	2006
Cash Flows From Investing Activities
Purchases of property and equipment	(579,571)	(901,142)
Proceeds from sale of fixed assets	19,961	14,142

Net cash absorbed by investing activities	(559,610)	(887,000)

Cash Flows From Financing Activities
Proceeds (repayments) on Line of Credit, net	(50,000)	250,000
Proceeds from long-term borrowings	46,126	763,851
Repayments of long-term borrowings and capital leases	(513,027)	(659,636)
Proceeds from options exercised	38,054	23,424

Net cash provided (absorbed) by financing activities	(478,847)	377,639

Net decrease in cash	(200,250)	(521,100)

Cash and cash equivalents, beginning of year	482,690	1,003,790

Cash and cash equivalents, end of year	$282,440	$482,690

Supplemental Disclosure of Cash Flow information
Noncash Bonus to repay officer note receivable	$-	$143,730
Noncash investing and financing - capital lease additions	$518,250	$-
Cash payments for interest	$430,048	$396,059
Cash payments for income taxes	$211,733	$427,157

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, Midland Advertising and Design, Inc., doing business as Ad Ventures, a Virginia corporation, and Smith-Columbia Corporation, a South Carolina corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents	The Company considers all unrestricted cash and money market accounts purchased with an original maturity of three months or less as cash and cash equivalents.

Inventories	Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

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

The Company granted 92,500 and 108,000 stock options during the years ended December 31, 2007 and 2006, respectively. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 73%, risk-free interest rate of 4.42% and expected lives of six years. The weighted average per share fair value of options granted during the years ended December 31, 2007 and 2006 were $1.45 and $1.52, respectively. Substantially all options become vested and exercisable ratably over a three-year period.

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

Certain sales of architectural, soundwall, Slenderwall ™ and barrier concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements, which affect profit, are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed. Billings in advance of units produced are included in customer deposits.

Shipping and Handling	Amounts billed to customers are recorded in sales and the costs associated with the shipping and handling are recorded as cost of goods sold.

Risks and Uncertainties
The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2007 is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Smith-Midland Corporation
and Subsidiaries
Summary of Significant Accounting Policies
(continued)

Fair Value of Financial Instruments
The carrying value for each of the Company’s financial instruments (consisting of cash, accounts receivable and accounts payable and notes payable) approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of the same maturities.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs	The Company expenses all advertising costs as incurred. Advertising expense was approximately $264,000 and $314,000 in 2007 and 2006, respectively.

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

Long-Lived Assets
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2007.

Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard in 2007 did not have a material impact on our financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes . FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of this standard in 2007 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” (SFAS 157). This statement establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (FSP)FAS 157-2 was issued, which defers the effective date of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial statements.

Smith-Midland Corporation
and Subsidiaries

Summary of Significant Accounting Policies
(continued)

Recent Accounting Pronouncements (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement 157, Fair Value Measurements. Management does not believe the adoption of this Statement will have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141 (R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB 51”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect, if any, the adoption of this Statement wil have on the Company’s results of operations or financial position.

Reclassifications	Certain immaterial reclassifications have been made in the prior year consolidated financial statements and notes to conform to the December 31, 2007 presentation.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Property and Equipment

Property and equipment consist of the following:
December 31,	2007	2006
Land and land improvements	$514,601	$421,833
Buildings	2,739,460	2,699,724
Machinery and equipment	7,189,672	6,404,932
Rental equipment	711,368	634,777

	11,155,101	10,161,266
Less: accumulated depreciation	7,052,920	6,431,729

	$4,102,181	$3,729,537

Depreciation expense was approximately $707,000 and $580,000 for the year ended December 31, 2007 and 2006, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable

Notes payable consist of the following:

December 31,	2007	2006

Note payable to Greater Atlantic Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (7.75% at December 31, 2007); collateralized by principally all assets of the Company. This note was assigned on June 15, 2006 from a note previously held by UPS Capital.	$3,168,126	$3,275,333

Note payable to Greater Atlantic Bank, maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 5-year treasury plus 3.25% (9.00% at December 31, 2007); collateralized by a second priority lien on Company assets.	253,317	323,229

The Company also has a $1,500,000 line of credit with Greater Atlantic Bank. The line matures June 15, 2008 and bears interest at the prime rate (7.25% at December 31, 2007); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	200,000	250,000

Capital Lease obligations, for machinery and equipment maturing through 2012, with interest at 7% through 10%.	505,354	33,475

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2010, with interest at 7.25% through 11.07%.	469,615	713,026

	4,596,412	4,595,063
Less current maturities	605,376	677,022
	$3,991,036	$3,918,041

The Company’s note payable, with a balance of $3,168,126 at December 31, 2007, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on annual capital expenditures. At December 31, 2007, the Company was in compliance with all covenants except for a required waiver obtained for new capital leases in excess of $250,000.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable (continued)

The aggregate amounts of notes payable including capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,	Amount

2008	$605,376
2009	416,129
2010	411,628
2011	310,302
2012	278,904
Thereafter	2,574,073
$4,596,412

The aggregate amounts of capitalized lease payments in each of the next five years and thereafter are as follows:

Year Ending December 31,	Amount

2008	$128,124
2009	128,124
2010	122,724
2011	122,724
2012	113,184
Total payments	614,880
Less amounts representing interest	109,526
$505,354

Fixed assets under capital lease at December 31, 2007 are approximately $510,000, net of accumulated depreciation of approximately $18,000.

3.	Related Party Transactions

The Company currently leases three and one half acres of its Midland, Virginia property from its President, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for an annual rent of $24,000.

At December 31, 2005, the Company owned an unsecured note receivable for approximately $143,730 from Mr. Rodney I. Smith, the Company’s President, accruing interest at a rate of 6% per annum. This note was extended by the Board of Directors at their July 22, 2002 meeting to mature on December 31, 2007. The Board also approved the use of bonuses to pay off the loan and any applicable taxes. Principal on the note was satisfied in the amount of $143,730 as of December 31, 2006, which included a Board-approved bonus declared of $24,094 to repay the note in full. Total interest received on this note was approximately $15,396 for the year ended December 31, 2006.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

4.	Income Taxes

Income tax expense (benefit) is comprised of the following:

Year Ended December 31,	2007	2006
Current	$938,000	$(294,000)

Deferred	(62,000)	(150,000)

	$876,000	$(444,000)

The provision (benefit) for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

Year Ended December 31,	2007		2006
	Amount	Percent	Amount	Percent
Income taxes at statutory rate	$724,000	34%	$(428,000)	(34%)
Increase (decrease) in taxes resulting from:

State income taxes,
net of federal benefit	77,000	4%	(50,000)	(4)
Other	75,000	3%	34,000	2
	$876,000	41%	$(444,000)	(36%)

Refundable income taxes at December 31, 2007 and 2006 relates to amounts due from federal and state tax authorities for carryback of 2006 net operating losses. Refunds had not been received as of December 31, 2007. Accrued income taxes at December 31, 2007 represent liability for amounts owed related to 2007 results from operations.

Deferred tax assets (liabilities) are as follows:
December 31,	2007	2006
Net operating loss and AMT carryforwards	$66,000	$40,000
Depreciation	(241,000)	(221,000)
Provision for doubtful accounts	95,000	81,000
Vacation accrued	84,000	59,000
Deferred income	120,000	82,000
Other	68,000	89,000

Net deferred tax asset (liability)	192,000	130,000

Current portion, net	367,000	351,000
Long-term portion, net	(175,000)	(221,000)
	$192,000	$130,000

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

5.	Employee Benefit Plans

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total contributions for the years ended December 31, 2007 and 2006 were approximately $51,000 and $61,000, respectively.

6.	Stock Options

Under a 1994 Stock Option Plan, (“1994 Plan”) up to 1,025,000 options were available for grant. Options outstanding under the 1994 Plan at December 31, 2007 were 277,991. The 1994 Plan expired in 2004 and no more options can be granted under this plan. All options outstanding at December 31, 2007 will remain outstanding until the expiration date, which is ten years from the date of grant. On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. The Company granted 92,500 stock options during the year ended December 31, 2007, of which 7,000 were also forfeited during 2007.

Options generally vest over a three year period. The Company recorded stock option expense of $105,893 and $65,635 included in general and administrative expense for the years ended December 31, 2007 and 2006, respectively. The Company estimates approximately $188,000 of remaining expense to be recognized over the next three years for options oustanding at December 31, 2007.

The intrinsic value for exercisable options exercised for the years ended December 31, 2007 and 2006 was approximately $41,000 and $47,000, respectively. The intrinsic value for oustanding and exercisable options at December 31, 2007 is approximately $214,000.

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2007:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2005	$1.37	473,153	313,852
Granted	2.25	108,000	-
Forfeited	2.33	(45,305)	(5,828)
Exercised	.96	(24,424)	(24,424)
Vested	2.24	-	70,549

Balance, December 31, 2006	1.49	511,424	354,149
Granted	2.15	92,500	-
Forfeited	2.25	(25,500)	(10,500)
Exercised	1.05	(36,267)	(36,267)
Vested	2.40	-	65,231
Balance, December 31, 2007	$1.26	542,157	372,613

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

The following table summarizes options outstanding and exercisable at December 31, 2007:

	Options Outstanding		Options Exercisable
		Weighted Average
	Number of	Remaining Contractual	Number
Exercise Prices	Shares	Life (Years)	of Shares
$.5625	27,000	1.99	27,000
.80 - .83	174,666	4.73	174,666
1.00 - 1.39	76,325	2.76	76,325
2.25	73,500	8.39	24,476
2.33	8,000	7.87	5,336
2.52	97,166	7.75	64,810
2.15	85,500	9.39	-
	542,157		372,613

7.	Commitments and Contingencies

In June 2006 the Company entered into a non-binding letter of intent to purchase a manufacturing facility in Columbia, South Carolina and began operating the plant, on an interim basis, while completing the due diligence and acquisition activities. For the period from July 1, 2006 to December 31, 2006, the Company reported a pre-tax net loss on operations for the Columbia plant of $362,930. On March 14, 2007, the Company terminated the agreement and ended negotiations to purchase the facility. As a result of this decision the Company recorded a total pre-tax loss of $613,374 in 2006, which included the loss from operations of $362,930 and expensing capitalized acquisition related costs and other costs incurred for the potential acquisition. The Company incurred losses in 2007 related to this operation of $72,234 primarily during the quarter ended March 31, 2007.

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

Earnings (loss) per share is calculated as follows with 264,166 and 511,424 options excluded from the 2007 and 2006 diluted earnings per share calculation due to the anti-dilutive effect, respectively.

Year ended December 31,	2007	2006
Basic earnings (loss)

Income (loss) available to common shareholder	$1,252,360	$(815,812)

Weighted average shares outstanding	4,646,733	4,621,513

Basic earnings (loss) per share	$.27	$(.18)

Diluted earnings per share

Income (loss) available to common shareholder	$1,252,360	$(815,812)

Weighted average shares outstanding	4,646,733	4,621,513
Dilutive effect of stock options	146,982	—

Total weighted average shares outstanding	4,793,715	4,621,513

Diluted earnings per share	$.26	$(.18)