Form 10-Q
period 2008-03-31
SMITH MIDLAND CORP
filed 2008-05-20
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number 1-13752

Smith-Midland Corporation
(Exact name of Registrant as specified in its charter)

Delaware	54-1727060

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5119 Catlett Road, P.O. Box 300
Midland, VA 22728
(Address, zip code of principal executive offices)

(540) 439-3266
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of May 16, 2008: 4,670,882 shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

			Page

PART I.	Condensed Consolidated Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited), March 31, 2008 and December 31, 2007	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2008 and March 31, 2007	4

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and March 31, 2007	5

		Notes to Interim Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II.	Other Information

	Item 1	Legal Proceedings	18

	Item 6	Exhibit Index	18
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32

		Signatures	19

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007

Assets:
Current Assets:
Cash and cash equivalents	$276,988	$282,440
Accounts receivable
Trade- billed (less allowance for doubtful accounts of $256,860, and $243,318, respectively)	5,711,543	5,900,684
Trade - unbilled	620,399	316,059
Inventories
Raw Materials	840,836	825,328
Finished Goods	1,908,252	1,968,978
Prepaid expenses and other assets	265,469	152,289
Refundable income taxes	25,000	322,835
Deferred tax assets	358,000	367,000
Total current assets	10,006,487	10,135,613

Property and equipment, net	4,085,769	4,102,181
Other assets	182,635	200,090
Total assets	$14,274,891	$14,437,884

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable - trade	$1,767,939	$1,776,594
Accrued income taxes payable	154,099	656,370
Accrued expenses and other liabilities	590,389	587,399
Current maturities of notes payable	885,923	605,376
Customer deposits	661,634	643,509
Total current liabilities	4,059,984	4,269,248

Notes payable - less current maturities	3,952,285	3,991,036
Deferred taxes	178,000	175,000
Total liabilities	8,190,269	8,435,284

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued and outstanding
Common stock, par value $.01 per share; authorized 8,000,000 shares; issued and outstanding 4,670,882 and 4,670,882 shares	46,709	46,709
Additional paid-in capital	4,589,482	4,558,947
Retained earnings	1,550,731	1,499,244
Treasury Stock, at cost, 40,920 shares	(102,300)	(102,300)
Total shareholders’ equity	6,084,622	6,002,600
Total liabilities and shareholders’ equity	$14,274,891	$14,437,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenue
Product sales and leasing	$5,934,412	$6,871,420
Shipping and installation revenue	684,500	1,313,765
Royalties	273,729	304,477
Total revenue	6,892,641	8,489,662

Cost of goods sold	5,265,862	6,298,599

Gross profit	1,626,779	2,191,063

Operating expenses
General and administrative expenses	781,169	977,138
Selling expenses	645,972	466,064
Total operating expenses	1,427,141	1,443,202

Operating income	199,638	747,861

Other income (expense):
Interest expense	(99,380)	(110,299)
Interest income	2,391	3,100
Gain (Loss) on sale of fixed assets	2,015	(1,002)
Other, net	(177)	(432)
Total other income (expense)	(95,151)	(108,633)

Income before income tax expense	104,487	639,228

Income tax expense	53,000	246,000

Net income	$51,487	$393,228

Net income per common share (Note 2):
Basic	$.01	$0.09
Diluted	$.01	$0.08

Weighted average number of common shares outstanding:
Basic	4,670,882	4,635,253
Diluted	4,767,894	4,795,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31
	2008	2007

Reconciliation of net income to cash provided (absorbed)
by operating activities

Net income	$51,487	$393,228
Adjustments to reconcile net income to net cash (absorbed) provided by operating activities:
Depreciation and amortization	167,152	150,434
Stock option compensation expense	30,535	23,662
Loss on sale of fixed assets	(2,015)	1,002
Deferred taxes	12,000	1,000
(Increase) decrease in
Accounts receivable - billed	189,142	(966,782)
Accounts receivable - unbilled	(304,341)	546,702
Inventories	45,218	322,288
Prepaid taxes and other assets	214,356	202,415
Increase (decrease) in
Accounts payable - trade	(8,653)	(457,217)
Accrued expenses and other	2,592	(234,077)
Accrued income taxes payable	(502,271)	-
Customer deposits	18,124	360,868
Net cash (absorbed) provided by operating activities	(86,674)	343,523

Cash flows from investing activities:
Purchases of property and equipment	(166,371)	(190,158)
Proceeds from sale of fixed assets	5,800	4,764
Net cash absorbed by investing activities	(160,571)	(185,394)

Cash flows from financing activities:
Proceeds (repayments) on line of credit, net	250,000	(250,000)
Proceeds from long-term borrowing	103,636	46,125
Repayments of long-term borrowings and capital leases	(111,843)	(133,524)
Proceeds from exercise of stock options	-	553
Net cash provided (absorbed) by financing activities	241,793	(336,846)

Net decrease in cash and cash equivalents	(5,452)	(178,717)

Cash and cash equivalents
Beginning of period	282,440	482,690

End of period	$276,988	$303,973

Supplemental Disclosure of Cash Flow information:
Cash payments for interest	$99,380	$110,299
Cash payments for income taxes	$515,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation
Notes to Interim Unaudited Condensed Consolidated Financial Statements
March 31, 2008
(UNAUDITED)

NOTE 1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

The results disclosed in the condensed consolidated statements of income are not necessarily indicative of the results to be expected in any future periods.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Smith-Midland Corporation, a Delaware corporation, and its wholly owned subsidiaries: Smith-Midland Corporation, a Virginia corporation; Easi-Set Industries, Inc., a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Smith-Columbia Corporation, a South Carolina corporation; Concrete Safety Systems, a Virginia corporation; and Midland Advertising & Design, Inc., a Virginia corporation. All material inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

 The preparation of these financial statements require management to make certain estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses we have reported, at the date of the financial statements. Actual results could differ materially from these estimates and assumptions.

Reclassifications

Certain immaterial reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the 2008 presentation.

Inventories

Inventories are stated at lower or cost or market, using the first-in, first -out (FIFO) method.

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

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to the pre-tax income primarily due to the effect of state income taxes and non-deductible stock compensation.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. or state tax examinations for years before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

NOTE 2. Net Income per Common Share

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of an entity.

Earnings per share is calculated as follows with 277,991 and 315,091 options excluded from the 2008 and 2007 earnings per share, respectively.

	Three Months ended March 31
	2008	2007
Basic earnings per share

Income available to common shareholder	$51,487	$393,228

Weighted average shares outstanding	4,670,882	4,635,253

Basic earnings per share	$0.01	$0.09

Diluted earnings per share

Income available to common shareholder	$51,487	$393,228

Weighted average shares outstanding	4,670,882	4,635,253
Dilutive effect of stock options	97,012	160,187
Diluted weighted average shares outstanding	4,767,894	4,795,440

Diluted earnings per share	$0.01	$0.08

NOTE 3. Property and Equipment

Property and equipment consist of the following:

	March 31,	December 31,
	2008	2007

Land and improvements	$514,601	$514,601
Buildings	2,750,960	2,739,460
Machinery and equipment	7,333,799	7,189,672
Rental equipment	696,563	711,368
Subtotal	11,295,923	11,155,101
Less: accumulated depreciation	7,210,154	7,052,920
Property and equipment, net	$4,085,769	$4,102,181

Depreciation expense was approximately $167,000 for the three months ended March 31, 2008 and $150,000 for the three months ended March 31, 2007.

NOTE 4. Notes Payable

Notes Payable consist of the following:

	March 31,	December 31,
	2008	2007

Note payable to Greater Atlantic Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (7.75% at March 31, 2008); collateralized by principally all assets of the Company.	$3,124,651	$3,168,126
Note payable to Greater Atlantic Bank, maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 5-year treasury plus 3.25% (8.25% at March 31, 2008); collateralized by a second priority lien on Company assets.	240,089	253,317
The Company also has a $1,500,000 line of credit with Greater Atlantic Bank. The line matures June 15, 2008 and bears interest at the prime rate (5.25% at March 31, 2008); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	450,000	200,000
Capital lease obligations for machinery and equipment maturing through 2012, with interest at 7% through 10%.	478,072	505,354
Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2010, with interest at 7.25% through 11.07%.	545,396	469,615
	4,838,208	4,596,412
Less: current maturities	885,923	605,376
	$3,952,285	$3,991,036

The Company’s mortgage loan is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on annual capital expenditures. At March 31, 2008, the Company was in compliance with all covenants.

NOTE 5. Stock Options

In accordance with SFAS 123R, stock option expense for the three months ended March 31, 2008 and 2007 was $30,535 and $23,662 respectively. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.

The following table summarized options outstanding at March 31, 2008:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding options at beginning of period	542,157	$1.26
Granted	-
Forfeited	(1,500)	2.43
Exercised	-
Outstanding options at end of period	540,657	$1.26

Outstanding exercisable at end of period	371,763	$1.30

The intrinsic value of outstanding and exercisable options at March 31, 2008 is approximately $138,000.

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” (SFAS 157). This statement establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (FSP)FAS 157-2 was issued, which defers the effective date of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the provisions of this statement on January 1, 2008, but did not elect the fair value option for any financial assets or liabilities and therefore the adoption had no impact.

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

In March 2008, the FASB issued SFAS 161,” Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. Management does not expect the adoption of this Statement will have a material effect on the Company’s results of operations or financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

our high level of indebtedness and ability to satisfy the same,

the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

changes in general economic conditions,

adverse weather which inhibits the demand for our products,

our compliance with governmental regulations,

the outcome of future litigation,

on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

the cyclical nature of the construction industry,

our exposure to increased interest expense payments should interest rates change the Board of Directors, which is composed of four members, has only one outside, independent director,

the Company does not have an audit committee; the Board of Directors functions in that role,

the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

the Company has experienced a high degree of employee turnover, and the other factors and information disclosed and discussed in other sections of this report.

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

Overview

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

Results of Operations

The following table sets forth selected financial information derived from our interim unaudited condensed consolidated financial statements. The discussion that follows the table should be read in conjunction with the interim unaudited condensed consolidated financial statements. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated annual financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Three Months ended March 31
	2008	2007	1% Change
Total revenue	$6,892,641	$8,489,662	(19)%
Cost of goods sold	5,265,862	6,298,599	(16)%
Gross profit	1,626,779	2,191,063	(26)%
Total operating expenses	1,427,141	1,443,202	(1)%
Operating income	199,638	747,861	(73)%
Non-operating income (expense)	(95,151)	(108,633)	(12)%
Pre-tax net income	104,487	639,228	(84)%

Gross profit % of total revenue	24%	26%
Operating income % of total revenue	3%	9%
Pre-tax net income % of total revenue	2%	8%

Total accounts receivable, net	6,331,942	6,216,743	(2)%
Inventories	2,749,088	2,794,306	(2)%

Three Months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenue: For the three months ended March 31, 2008, the Company had total revenue of $6,892,641 compared to total revenue of $8,489,662 for the three months ended March 31, 2007, a decrease of $1,597,021 or 19%. Total product sales were $5,934,412 for the three months ended March 31, 2008 compared to $6,871,420 for the three months ended March 31, 2007, a decrease of $937,008 or 14%. Lower revenues from the utility and highway safety barrier product categories accounted for $893,660 of the decrease. Soundwall sales increased by $1,984,900 from the prior year while Slenderwall™ sales declined by $1,550,641 so that combined wall sales increased about $434,259 or 18%. The Slenderwall™ products also generate installation revenue and the related decrease in Shipping and installation revenue of $629,265 is primarily attributable to the decrease in Slenderwall™ product sales. Royalty revenue was $273,729 for the three months ended March 31, 2008 compared to $304,477 for the three months ended March 31, 2007, a decrease of $30,748 or 10% primarily due to decrease in Slenderwall™ sales by licensees.

Cost of Goods Sold: Total cost of good sold for the three months ended March 31, 2008 was $5,265,862, a decrease of $1,032,737 or 16%. The decrease was due in large part to the decreased production of Slenderwall™ and Architectural product and the associated expenses for shipping and installation of these products. Manufacturing efficiencies also contributed to the decrease, although significant increases in the cost of steel used in production and delivery costs including fuel surcharges offset in part the areas of decrease. The Company is looking at various options to deal with cost increases it is experiencing with steel and fuel surcharges.

General and Administrative Expenses: For the three months ended March 31, 2008, the Company’s general and administrative expenses decreased $195,969 or 20% to $781,169 from $977,138 during the same period in 2007. The decrease was largely due to a reduction in sales and use taxes of $121,629 (again due in part to the decrease in Slenderwall™ and Architectural product sales) and a decrease in bad debt expense of $68,000.

Selling Expenses: Selling Expenses for the three months ended March 31, 2008 were $645,972, an increase of $179,908 or 39% from $466,064 in 2007. The increase was primarily the result of increases in advertising costs of a slenderwall design guide and increased commissions at Easi-Set which included some commissions from 2007.

Operating Income: The Company had operating income of $199,638 for the three months ended March 31, 2008, compared to operating income of $747,861 for the same period in 2007, a decrease of $548,223 or 73%. The decrease in operating income was primarily the result of lower revenues, not completely offset by cost of goods sold due to raw material increases and fuel surcharges, and a small decrease in operating expenses.

Interest expense: Interest expense was $99,380 for the first three months in 2008, compared to $110,299 for the first three months in 2007, a decrease of $10,919 or 10%. The decrease was due primarily to less use of the Line of Credit during the first three months of 2008 as compared to the first three months of 2007. Lower interest rates on variable rate obligations also contributed to the reduction.

Net Income: The Company had net income of $51,487 for the three months ended March 31, 2008, as compared to net income of $393,228 for the same period in 2007. The basic and diluted net income net income per common share for the current three month period was $.01 and $.01 respectively, as compared to $.09 and $.08 respectively for the same period in 2007.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements to date in 2008 primarily with proceeds from bank and other borrowings. The Company had $4,838,208 of debt obligations at March 31, 2008, of which $885,923 was scheduled to mature within twelve months. The Company has a $1,500,000 line of credit, of which $450,000 was outstanding at March 31, 2008. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on June 15, 2008. The Company does not anticipate a problem in renewing the line of credit for another year.

At March 31, 2008, the Company had cash totaling $276,988 compared to cash totaling $282,440 on December 31, 2007. During the period, operating activities absorbed $86,674, investing activities absorbed $160,571, and financing activities provided $241,793. The largest individual item contributing to the absorption of cash was the payment of federal income taxes related to the profit earned in 2007.

Capital spending totaled $166,371 for the three months ended March 31, 2008, as compared to $190,158 for the same period in 2007. The 2008 expenditures are primarily for the routine replacement of equipment. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2008 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is especially sensitive to changes in the prevailing interest rates. Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credit, with adequate project management on jobs would be sufficient to finance the Company’s operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis. Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received. Certain sales of Soundwall, Slenderwall™, and other architectural concrete products are recognized upon completion of units produced under long-term contracts. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements that affect profit are recognized in the period in which the changes occur. Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

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

Inflation

Management believes that the Company's operations were not materially affected by inflation in 2008, except for the effect of increased fuel prices, which affected the cost of some raw materials and delivery costs of manufactured products.

Production Backlog

As of May 11, 2008, the Registrant’s unaudited production backlog was approximately $12,432,000, as compared to approximately $11,215,000 at the same date in 2007. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products. Historically, this regularly occurring repeat customer business is equal to approximately $7,000,000 (unaudited) annually.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

(a).   Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. As disclosed in our 2007 annual report, the Company was unable to complete a testing phase of the operating effectiveness of our controls due to the unexpected departure of our Chief Financial Officer and our controller going on medical leave. Based on that evaluation and the remaining testing phase to be completed, our principal executive officer and principal financial officer can only conclude that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

The Company has secured the services of an interim Chief Financial Officer to provide financial management while the Company aggressively searches for a permanent CFO. We have been working with our consulting firm to develop a plan which will be designed to test the operating effectiveness of our internal controls. We anticipate that this phase of the project will be completed by the end of 2008, in order to be in a position to provide a full and complete evaluation of the effectiveness of our internal control over financial reporting to be filed as part of the Form 10-K filing for the year ending December 31, 2008.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except as disclosed above.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 6. Exhibits

Exhibit
No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date: May 20, 2008	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date: May 20, 2008	By:	/s/ Wesley A. Taylor
Wesley A. Taylor
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2008

Exhibit
No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002