Form 10-Q
period 2008-06-30
SMITH MIDLAND CORP
filed 2008-08-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Common Stock, $.01 par value, outstanding as of August 6, 2008: 4,629,962 shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

			Page

PART I.	Condensed Consolidated Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited), June 30, 2008 and December 31, 2007	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2008 and June 30, 2007	4

		Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2008 and June 30, 2007	5

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and June 30, 2007	6

		Notes to Interim Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

PART II.	Other Information

	Item 1	Legal Proceedings	20

	Item 5	Other Information	20

	Item 6	Exhibit Index	20
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32

		Signatures	21

PART I — CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007

Assets:
Current Assets:
Cash and cash equivalents	$1,654,122	$282,440
Accounts receivable
Trade- billed (less allowance for doubtful accounts of $272,704, and $243,318, respectively)	4,935,482	5,900,684
Trade - unbilled	503,661	316,059
Inventories
Raw Materials	965,514	825,328
Finished Goods	2,078,619	1,968,978
Prepaid expenses and other assets	248,138	152,289
Refundable income taxes	-	322,835
Deferred tax assets	372,000	367,000

Total current assets	10,757,536	10,135,613

Property and equipment, net	4,055,383	4,102,181
Other assets	165,344	200,090

Total assets	$14,978,263	$14,437,884

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable - trade	$1,845,126	$1,776,594
Accrued income taxes payable	65,174	656,370
Accrued expenses and other liabilities	513,071	587,399
Current maturities of notes payable	1,456,934	605,376
Customer deposits	762,395	643,509

Total current liabilities	4,642,700	4,269,248

Notes payable - less current maturities	3,844,866	3,991,036
Deferred taxes	175,000	175,000

Total liabilities	8,662,566	8,435,284

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued and outstanding
Common stock, par value $.01 per share; authorized 8,000,000 shares; issued and outstanding 4,670,882	46,709	46,709
Additional paid-in capital	4,621,020	4,558,947
Retained earnings	1,750,268	1,499,244
Treasury Stock, at cost, 40,920 shares	(102,300)	(102,300)

Total shareholders’ equity	6,315,697	6,002,600

Total liabilities and shareholders’ equity	$14,978,263	$14,437,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Revenue
Product sales and leasing	$5,388,218	$6,117,834
Shipping and installation revenue	1,066,227	1,392,149
Royalties	425,933	388,962

Total revenue	6,880,378	7,898,945

Cost of goods sold	5,114,634	6,179,638

Gross profit	1,765,744	1,719,307

Operating expenses
General and administrative expenses	745,048	665,995
Selling expenses	617,636	404,034

Total operating expenses	1,362,684	1,070,029

Operating income	403,060	649,278

Other income (expense):
Interest expense	(84,477)	(101,784)
Interest income	17,608	5,782
Gain (Loss) on sale of fixed assets	(8,574)	(12,026)
Other, net	(80)	(1,555)
Total other income (expense)	(75,523)	(109,583)

Income before income tax expense	327,537	539,695

Income tax expense	128,000	176,000

Net income	$199,537	$363,695

Net income per common share (Note 2):
Basic	$.04	$0.08
Diluted	$.04	$0.08

Weighted average number of common shares outstanding:
Basic	4,670,882	4,638,219
Diluted	4,789,818	4,777,491
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Continued)

	Six Months Ended June 30,
	2008	2007

Revenue
Product sales and leasing	$11,322,630	$12,987,277
Shipping and installation revenue	1,750,727	2,705,913
Royalties	699,662	693,439

Total revenue	13,773,019	16,386,629

Cost of goods sold	10,380,495	12,485,386

Gross profit	3,392,524	3,901,243

Operating expenses
General and administrative expenses	1,526,217	1,641,311
Selling expenses	1,263,608	862,792

Total operating expenses	2,789,825	2,504,103

Operating income	602,699	1,397,140

Other income (expense):
Interest expense	(183,857)	(212,083
Interest income	19,998	8,882
Gain (Loss) on sale of fixed assets	(6,559)	(13,027
Other, net	(257)	(1,989
Total other income (expense)	(170,675)	(218,217

Income before income tax expense	432,024	1,178,923

Income tax expense	181,000	422,000

Net income	$251,024	$756,923

Net income per common share (Note 2):
Basic	$.05	$0.16
Diluted	$.05	$0.16

Weighted average number of common shares outstanding:
Basic	4,670,882	4,636,014
Diluted	4,790,008	4,777,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2008	2007
Reconciliation of net income to cash provided
by operating activities

Net income	$251,024	$756,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,011	295,112
Stock option compensation expense	62,073	51,927
Gain on sale of fixed assets	6,559	13,027
Deferred taxes	(4,000)	(61,000)
(Increase) decrease in:
Accounts receivable - billed	965,202	(672,148)
Accounts receivable - unbilled	(187,602)	360,454
Inventories	(249,827)	544,820
Prepaid taxes and other assets	294,475	338,256
Increase (decrease) in:
Accounts payable - trade	68,535	(550,758)
Accrued expenses and other	(74,328)	(809,354)
Accrued income taxes payable	(617,566)	80,086
Customer deposits	118,886	97,207
Net cash provided by operating activities	966,442	444,552

Cash flows from investing activities:
Purchases of property and equipment	(308,779)	(320,157)
Proceeds from sale of fixed assets	8,632	11,743
Net cash absorbed by investing activities	(300,147)	(308,414)

Cash flows from financing activities:
Proceeds from line of credit, net	800,000	1,150,000
Proceeds from long-term borrowing	138,008	46,125
Repayments of long-term borrowings and capital leases	(232,621)	(320,836)
Proceeds from exercise of stock options	-	36,554
Net cash provided by financing activities	705,387	911,843

Net increase in cash and cash equivalents	1,371,682	1,047,981

Cash and cash equivalents
Beginning of period	282,440	482,690
End of period	$1,654,122	$1,530,671

Supplemental Disclosure of Cash Flow information:
Cash payments for interest	$206,368	$110,299
Cash payments for income taxes	$657,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation
Notes to Interim Unaudited Condensed Consolidated Financial Statements
June 30, 2008
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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. or state tax examinations for years before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. Penalties are accrued in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Such penalties would be charged to General and Administrative Expense in the Statement of Operations.

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

Earnings per share is calculated as follows with 405,816 and 277,991 dilutive options excluded from the basic 2008 and 2007 earnings per share, respectively.

	Three Months ended June 30
	2008	2007
Basic earnings per share

Income available to common shareholder	$199,537	$363,695

Weighted average shares outstanding	4,670,882	4,638,219

Basic earnings per share	$0.04	$0.08

Diluted earnings per share

Income available to common shareholder	$199,537	$363,695

Weighted average shares outstanding	4,670,882	4,638,219
Dilutive effect of stock options	118,936	139,272

Diluted weighted average shares outstanding	4,789,818	4,777,491

Diluted earnings per share	$0.04	$0.08

	Six Months ended June 30
	2008	2007
Basic earnings per share

Income available to common shareholder	$251,024	$756,923

Weighted average shares outstanding	4,670,882	4,636,014

Basic earnings per share	$0.05	$0.16

Diluted earnings per share

Income available to common shareholder	$251,024	$756,923

Weighted average shares outstanding	4,670,882	4,636,014
Dilutive effect of stock options	119,126	141,848

Diluted weighted average shares outstanding	4,790,008	4,777,862

Diluted earnings per share	$0.05	$0.16

NOTE 3. Property and Equipment

Property and equipment consist of the following:

	June 30,	December 31,
	2008	2007

Land and improvements	$514,601	$514,601
Buildings	2,801,792	2,739,460
Machinery and equipment	7,399,821	7,189,672
Rental equipment	688,671	711,368

Subtotal	11,404,885	11,155,101
Less: accumulated depreciation	7,349,502	7,052,920

Property and equipment, net	$4,055,383	$4,102,181

Depreciation expense was approximately $331,000 for the six months ended June 30, 2008 and $295,000 for the six months ended June 30, 2007.

NOTE 4. Notes Payable

Notes Payable consist of the following:

	June 30,	December 31,
	2008	2007

Note payable to Greater Atlantic Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% adjusted quarterly (5.5% at June 30, 2008); collateralized by principally all assets of the Company.	$3,085,114	$3,168,126

Note payable to Greater Atlantic Bank, maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 8.25% fixed rate; collateralized by a second priority lien on Company assets.	219,691	253,317

$1,500,000 line of credit with Greater Atlantic Bank. The line matures June 15, 2009 and bears interest at the Wall Street Journal daily prime rate (5.0% at June 30, 2008); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	1,000,000	200,000

Capital lease obligations for machinery and equipment maturing through 2012, with interest at 7% through 10%.	439,819	505,354

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2010, with interest at 6.5% through 8.375%.	557,176	469,615

	5,301,800	4,596,412
Less: current maturities	1,456,934	605,376

	$3,844,866	$3,991,036

The Company’s mortgage loan is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on annual capital expenditures. At June 30, 2008, the Company was in compliance with all covenants. The Company’s line of credit with Greater Atlantic Bank matured on June 15, 2008, and renewal of the line by the participating banks and the USDA was in process as of June 30, 2008. On August 12, 2008 the line was renewed, effective June 15, 2008, until June 15, 2009 with no additional changes in terms. In addition to the $1.5 million line of credit, Smith-Midland has an Equipment/Vehicle Commitment from Greater Atlantic Bank (GAB).  This commitment is annual and matured on July 30, 2008.  The Equipment/Vehicle commitment was extended to July 23, 2009 but the line was reduced from $700,000 to $400,000 to reflect a lower legal lending limit for GAB.   The agreements for the lines now include an additional term: “Advances may never exceed the Bank’s legal lending limit.”

NOTE 5. Stock Options

In accordance with SFAS 123R, stock option expense for the three months ended June 30, 2008 and 2007 was $31,538 and $23,662 respectively, and for the six months ended June 30, 2008 and 2007 was $62,073 and $51,927,respectively. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.

On June 30, 2008, the Company issued 127,825 incentive stock options at an exercise price of $1.21. The following Black-Scholes assumptions were used:

Dividend Yield	0%
Volatility	72%
Risk Free Rate	3.34%
Expected Life	6 years

Accordingly, the fair value per option at the date of grant for the options granted on June 30, 2008 is $0.80.

The following table summarized options outstanding at June 30, 2008:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding options at beginning of period	542,157	$1.60
Granted	127,825	1.21
Forfeited	(1,500)	2.43
Exercised	-	-

Outstanding options at end of period	668,482	$1.52

Outstanding exercisable at end of period	424,602	$1.41

The intrinsic value of outstanding and exercisable options at June 30, 2008 is approximately $78,000.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157. The Company did not elect the fair value option for any financial assets or liabilities.

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

In March 2008, the FASB issued SFAS 161,“Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. Management does not expect the adoption of this Statement will have a material effect on the Company’s results of operations or financial position.

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

Results of Operations

Three Months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenue: For the three months ended June 30, 2008, the Company had total revenue of $6,880,378 compared to total revenue of $7,898,945 for the three months ended June 30, 2007, a decrease of $1,018,567 or 13%. Total product sales and leasing were $5,388,218 for the three months ended June 30, 2008 compared to $6,117,834 for the three months ended June 30, 2007, a decrease of $729,616 or 12%. Lower revenues from the utility products category accounted for $713,173 of the decrease. In the wall sales category, Soundwall sales increased by $1,093,900 from the prior year while Slenderwall™/architectural sales declined by $1,008,631 so that combined wall sales increased about $85,269 or 4%. The Slenderwall™ products also generate installation revenue and the related decrease in Shipping and installation revenue of $325,922 is primarily attributable to the decrease in Slenderwall™ product sales. Royalty revenue for the three months ended June 30, 2008 was $425,933 compared to $388,962 for the three months ended June 30, 2007, an increase of $36,971 or 10%.

Cost of Goods Sold: Total cost of good sold for the three months ended June 30, 2008 was $5,114,634, a decrease of $1,065,004 or 17%. The decrease was due in large part to the decreased production of Slenderwall™ and Architectural products and the associated expenses for shipping and installation of these products. Manufacturing efficiencies also contributed to the decrease, although significant increases in the cost of steel used in production and delivery costs including fuel surcharges offset in part the areas of decrease. Cost of Goods Sold as a percentage of total revenue not including royalties for the three months ended June 30, 2008 was 79% as compared to 82% for the same period in 2007. The Company is looking at various options to deal with cost increases it is experiencing with steel and fuel surcharges.

General and Administrative Expenses: For the three months ended June 30, 2008, the Company’s general and administrative expenses increased $79,053 or 12% to $745,048 from $665,995 during the same period in 2007. The increase was largely due to increased professional fees.

Selling Expenses: Selling expenses for the three months ended June 30, 2008 were $617,636, an increase of $213,602 or 53% from $404,034 in 2007. The increase was primarily the result of increases in advertising costs and increased headcount in the licensing department.

Operating Income: The Company had operating income of $403,060 for the three months June 30, 2008, compared to operating income of $649,278 for the same period in 2007, a decrease of $246,218 or 38%. The decrease in operating income was primarily the result of an increase in operating expenses as lower revenues were accompanied by comparable lower cost of goods sold.

Interest expense: Interest expense was $84,477 for the three months ended June 30, 2008, compared to $101,784 in 2007, a decrease of $17,307 or 17%. The decrease was due primarily to lower use of the Line of Credit and lower interest rates on variable rate obligations.

Net Income: The Company had net income of $199,537 for the three months ended June 30, 2008, as compared to net income of $363,695 for the same period in 2007. The basic and diluted net income net income per common share for the three month period ending June 30, 2008 was $.04 and $.04, respectively as compared to $.08 and $.08 respectively for the same period in 2007.

Six Months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenue: For the six months ended June 30, 2008, the Company had total revenue of $13,773,019 compared to total revenue of $16,386,629 for the six months ended June 30, 2007, a decrease of $2,613,610 or 16%. Total product sales were $11,322,630 for the six months ended June 30, 2008 compared to $12,987,277 for the six months ended June 30, 2007, a decrease of $1,664,647 or 13%. Lower revenues from the utility products category accounted for $1,396,829 of the decrease. In the wall sales category, Soundwall sales increased by $3,078,799 from the prior year while Slenderwall™/architectural sales declined by $2,359,272 so that combined wall sales increased about $719,527 or 16%. The Slenderwall™ products also generate installation revenue and the related decrease in Shipping and installation revenue of $955,186 is primarily attributable to the decrease in Slenderwall™ product sales. Royalty revenue for the six months ended June 30, 2008 was $699,662 compared to $693,439 for the six months ended June 30, 2007, an increase of $6,223 or about 1%.

Cost of Goods Sold: Total cost of good sold for the six months ended June 30, 2008 was $10,380,495, a decrease of $2,104,891 or 17%. The decrease was due in large part to the decreased production of Slenderwall™ and Architectural products and the associated expenses for shipping and installation of these products. Manufacturing efficiencies also contributed to the decrease, although significant increases in the cost of steel used in production and delivery costs including fuel surcharges offset in part the areas of decrease. Cost of Goods Sold as a percentage of total revenue not including royalties for the six months ended June 30, 2008 was 79% as compared to 80% for the same period in 2007. The Company is looking at various options to deal with cost increases it is experiencing with steel and fuel surcharges.

General and Administrative Expenses: For the six months ended June 30, 2008, the Company’s general and administrative expenses decreased $115,094 or 7% to $1,526,217 from $1,641,311 during the same period in 2007. The decrease was largely due to reduction in bad debt expense as a result of aggressive collection of older accounts receivable.

Selling Expenses: Selling expenses for the six months ended June 30, 2008 were $1,263,608, an increase of $400,816 or 46% from $862,792 in 2007. The increase was primarily the result of increases in advertising costs and increased headcount in the licensing department.

Operating Income: The Company had operating income of $602,699 for the six months ended June 30, 2008, compared to operating income of $1,397,140 for the same period in 2007, a decrease of $794,441 or 57%. The decrease in operating income was primarily the result the decrease in gross profit and the increase in operating expenses.

Interest expense: Interest expense was $183,857 for the six months ended June 30, 2008, compared to $212,083 in 2007, a decrease of $28,226 or 13%. The decrease was due primarily to lower use of the Line of Credit and lower interest rates on variable rate obligations.

Net Income: The Company had net income of $251,024 for the six months ended June 30, 2008, as compared to net income of $756,923 for the same period in 2007. The basic and diluted net income net income per common share for the current three month period was $.05 and $.05 respectively, as compared to $.16 and $.16 respectively for the same period in 2007.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements to date in 2008 primarily from net cash generated from operating activities. The Company had $5,301,800 of debt obligations at June 30, 2008, of which $1,456,934 was scheduled to mature within twelve months. The Company has a $1,500,000 line of credit, of which $1,000,000 was outstanding at June 30, 2008. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matured on June 15, 2008. On August 12, 2008, such line of credit was renewed until June 15, 2009, which renewal was effective June 15, 2008. In order to ensure the availability of liquid funds for general operating purposes and unexpected events, the Company borrowed $1,000,000 against the line of credit and invested the funds in a short term liquid interest paying account. In view of the renewal of the line, the Company anticipates repaying the line with the invested funds.

At June 30, 2008, the Company had cash totaling $1,654,122 compared to cash totaling $282,440 on December 31, 2007. During the period, operating activities contributed $966,442, investing activities absorbed $300,147, and financing activities provided $705,387. One of the largest individual items contributing to the absorption of cash was the payment of income taxes related to the profit earned in 2007.

Capital spending totaled $308,779 for the six months ended June 30, 2008, as compared to $320,157 for the same period in 2007. The 2008 expenditures are primarily for the routine upgrade and replacement of equipment in the precast plant. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2008 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates. Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.

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

Production Backlog

As of August 3, 2008, the Registrant’s unaudited production backlog was approximately $16,155,000, as compared to approximately $11,480,000 at the same date in 2007. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products. Historically, this regularly occurring repeat customer business is equal to approximately $7,000,000 (unaudited) annually.

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

The Company anticipates the hiring of a permanent Chief Financial Officer on or before September 1, 2008. In the interim, the Company has utilized the services of an interim financial officer and has been utilizing the services of a consulting firm to develop a plan to test the effectiveness of our internal controls. In view of the foregoing, we anticipate that we will be in a position to provide a full and complete evaluation of the effectiveness of our internal control over financial reporting during the fourth quarter of 2008.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except as disclosed above.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 5. Other Information

Subsequent Event

On August 12, 2008, the Company received signed documents for a one year extension to the existing $1.5 million line of credit at the existing line amount and note rate through June 15, 2009. In addition to the $1.5 million line of credit, Smith-Midland has an Equipment/Vehicle Commitment from Greater Atlantic Bank (GAB).  This commitment is annual and matured on July 30, 2008.  The Equipment/Vehicle commitment was extended to July 23, 2009 but the line was reduced from $700,000 to $400,000 to reflect a lower legal lending limit for GAB.   The agreements for the lines now include an additional term: “Advances may never exceed the Bank’s legal lending limit.”

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

SMITH-MIDLAND CORPORATION (Registrant)
Date: August 14, 2008	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date August 14, 2008	By:	/s/ Wesley A. Taylor
Wesley A. Taylor
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the Three Months and Six Months Ended June 30, 2008

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