Form 10-K/A
period 2007-12-31
SMITH MIDLAND CORP
filed 2008-09-26
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:
1-13752

SMITH-MIDLAND CORPORATION
(Name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	54-1727060 (I.R.S. Employer Identification Number)

P.O. Box 300, 5119 Catlett Road
Midland, Virginia 22728
(Address of principal executive offices)

(540) 439-3266
(Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $.01 par value per share	Name on Each Exchange on Which Registered Boston Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

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

Yes ☐    No ☒

The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on June 30, 2007, was $10,039,171.

As of April 10, 2008, the Company had outstanding 4,629,962 shares of Common Stock, $.01 par value per share.

SMITH-MIDLAND CORPORATION

AMENDMENT NO. 1 TO FORM 10-K
For the Fiscal Year Ended December 31, 2007

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2007, previously filed on April 15, 2008 (the “Original Filing”), in order to revise the disclosure relating to management’s conclusions as to the effectiveness of the Company’s disclosure controls and procedures contained in Item 9A(T) of Part II of the Annual Report and revise the certifications contained in Exhibits 31.1 and 31.2 to relate to the Company’s internal controls over financial reporting. This Amendment No. 1 on Form10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.

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

Our management conducted an initial phase evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2007. This initial phase consisted of a top-down approach to risk assessment as provided for by SEC guidance and did not identify any material weaknesses. However, based on the stage of completion of our assessment, in particular, the lack of the testing phase of the operating effectiveness of our internal controls, our principal executive officer and principal financial officer can only conclude that our disclosure and controls procedures as of December 31, 2007 were not effective.

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

Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation and the remaining testing phase to be completed, our principal executive officer and principal financial officer can only conclude that our disclosure controls and procedures as of December 31, 2007 were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except as disclosed above.

Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac of 1934t, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: September 26, 2008	By: /s/ Rodney I. Smith
Rodney I. Smith, President
(principal executive officer)

Date: September 26, 2008	By: /s/ Wesley A. Taylor
Wesley A. Taylor,
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	September 26, 2008
Rodney I. Smith

/s/ Wesley A. Taylor	Director	September 26, 2008
Wesley A. Taylor

/s/ Ashley B. Smith	Director	September 26, 2008
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	September 26, 2008
Andrew G. Kavounis