Form 10-K/A
period 2007-12-31
SMITH MIDLAND CORP
filed 2008-10-16
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:
1-13752

SMITH-MIDLAND CORPORATION
(Name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	54-1727060 (I.R.S. Employer Identification Number)

P.O. Box 300, 5119 Catlett Road
Midland, Virginia 22728
(Address of principal executive offices, Zip Code)

(540) 439-3266
(Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class	Name on Each Exchange on Which Registered
Common Stock, $.01 par value per share	Boston Stock Exchange

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

AMENDMENT NO. 2 TO FORM 10-K
For the Fiscal Year Ended December 31, 2007

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K/A (“Amendment No. 2”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, previously filed on April 15, 2008 (the “Original Filing”) and amends the registrant’s Amendment No. 1 on Form 10-K/A filed with the SEC on September 26, 2008 (“Amendment No. 1”).

Amendment No. 2 is being filed solely for the purpose of correcting an inadvertent error on Amendment No. 1, Item 9A(T). Controls and Procedures, paragraph 3. The final sentence of paragraph 3 is amended to read “However, based on the stage of completion of our assessment, in particular, the lack of the testing phase of the operating effectiveness of our internal controls, our principal executive officer and principal financial officer can only conclude that our internal control procedures over financial reporting as of December 31, 2007 were not effective”.

This Amendment No. 2 on Form10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.

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

Our management conducted an initial phase evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2007. This initial phase consisted of a top-down approach to risk assessment as provided for by SEC guidance and did not identify any material weaknesses. However, based on the stage of completion of our assessment, in particular, the lack of the testing phase of the operating effectiveness of our internal controls, our principal executive officer and principal financial officer can only conclude that our internal control procedures over financial reporting as of December 31, 2007 were not effective.

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

SMITH-MIDLAND CORPORATION

Date: October 16, 2008	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(principal executive officer)

Date: October 16, 2008	By:	/s/ Wesley A. Taylor
Wesley A. Taylor,
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	October 16, 2008
Rodney I. Smith

/s/ Wesley A. Taylor	Director	October 16, 2008
Wesley A. Taylor

/s/ Ashley B. Smith	Director	October 16, 2008
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	October 16, 2008
Andrew G. Kavounis