Form 10-Q
period 2008-09-30
SMITH MIDLAND CORP
filed 2008-11-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Common Stock, $.01 par value, outstanding as of November 6, 2008: 4,670,882 shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

			Page
PART I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited), September 30, 2008 and December 31, 2007	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2008 and September 30, 2007	4

		Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2008 and September 30, 2007	5

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and September 30, 2007	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	19

PART II.	Other Information

	Item 4	Submission of matters to a Vote of Security Holders	19

	Item 6	Exhibit Index	20
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32

		Signatures	21

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets:
Current Assets:
Cash and cash equivalents	$595,187	$282,440
Accounts receivable
Trade- billed (less allowance for doubtful accounts of $289,867, and $243,318, respectively)	5,684,086	5,900,684
Trade - unbilled	878,462	316,059
Inventories
Raw Materials	1,008,879	825,328
Finished Goods	1,344,032	1,968,978
Prepaid expenses and other assets	102,601	152,289
Refundable income taxes	-	322,835
Deferred tax assets	371,541	367,000

Total current assets	9,984,788	10,135,613

Property and equipment, net	4,189,875	4,102,181
Other assets	167,947	200,090

Total assets	$14,342,610	$14,437,884

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable - trade	$1,799,871	$1,776,594
Accrued income taxes payable	61,325	656,370
Accrued expenses and other liabilities	520,682	587,399
Current maturities of notes payable	446,668	605,376
Customer deposits	1,133,511	643,509

Total current liabilities	3,962,057	4,269,248

Notes payable - less current maturities	3,790,953	3,991,036
Deferred taxes	208,000	175,000

Total liabilities	7,961,010	8,435,284

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued and outstanding
Common stock, par value $.01 per share; authorized 8,000,000 shares;
issued and outstanding 4,670,882	46,709	46,709
Additional paid-in capital	4,661,306	4,558,947
Retained earnings	1,775,885	1,499,244
Treasury Stock, at cost, 40,920 shares	(102,300)	(102,300)

Total shareholders’ equity	6,381,600	6,002,600

Total liabilities and shareholders’ equity	$14,342,610	$14,437,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue
Product sales and leasing	$6,061,235	$6,499,930
Shipping and installation revenue	1,175,332	1,289,047
Royalties	517,909	429,671

Total revenue	7,754,476	8,218,648

Cost of goods sold	6,234,087	6,419,523

Gross profit	1,520,389	1,799,125

Operating expenses
General and administrative expenses	821,951	724,774
Selling expenses	557,053	485,542

Total operating expenses	1,379,004	1,210,316

Operating income	141,385	588,809

Other income (expense):
Interest expense	(82,673)	(111,599)
Interest income	4,684	10,314
Gain (loss) on sale of fixed assets	34,453	1,504
Other, net	(452)	(1,208)
Total other income (expense)	(43,988)	(100,989)

Income before income tax expense	97,397	487,820

Income tax expense	71,780	208,733

Net income	$25,617	$279,087

Net income per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

Weighted average number of common shares outstanding:
Basic	4,670,882	4,669,436
Diluted	4,732,877	4,830,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenue
Product sales and leasing	$17,383,865	$19,487,207
Shipping and installation revenue	2,926,059	4,004,181
Royalties	1,217,571	1,123,110

Total revenue	21,527,495	24,614,498

Cost of goods sold	16,614,581	18,914,131

Gross profit	4,912,914	5,700,367

Operating expenses
General and administrative expenses	2,348,168	2,366,084
Selling expenses	1,820,661	1,348,335

Total operating expenses	4,168,829	3,714,419

Operating income	744,085	1,985,948

Other income (expense):
Interest expense	(266,530)	(323,682)
Interest income	24,682	19,196
Gain (loss) on sale of fixed assets	27,894	(11,523)
Other, net	(710)	(3,196)
Total other income (expense)	(214,664)	(319,205)

Income before income tax expense	529,421	1,666,743

Income tax expense	252,780	630,733

Net income	$276,641	$1,036,010

Net income per common share:
Basic	$0.06	$0.22
Diluted	$0.06	$0.22

Weighted average number of common shares outstanding:
Basic	4,670,882	4,641,716
Diluted	4,756,799	4,789,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Reconciliation of net income to cash provided
by operating activities
Net income	$276,641	$1,036,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,833	517,309
Stock option compensation expense	102,359	86,781
Gain(loss) on sale of fixed assets	(27,894)	11,523
Deferred taxes	28,459	7,708
(Increase) decrease in:
Accounts receivable - billed	216,599	(1,426,429)
Accounts receivable - unbilled	(562,405)	618,603
Inventories	441,395	891,614
Prepaid taxes and other assets	432,513	417,646
Increase (decrease) in:
Accounts payable - trade	23,279	(540,322)
Accrued expenses and other	(66,721)	(1,110,907)
Accrued income taxes payable	(595,045)	220,051
Customer deposits	490,004	454,267

Net cash provided by operating activities	1,264,017	1,183,854

Cash flows from investing activities:
Purchases of property and equipment	(640,585)	(971,198)
Proceeds from sale of fixed assets	48,108	15,209

Net cash absorbed by investing activities	(592,477)	(955,989)

Cash flows from financing activities:
Repayments on line of credit, net	(200,000)	(250,000)
Proceeds from long-term borrowings	171,022	566,375
Repayments of long-term borrowings and capital leases	(329,815)	(422,760)
Proceeds from exercise of stock options	0	38,054

Net cash absorbed by financing activities	(358,793)	(68,331)

Net increase in cash and cash equivalents	312,747	159,534

Cash and cash equivalents
Beginning of period	282,440	482,690

End of period	$595,187	$642,224

Supplemental Disclosure of Cash Flow information:
Cash payments for interest	$252,510	$323,682
Cash payments for income taxes	$819,366	$10,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. - INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K and subsequent amendments on Form 10K/A as Amendments Nos. 1 and 2 filed September 26, 2008 and October 16, 2008, respectively, for the year ended December 31, 2007.

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

Basis of Consolidation

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

Inventories

Inventories are stated at lower of cost or market, using the first-in, first-out (FIFO) method.

Advertising Costs

The company produces and distributes advertising materials and promotes the licensed products through its own advertising subsidiary, AdVentures. Advertising expenses are treated as selling expense and typically expensed as incurred. Licensees pay the Company a flat monthly fee for co-op advertising and promotion programs and these fees are recorded as revenue. On an annual basis, advertising costs and licensee fees are approximately equal.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. or state tax examinations for years before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. Penalties are accrued in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Such penalties would be charged to General and Administrative Expense in the Statement of Income.

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation of the Company’s standard products is typically performed by the customer; however, in some circumstances, the Company will install certain products which is accomplished at the time of delivery. The installation activities are usually completed the day of delivery or the following day. In utility building sales, the majority of the buildings are erected on the Company’s site and delivered completely installed.

Leasing fees are paid at the beginning of the lease agreement and recorded to a deferred revenue account. As the revenue is earned each month of the contract, the amount earned is recorded as lease income and an equivalent amount is debited to deferred revenue.

Royalties are recognized as revenue as they are earned. The Company licenses certain other precast companies to produce its licensed products to our engineering specifications under licensing agreements. The agreements are typically five year is term and require royalty payments from 4% to 6% which are paid on a monthly basis. The revenue from licensing agreements are recognized in the month earned.

Certain sales of Soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage of completion method for recording revenues on long term contracts under ARB 45 and SOP 81-1. The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

Shipping revenues are recognized at the time the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for these types of expense, historically the amount of expense is immaterial.

NOTE 2. - NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of an entity.

	Three Months ended September 30,
	2008	2007
Basic earnings per share

Income available to common shareholder	$25,617	$279,087

Weighted average shares outstanding	4,670,882	4,669,436

Basic earnings per share	$0.01	$0.06

Diluted earnings per share

Income available to common shareholder	$25,617	$279,087

Weighted average shares outstanding	4,670,882	4,669,436
Dilutive effect of stock options	61,995	160,657

Diluted weighted average shares outstanding	4,732,877	4,830,093

Diluted earnings per share	$0.01	$0.06

	Nine months ended September 30,
	2008	2007
Basic earnings per share

Income available to common shareholder	$276,641	$1,036,010

Weighted average shares outstanding	4,670,882	4,641,716

Basic earnings per share	$0.06	$0.22

Diluted earnings per share

Income available to common shareholder	$276,641	$1,036,010

Weighted average shares outstanding	4,670,882	4,641,716
Dilutive effect of stock options	85,917	147,476

Diluted weighted average shares outstanding	4,756,799	4,789,192

Diluted earnings per share	$0.06	$0.22

NOTE 3. - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2008	2007
Land and improvements	$514,601	$514,601
Buildings	2,813,749	2,739,460
Machinery and equipment	7,564,650	7,189,672
Rental equipment	786,967	711,368

Subtotal	11,679,967	11,155,101
Less: accumulated depreciation	7,490,092	7,052,920

Property and equipment, net	$4,189,875	$4,102,181

Depreciation expense was approximately $505,000 for the nine months ended September 30, 2008 and $478,000 for the nine months ended September 30, 2007.

NOTE 4. - NOTES PAYABLE

Notes Payable consist of the following:

	September 30,	December 31,
	2008	2007
Note payable to Greater Atlantic Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% adjusted quarterly (5.0% at September 30, 2008); collateralized by principally all assets of the Company.	$3,058,580	$3,168,126

Note payable to Greater Atlantic Bank, maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 8.25% fixed rate; collateralized by a second priority lien on Company assets.	198,811	253,317

$1,500,000 line of credit with Greater Atlantic Bank. The line matures June 15, 2009 and bears interest at the Wall Street Journal daily prime rate (5.0% at September 30, 2008); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	0	200,000

Capital lease obligations for machinery and equipment maturing through 2012, with interest at 7% through 10%.	485,159	505,354

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2011, with interest at 6.125% through 8.375%.	495,071	469,615

	4,237,621	4,596,412
Less: current maturities	446,668	605,376

	$3,790,953	$3,991,036

The Company’s mortgage loan is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA). The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on annual capital expenditures. At September 30, 2008, the Company was in compliance with all loan covenants.

NOTE 5. - STOCK OPTIONS

In accordance with SFAS 123R, stock option expense for the three months ended September 30, 2008 and 2007 was $40,286 and $34,854 respectively, and for the nine months ended September 30, 2008 and 2007 was $102,359 and $86,781,respectively. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.

The Company did not issue any stock options for the three months ended September 30, 2008.

The following table summarized options outstanding at September 30, 2008:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding options at beginning of period	542,157	$1.26
Granted	127,825	1.21
Forfeited	(27,825)	$1.07
Exercised	0	0

Outstanding options at end of period	642,157	$1.57

Outstanding exercisable at end of period	430,333	$1.41

The intrinsic value of outstanding and exercisable options at September 30, 2008 is approximately $64,000.

NOTE 6. - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141 (R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. Management does not expect the adoption of this statement will have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB 51”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management does not expect the adoption of this Statement will have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. Management does not expect the adoption of this Statement will have a material effect on the Company’s results of operations or financial position.

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

our high level of indebtedness and ability to satisfy the same,

the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

changes in general economic conditions, such as the current economic turmoil,

adverse weather which inhibits the demand for our products,

our compliance with governmental regulations,

the outcome of future litigation,

on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

the cyclical nature of the construction industry,

our exposure to increased interest expense payments should interest rates change the Board of Directors, which is composed of four members, has only one outside, independent director,

the Company does not have an audit committee; the Board of Directors functions in that role,

the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

the Company has experienced a high degree of employee turnover, and the other factors and information disclosed and discussed in other sections of this report.

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenue: For the three months ended September 30, 2008, the Company had total revenue of $7,754,476 compared to total revenue of $8,218,648 for the three months ended September 30, 2007, a decrease of $464,172 or 6%. Total product sales and leasing were $6,061,235 for the three months ended September 30, 2008 compared to $6,499,930 for the three months ended September 30, 2007, a decrease of $438,695 or 7%. In the wall sales category, Soundwall sales decreased by $133,793 from the prior year while Slenderwall™/architectural sales declined by $185,923 so that combined wall sales decreased about $319,716 or 13%. Lower revenues from the utility products category accounted for $499,251 of the decrease. The overall decrease in product sales was partially offset by an increase in highway barrier sales of $269,400. Slenderwall™ products also generate installation revenue and the related decrease in Shipping and installation revenue of $113,715 is primarily attributable to the decrease in Slenderwall™ product sales. Royalty revenue for the three months ended September 30, 2008 was $517,909 compared to $429,671 for the three months ended September 30, 2007, an increase of $88,238 or 21%.

Cost of Goods Sold: Total cost of good sold for the three months ended September 30, 2008 was $6,234,087, a decrease of $185,436 or 3%. The decrease was due in large part to the decreased production and sales of Slenderwall™ and Architectural products and the associated expenses for shipping and installation of these products. However, significant increases in the cost of steel, cement and other direct materials used in production and delivery costs including fuel surcharges offset in part the areas of decrease. Cost of goods sold as a percentage of total revenue not including royalties for the three months ended September 30, 2008 was 86% as compared to 82% for the same period in 2007. The company has made the reduction of manufacturing costs the highest priority for the remainder of the year as well as 2009. A director of lean manufacturing was hired this quarter with the duties of reducing waste and inefficiencies within the Company.

General and Administrative Expenses: For the three months ended September 30, 2008, the Company’s general and administrative expenses increased $97,177 or 13% to $821,951 from $724,774 during the same period in 2007. The increase was largely due to an increase in the bad debts reserve and tax penalties of approximately $36,000.

Selling Expenses: Selling expenses for the three months ended September 30, 2008 were $557,053, an increase of $71,511 or 15% from $485,542 in 2007. The increase was primarily the result of increases in advertising costs, increased headcount in the licensing department and engineering costs to update building product drawings.

Operating Income: The Company had operating income of $141,385 for the three months September 30, 2008, compared to operating income of $588,809 for the same period in 2007, a decrease of $447,424 or 76%. The decrease in operating income was primarily the result of lower sales and an increase in both cost of goods sold as a percentage of revenue and operating expenses.

Interest expense: Interest expense was $82,673 for the three months ended September 30, 2008, compared to $111,599 in 2007, a decrease of $28,926 or 26%. The decrease was due primarily to lower use of the Line of Credit and reduction in the amount of debt outstanding.

Net Income: The Company had net income of $25,617 for the three months ended September 30, 2008, as compared to net income of $279,087 for the same period in 2007. The basic and diluted net income per common share for the three month period ending September 30, 2008 was $.01 and $.01, respectively, as compared to $.06 and $.06 respectively for the same period in 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenue: For the nine months ended September 30, 2008, the Company had total revenue of $21,527,495 compared to total revenue of $24,614,498 for the nine months ended September 30, 2007, a decrease of $3,087,003 or 13%. Total product sales were $17,383,865 for the nine months ended September 30, 2008 compared to $19,487,207 for the nine months ended September 30, 2007, a decrease of $2,103,342 or 11%. Lower revenues from the utility products category accounted for $1,901,731 of the decrease. In the wall sales category, Soundwall sales increased by $3,220,828 from the prior year while Slenderwall™/architectural sales declined by $2,753,116 so that combined wall sales increased about $467,713 or 6%. The Slenderwall™ products also generate installation revenue and the related decrease in shipping and installation revenue of $1,078,122 is primarily attributable to the decrease in Slenderwall™ product sales. Royalty revenue for the nine months ended September 30, 2008 was $1,217,571 compared to $1,123,110 for the nine months ended September 30, 2007, an increase of $94,461 or about 8%.

Cost of Goods Sold: Total cost of good sold for the nine months ended September 30, 2008 was $16,614,581, a decrease of $2,299,550 or 12%. The decrease was due in large part to the decreased production and sales of Slenderwall™ and Architectural products and the associated expenses for shipping and installation of these products. However, significant increases in the cost of steel, cement and other direct materials used in production and delivery costs including fuel surcharges offset in part the areas of decrease. Cost of goods sold as a percentage of total revenue not including royalties for the nine months ended September 30, 2008 was 81% as compared to 80% for the same period in 2007.

General and Administrative Expenses: For the nine months ended September 30, 2008, the Company’s general and administrative expenses decreased $17,916 or .8% to $2,348,168 from $2,366,084 during the same period in 2007. The decrease was largely due to reduction in bad debt expense as a result of aggressive collection of older accounts receivable during the first six months of the year and reduced state use taxes due to lower sales of wall products.

Selling Expenses: Selling expenses for the nine months ended September 30, 2008 were $1,820,661, an increase of $472,326 or 35% from $1,348,335 in 2007. The increase was primarily the result of increases in advertising costs and increased headcount in the licensing department.

Operating Income: The Company had operating income of $744,085 for the nine months ended September 30, 2008, compared to operating income of $1,985,948 for the same period in 2007, a decrease of $1,241,864 or 63%. The decrease in operating income was primarily the result of decreased sales and increased cost of goods sold as a percentage of revenues and operating costs.

Interest expense: Interest expense was $266,530 for the nine months ended September 30, 2008, compared to $323,682 in 2007, a decrease of $57,152 or 18%. The decrease was due primarily to lower use of the Line of Credit, lower interest rates on variable rate obligations and a reduction in the outstanding debt.

Net Income: The Company had net income of $276,641 for the nine months ended September 30, 2008, as compared to net income of $1,036,010 for the same period in 2007. The basic and diluted net income net income per common share for the current nine month period was $.06 and $.06 respectively, as compared to $.22 and $.22 respectively for the same period in 2007.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements to date in 2008 primarily from net cash generated from operating activities. The Company had $4,237,621 of debt obligations at September 30, 2008, of which $446,668 was scheduled to mature within twelve months. The Company has a $1,500,000 line of credit, of which none was outstanding at September 30, 2008. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on June 15, 2009.

At September 30, 2008, the Company had cash totaling $595,187 compared to cash totaling $282,440 on December 31, 2007. During the period, operating activities contributed $1,264,017, investing activities absorbed $592,477, and financing activities used $358,793. One of the largest individual items contributing to the absorption of cash was the payment of income taxes related to the profit earned in 2007.

Capital spending totaled $640,585 for the nine months ended September 30, 2008, as compared to $971,198 for the same period in 2007. The 2008 expenditures are primarily for the routine upgrade and replacement of equipment in the precast plant. The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2008 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates. Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment. Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $42,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced. The Company has been able to decrease its days sales outstanding using aggressive collection activities, thereby, reducing the days sales outstanding from 78 at December 31, 2007 to 67 days at September 30, 2008. This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credit, with adequate project management on jobs will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory at September 30, 2008 was $2,352,911 and at December 31, 2007 was $2,794,306 or a decrease of $441,395. While the Company was able to decrease its overall inventory, inventory turns decreased from 9.2 turns for the year ended December 31, 2007 to 6.1 turns for the nine months ended September 30, 2008. The decrease in inventory turns was primarily due to lower production levels and increased sales from inventory.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Significant increases in the cost of steel, cement and other direct materials used in production and delivery, including fuel surcharges, have caused increases in cost of goods sold of the Company. Due to a downturn in the economy, the Company expects these costs to moderate over the fourth quarter of 2008.

Production Backlog

As of November 7, 2008, the Registrant’s unaudited production backlog was approximately $13,447,000, as compared to approximately $12,374,000 at the same date in 2007. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products. Historically, this regularly occurring repeat customer business is equal to approximately $7,000,000 annually.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a).  Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. As disclosed in our annual report on Form 10-K for the year ended December 31, 2007, as amended, the Company was unable to complete the testing phase of the operating effectiveness of our controls due to the unexpected departure of our chief financial officer and our controller going on medical leave. Based on that evaluation and the remaining testing phase to be completed, our principal executive officer and principal financial officer can only conclude that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

The Company hired a permanent chief financial officer on August 13, 2008, replacing the consultant the Company had utilized during the search for the permanent chief financial officer. The Company has hired a consulting firm to develop a plan to test the effectiveness of our internal controls which the Company anticipates will be completed prior to the end of the fourth quarter of 2008.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 17, 2008 (“2008 Annual Meeting”). There were two proposals presented by the management of the Company and both were approved as follows:

Proposal #1. Election of Directors

The election of the following individuals to serve as directors until the next annual meeting or until their successors are duly elected and qualified.

	For	Withheld
Rodney I. Smith	3,765,023	221,276
Ashley B. Smith	3,749,523	236,776
Wesley A. Taylor	3,763,932	222,367
Andrew G. Kavounis	3,765,023	221,276

Proposal #2. Proposal to Adopt the Smith-Midland Corporation 2008 Stock Option Plan

For	Against	Abstentions	Broker Non-Votes
1,642,000	453,602	7,050	1,883,647

ITEM 6. Exhibits

Exhibit
No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date: November 14, 2008	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date November 14, 2008	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the Three Months and Nine months Ended September 30, 2008

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