Form 10-K
period 2008-12-31
SMITH MIDLAND CORP
filed 2009-03-31
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION
(Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
(Address of Principal Executive Offices, Zip Code)

(540) 439-3266
(Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:  None

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

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the Company’s most recently completed second fiscal quarter) was $3,798,869.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.

As of February 28, 2009, the Company had outstanding 4,629,962 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our high level of indebtedness and ability to satisfy the same,

•	Our revenues and net income decreased in 2008 as compared to 2007, due in part to current economic conditions,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the expected weakening in construction activity in 2009in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change

•	the board of directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have a separate audit committee; the board of directors functions in that role,

•	the Company’s board of directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall™, a sound barrier primarily for roadside use; and Easi-Set™ transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Easi-Set Industries, Inc., a Virginia corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising and Design, Inc., a Virginia corporation doing business as Ad Ventures.

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

Easi-Set Slenderwall™ Lightweight Construction Panels

Each Slenderwall™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional, piecemeal construction of the exterior walls of buildings. The Company's Slenderwall system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall™ panel consists of a galvanized or stainless steel stud frame with an exterior sheath of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior concrete sheath is attached to the interior frame by strategically placed epoxy coated steel connectors that suspend the exterior concrete approximately one-half inch away from the steel frame.

Slenderwall™ panels are approximately one-third the weight of traditional structural concrete walls of equivalent size, permanence and durability, and are also significantly improved as to permanence and durability.  The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time and ease of erection and from the use of smaller cranes for installation.

The Company custom designs and manufactures each Slenderwall™ exterior cladding system. The exterior of the Slenderwall™ system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick.

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ (the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system. This tongue and groove connection system makes the Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barrier (the "J-J Hooks Barrier") is a crash-tested and patented, positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 test level 3 crash test requirements. J-J Hooks Barrier meets the requirements and is NCHRP-350 approved. The Company filed for a new (June 6, 2007) patent which contains a modified and improved J-J Hooks connection system. It describes a taller Hook coupled with deflection limitation blocks which improves the J-J Hooks connection performance.

The proprietary feature of the J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier (it resembles the letter "J" when viewed from directly above). The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "hooks" face each other. To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged.

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

Easi-Set Precast Building and Easi-Span™ Expandable Precast Building

The Easi-Set Precast Building is a transportable, prefabricated, single-story, all concrete building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set Precast Building is available in a variety of exterior finishes and in five standard sizes, or it can be custom sized. The roof and floor of each Easi-Set Precast Building are manufactured using the Company's patented post-tensioned system, which helps seal the buildings against moisture. As a freestanding unit, the Easi-Set Precast Building requires no poured foundations or footings and can be easily installed within a few hours. After installation the building can be moved, if desired, and reinstalled in a new location.

The Company also offers Easi-Span™, a line of expandable precast all concrete buildings. Easi-Span™ is identical to and incorporates the technology of the Easi-Set Precast Building, but is available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.

The Company has sold its Easi-Set and Easi-Span™ Precast Buildings for the following uses:

	Communications Operations -- to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.


Government Applications -- to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.


Utilities Installations -- for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.


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

Beach Prisms™ Erosion Control modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its newest product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem.  This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline.  Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™.  The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties.

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency.  Such approval is taking longer than expected, but approval is anticipated.

H2Out™ Secondary Drainage System

In 2006, the Company completed research and development and a patent application was submitted to the US Patent Office for H2Out™, the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence deterring lawsuits from tenants and owners of buildings.  H2Out™ has been added as a feature of the Slenderwall™ system and is being included in the product literature, website, and all sales presentations.

Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

Sources of Supply

All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources.  To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices.

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set™ and Easi-Span™ Precast Buildings, Slenderwall™, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time license administration and training fee ranging from approximately $25,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically from 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set™/Easi-Span™ buildings  and Slenderwall™ licensees pay the Company a flat monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Ad Ventures.

The Company has entered into 45 licensing agreements in the United States; has established five licensees in Canada; one each in Belgium, New Zealand and Mexico with sub-licensees in Canada and Australia, for a total of 56 licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities. Additional licensees were added in 2008 with initial licensee fees amounting to $125,000, which equaled the amount for 2007.

Marketing and Sales

The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

The Company has also established a cooperative advertising program in which the Company and its Easi-Set™/Easi-Span™ buildings  and Slenderwall™ licensees combine resources to promote certain precast concrete products.  Licensees pay a flat monthly fee and the Company pays any additional amounts required to advertise the products across the country.  Although the Company advertises nationally, the Company's marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

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

Patents and Proprietary Information

The Company holds U.S. and Canadian patents for the J-J Hooks Barrier and the Easi-Set™ Precast Building, and a U.S. patent for the Slenderwall™ exterior cladding system.  The European patent for J-J Hooks Barrier was allowed in December 1997 and has been registered in two European countries.  The earliest of the issued patents considered material to the Company's business will expire in 2009.  The Company also owns three U.S. registered company name and logo trademarks (Easi-Set™, Smith Cattleguard®, and Smith-Midland Excellence in Precast Concrete®) and one Canadian registered trademark (Easi-Set™).

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

Employees

As of March 1, 2009, the Company had 127 full-time and 4 part-time employees, 111 of which are located at the Company's Midland, Virginia facility, and 16 of which are located at the Company's facility located in Reidsville, North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

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

The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2008 had a balance of $3.0 million (see “Liquidity and Capital Resources”).

Item 3.	Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.	Submission of Matters to Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of February 28, 2009, there were approximately 68 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2008
First Quarter	$1.79	$1.25
Second Quarter	1.75	1.13
Third Quarter	1.24	0.88
Fourth Quarter	1.02	0.43

2007
First Quarter	$2.10	$1.65
Second Quarter	2.35	1.40
Third Quarter	2.48	1.80
Fourth Quarter	2.35	1.60

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings.  In addition, the Company produces utility vaults; farm products such as cattleguards, and water and food troughs; and custom order precast concrete products with various architectural surfaces.

Overview

The Company experienced a change in the sales mix of its project-type sales between Slenderwall and soundwall contracts, while the sale of highway barriers remained constant from 2007 to 2008.  Royalty sales and shipping and installation revenue also declined during the year.

Results of Operations

Year ended December 31, 2008 compared to the year ended December 31, 2007

              Overall, the Company’s performance decreased significantly in 2008 with net income of $420,993 as compared to net income of $1,252,360 for 2007, or a decrease of $831,367.  Approximately $418,000 (net of applicable federal and state income taxes), or 50% of the decrease in net income was attributable to the settlement of a lawsuit with JPI Construction Services, GP LLC (“JPIC”).  The settlement required the Company to forgive outstanding retainage receivables from JPIC of approximately $199,000, make a $426,000 cash payment to JPIC and to pay attorney’s fees in the amount of $160,000.

For the year ended December 31, 2008, the Company had total revenue of $29,855,779 compared to total revenue of $31,520,637 for the year ended December 31, 2007, a decrease of $1,644,858, or 5%.  Sales include revenues from product sales, royalty income, barrier rental income, installation and shipping income.  Total product sales were $23,795,851 for the year ended December 31, 2008, compared to $24,078,395 for the same period in 2007, a decrease of $282,544 or 1%.  There were no sales of Slenderwall™ in 2008 compared to sales of $1,856,153 in 2007.  Soundwall sales increased by $3,909,531, or 46%, in 2008 from $4,576,667 in 2007.  Easi-Set building sales decreased by $217,637, or 9%, in 2008 as compared to 2007.  Utility product sales decreased $1,800,308 or 67%, in 2008 as compared to 2007.  Barrier sales increased $271,432, or 5% in 2008 from $5,475,100 in 2007.  During 2008, because of the slowdown in the commercial construction industry, Slenderwall™ and other architectural products decreased in sales, however, highway construction in the areas served by the Company remained strong.  Management expects architectural and barrier and utility product sales to moderate during 2009, while soundwall sales should remain stable.  The outlook for the construction activity in the Company’s primary service areas is expected to weaken in 2009; however, the Company continues to maintain a significant sales backlog for 2009.

Barrier rental revenue increased to $517,037 for the year ended December 31, 2008 from $488,753 for the year ended December 31, 2007, an increase of $28,284, or 6%.  The increase was mostly due to increased highway construction activity in the early part of 2008.  Shipping and installation revenue was $4,063,202 for the year ended December 31, 2008 and $5,198,166 for the same period in 2007, a decrease of $1,134,964, or 22%.  The decrease is due primarily to timing and mix of the Company’s products from year to year.  Normal shipping and installation activity is highly cyclical in nature and fluctuates based on our customers’ schedules.  Royalty revenue totaled $1,479,689 for the year ended December 31, 2008, compared to $1,755,323 for the same period in 2007.  The decrease of $275,634, or 16%, was due primarily to lower barrier royalty income.  The Company signed four new licensees during 2008.

Highway construction activity remained strong, while building construction activity moderated in 2008 in the Company’s primary markets, which was in line with the general economic condition in the area.  The Company’s unfilled order backlog for products increased during 2008.  This was due primarily to the increased demand for highway barriers and soundwall.  The Company’s bid activity remained high through the end of 2008.  The Company’s management expects to aggressively pursue opportunities to continue to increase the backlog during 2009, although no assurances can be given.

Total cost of goods sold for the year ended December 31, 2008 was $23,177,596, a decrease of $566,310, or 2%, from $23,743,906 for the year ended December 31, 2007.  Total cost of goods sold, as a percentage of total revenue, increased to 78% for the year ended December 31, 2008 from 75% for the year ended December 31, 2007.  The increase in cost of goods sold as a percentage of total revenue was primarily attributable to the increased cost of steel products, higher fuel costs and higher fuel cost as a cost of purchased raw materials.  In addition, approximately $426,000 of the costs associated with the settlement of the JPIC lawsuit are included in cost of goods sold for the year ended December 31, 2008.

For the year ended December 31, 2008, the Company's general and administrative expenses increased by $39,221, or 1%, to $3,324,845 from $3,285,593 during the same period in 2007.  The increase in general and administrative expenses primarily resulted from increased bad debt expense of $165,649 offset by savings in certain other administrative expenses for the same period in 2007.  General and administrative expense as a percentage of total revenue was 11% for the year ended December 31, 2008 and 10% for the same period in 2007.

Selling expenses for the year ended December 31, 2008 increased $450,082, or 23%, to $2,392,766 from $1,942,684 for the year ended December 31, 2007.  The increase was primarily due to management’s decision to increase the number of sales persons on staff during the year, in part, to seek to regain market share in the more profitable Slenderwall™ architectural product line.

The Company had an operating profit for the year ended December 31, 2008 of $960,572 compared to operating profit of $2,548,453 for the year ended December 31, 2007, a decrease of $1,587,881.  The decreased operating income was primarily the result of decreased sales in the amount of $1,664,858 or 5% from the same period ending December 31, 2007, and increased cost of sales due to raw material price increases in the first half of the year.

Interest expense was $343,107 for the year ended December 31, 2008 compared to $430,048 for the year ended December 31, 2007.  The decrease of $86,941, or 20%, was due primarily to the decrease in interest rates.

The Company had an income tax expense of $268,000 for the year ended December 31, 2008 compared to $876,000 for the year ended December 31, 2007.

The Company had net income of $420,993 for the year ended December 31, 2008, compared to a net income of $1,252,360 for the same period in 2007.  Basic and diluted net income per share for 2008 was $.09, compared to basic and diluted net income per share of $.27 and $.26, respectively, for the year ended December 31, 2007 with 4,670,882 basic and 4,738,001 diluted weighted average shares outstanding in the 2008 period and 4,646,733 basic and 4,793,715 diluted weighted average shares outstanding in the 2007 period.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements in 2008 primarily with proceeds provided by operating activities and proceeds from long-term borrowings.

The Company has a note payable with Greater Atlantic Bank (the “Bank”), headquartered in Reston, Virginia with a balance of $3,003,810 as of December 31, 2008.  The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by equipment and real estate.  The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $600,000 for annual capital expenditures.  At December 31, 2008, the Company was in compliance with all covenants required pursuant to the loan agreement as amended.

The Company has a second note payable with Greater Atlantic Bank with a current balance of $177,496.  The note bears interest at the 5-year Treasury rate plus 3.25%, and matures on October 15, 2010, and is collateralized by a second priority lien on all accounts receivable, inventory and certain other assets of the Borrower.

The Company also has a $1,500,000 line of credit with Greater Atlantic Bank of which there was $500,000 outstanding balance at December 31, 2008.  The line matures June 15, 2009, and bears interest at the prime rate, as published by the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.  The Company expects to renew this line of credit prior to maturity.

At December 31, 2008, the Company had cash totaling $1,363,284 compared to cash totaling $282,440 at December 31, 2007.  During 2008, the Company’s operating activities provided $1,662,324 due mainly to the profit in operations and royalty revenues as well as increases in certain current liabilities accounts during 2008.  In 2008, investing activities absorbed $576,862 primarily for the purchase of equipment.  In 2008, financing activities absorbed $4,618 in cash, which resulted mainly from proceeds from new notes used to purchase new equipment and the refurbishment of the main production facility and an increase in borrowings on the Company’s line of credit, offset by payments made on borrowings.

Capital spending, including financed additions, decreased from $1,097,821 in 2007, to $825,762 in 2008, for vehicles, other equipment and rental barriers, plus various improvements in the plant and the existing infrastructure.  In 2009, the Company intends to continue to make capital improvements including upgrades to its shipping equipment and batch plants as necessary.

As a result of the Company's debt burden, the Company is especially sensitive to changes in the prevailing interest rates.  Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $46,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced.  This payment schedule has resulted in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  However, with a vigorous collection effort, the Company has been able to lower the days sales outstanding from 78 days in 2007 to 76 days in 2008.  Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs would be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2008 was $2,424,224 and at December 31, 2007 was $2,794,306 or a decrease of $370,082.  While the Company was able to decrease its overall inventory, inventory turns decreased from 9.2 turns for the year ended December 31, 2007 to 8.8 turns for the year ended December, 2008.  The decrease in inventory turns was primarily due to lower production and sales levels for the period.

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

Inflation

Management believes that the Company's operations were significantly affected by inflation through the first half of 2008, particularly in the purchases of certain raw materials such as steel and fuel, which affected the cost of raw materials due to the weight of the Company’s raw materials used in the production of its precast products.  As the economy began to slow down, especially in the construction industry, in the second half of the 2008, raw material prices began to moderate.

Other Comments

As of March 26, 2009 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $9,000,000 as compared to approximately $15,700,000 at approximately the same time in 2008.  In addition, the Company also has received a letter of intent for a construction project in the amount $8,600,000 which is scheduled to begin in the summer of 2009.  The contract is in the final review phase and should be executed within the next 30 days.  The Company traditionally does not include projects in its sales backlog calculation until it has received a fully executed contract, accordingly, the Company has not included the letter of intent in its sales backlog.  The combined sales backlog and letter of intent total $17,600,000.  The majority of the projects relating to the sales backlog as of March 26, 2009 are scheduled to be shipped during 2009.

The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the orders in the sales backlog described above.  These orders typically have a quick turn around and represent purchases of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set building products.  Historically, this regularly occurring segment of our customer base is equal to approximately $6,750,000 annually.

However, the risk still exists that current economic conditions may not continue and future sales levels of specific products may be adversely affected.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry:

First, the Company has completed research and development and a patent application has been submitted to the US Patent Office for our new H2Out™, the world’s first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding.  A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold and hence reducing the risk of lawsuits from tenants and owners of buildings.  H2Out is currently ready for production and implementation and the Company has received many inquiries for this new innovative product.

Second, the Company has begun production and launched advertising and promotional efforts for its newest product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem.  This product is expected to provide a higher margin than many of the Company’s other products lines.  Beach Prisms™ are also available for production by all Easi-Set™ licensees.  At this time, the Company is in the process of securing the approval and support of the appropriate environmental agencies in neighboring states.

Although the Company is optimistic about the success of Beach Prisms ™and H2Out™, there can be no assurance of the commercial acceptance of these products.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” (SFAS 157). This statement establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels.  Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FASB Staff Position (FSP)FAS 157-2 was issued, which defers the effective date of SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities except those items recognized as disclosed at fair value on an annual or more frequent basis.  The adoption of this Statement has not, and is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively.  Earlier adoption is prohibited.  Management does not expect the adoption of this statement will have a material effect on the Company’s results of operations or financial position, but it is dependent on future acquisition activities, if any.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires the company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value.  SFAS160 applies to fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  Management does not expect the adoption of this Statement will have a material effect on the Company’s results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements, which appear at the back portion of the report, are filed as part of this report:

Page

Report of Independent Registered Public Accountants	F-3

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4-5

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008 and 2007	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-8-9

Summary of Significant Accounting Policies	F-10-13

Notes to Consolidated Financial Statements	F-14-20

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures.

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

In early 2008, our management conducted an initial phase evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This initial phase consisted of a top-down approach to risk assessment as provided for by SEC guidance.

The Company employed a new CFO on August 13, 2008.  After an initial familiarization period, the testing phase of the internal control system began in the fourth quarter of 2008.  Based on the results of our testing, management has concluded that the operating effectiveness of our internal controls over financial reporting as of December 31, 2008, were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and chief financial officer were able to conclude, that our disclosure controls and procedures as of the end of the period covered by this report, were effective.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, as more fully described above in this section, the Company was able to complete the required testing with the assistance of an independent contractor.  While the testing phase resulted in the identification of certain significant deficiencies, overall the deficiencies did not rise to the level of a material weakness in our internal control over financial reporting.  The deficiencies related to our internal control over information technology systems and accounting for the Company’s income tax provision.  During the testing phase, and subsequent to December 31, 2008, the Company’s senior management added controls and strengthened existing controls to better meet the requirements as defined by COSO.  Accordingly, the Company was able to determine that its internal controls over financial reporting as of December 31, 2008, were effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Certain information with respect to our Directors and executive officers is set forth below.

Rodney I. Smith	70	1970	Chief Executive Officer, President and
			Chairman of the Board of Directors

Ashley B. Smith	46	1994	Vice President
			Director

Wesley A. Taylor	61	1994	Vice President of Administration,
			Secretary and Director

Andrew G. Kavounis	83	1995	Director

William A. Kenter	62	2008	Chief Financial Officer

Steve Ott	42	2005	Vice President of Engineering
			Smith-Midland - Virginia
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

Ashley B. Smith.  Vice President and Director . Ashley B. Smith has served as Vice President of the Company since 1990 and as a Director since 1994.  Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College.  Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith.

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

William A. Kenter.  Chief Financial Officer.  Prior to joining the Company, Mr. Kenter was Controller for the Mount Vernon Printing division of Consolidated Graphics, Inc., a commercial printing company, from September 2007 to September 2008.  Mr. Kenter served as President and CEO of PenGraphix Printing Solutions, a commercial printing company, from January 2000 to August 2007.

Steve Ott.  Vice President of Engineering, Smith Midland Corp.(Virginia).  Mr. Ott joined the Company in October 2005. Prior to joining the Company, Mr. Ott served as Engineering Manager for the Shockey Precast Group in Fredericksburg, Virginia from June 2001 to October 2005. Mr. Ott worked at Shockey Precast Group’s Winchester plant from 1998 to 2001. From 1991 through 1997 Mr. Ott worked in Belgium for a consulting structural engineering firm and for a precast concrete manufacturer. From 1988 to 1991 Mr. Ott worked at Brandow and Johnston Structural Engineers in Los Angeles California. Mr. Ott holds a Bachelor of Science degree in Structural Engineering from the University of California at San Diego and a Masters of Business Administration from the University of Mary Washington

Section 16(a).	Beneficial Ownership Reporting Compliance

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2008, except as follows:  William A. Kenter filed late his Form 3, which form disclosed that Mr. Kenter did not own any securities of the Company.

Code of Ethics

The Company adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions.  The Board of Directors approved the code of ethics at their meeting on December 17, 2003.  A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003, and a copy may be obtained by requesting one in writing from Secretary, Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, VA 22728.

Audit Committee

The Company does not have an Audit Committee of the Board of Directors; the entire Board of Directors serves the functions of the Audit Committee.  No member of the Board of Directors qualifies as an “audit committee financial expert”.  As a small company, the Company has not had the resources to recruit a person that so qualifies.

Item 11.	Executive Compensation.

The following table sets forth the compensation paid by the Company for services rendered for the 2008 and 2007 to the principal executive officer and the Company’s most highly compensated executive officers (the “named executive officers”) whose cash compensation exceeded $100,000 during 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compen-sation Plan($)	Non-qualified Deferred Compen-sation Earning ($)	All Other Compen-sation ($)(3)	Total ($)
Rodney I. Smith (3)	2008	120,154	8,420	—	32,000	—	—	102,137	262,711
President, Chief	2007	99,000	—	—	29,000	—	—	104,400	232,400
Executive Officer
and Chairman of the
Board.

Ashley B. Smith	2008	125,955	4,723	—	11,840	—	—	1,261	143,779
VP of Sales and	2007	117,389	—	—	10,150	—	—	4,923	132,462
Marketing and Director

Wesley A. Taylor	2008	120,224	4,308	—	5,600	—	—	1,000	131,132
VP of Administration,	2007	95,200	—	—	10,150	—	—	4,970	110,320
Secretary, Treasurer,
and Director

(1)  Represents salaries and commissions paid, (unless accrued in prior year) or accrued in 2008 and 2007 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid, (unless accrued in prior year) and accrued in 2008 for annual performance-based bonuses related to operations in 2008.  No annual performance-based bonuses were approved by the Board of Directors for payment in 2007.

(3)  Mr. Smith was paid $99,000 in 2008 and 2007, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	20,000	—	0.5625	12/28/2009
	20,000	—	0.80	4/22/2011
	80,000	—	0.81	5/3/2011
	20,000	—	1.39	12/25/2011
	20,000	—	0.83	12/16/2013
	20,000	—	2.52	9/29/2015
	13,333	6,667	2.25	5/21/2016
	6,667	13,333	2.15	5/21/2017
	—	40,000	1.21	6/29/2018
	200,000	60,000

TOTAL

Ashley B. Smith	7,000	—	0.5625	12/28/2009
	10,000	—	0.80	4/22/2011
	10,000	—	1.39	12/25/2011
	10,000	—	0.83	12/16/2013
	10,000	—	2.52	9/29/2015
	4,667	2,333	2.25	5/21/2016
	2,333	4,667	2.15	5/21/2017
	—	14,800	1.21	6/29/2018
TOTAL	54,000	21,800

Wesley A. Taylor	6,667	—	0.83	12/16/2013
	10,000	—	2.52	9/29/2015
	4,667	2,333	2.25	5/21/2016
	2,333	4,667	2.15	5/21/2017
	—	7,000	1.21	6/29/2018
TOTAL	23,667	14,000

TOTAL	277,667	95,800

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.

Compensation of Directors

All non-employee Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. All employee Directors receive $500 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation	Non-Qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total ($)
Rodney I. Smith	1,000	—	32,000	—	—	—	33,000
Andrew G. Kavounis (2)	2,000	—	—	—	—	—	2,000
Ashley B. Smith	1,000	—	11,840	—	—	—	12,840
Wesley A. Taylor	1,000	—	5,600	—	—	—	6,600

(1)	Option awards for Messrs. R. Smith, A. Smith and Taylor disclosed in the “Summary Compensation Table” disclosed above.

(2)	3,000 options were outstanding as of December 31, 2008, of which 3,000 were exercisable as of December 31, 2008.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered into a four-year Employment Agreement with Rodney I. Smith, its current President and Chief Executive Officer, effective as of September 30, 2002.  The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein.  The agreement provides for an annual base salary of $99,000 (“Base Salary”), which will be reviewed at least annually and adjusted from time to time at the determination of the Board of Directors.  It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement).  Payment of the royalty continues only for as long as the Company is using the inventions underlying the non-expired Patents.  Mr. Smith is also entitled to performance-based bonus as determined by the Board each calendar year.

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

The employment agreement also contains Non-competition and Non-solicitation covenants for one year following Mr. Smith’s termination of employment for any reason.

On December 31, 2008, the board of directors approved an amendment to the Employment Agreement to include changes required to be in compliance with Section 409A, nonqualified deferred compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2008, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Adress of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class

Rodney I. Smith (1)(3)(4)(5)	733,398	15.2%

Ashley B. Smith (1)(3)(4)(6)	143,617	3.1%

Wesley A. Taylor (1)(7)	38,750	*

Andrew G. Kavounis (1)(8)	4,000	*

AL Frank Asset Management, Inc. (9)	630,547	13.6%

All directors and executive officers
as a group (5 persons)(2)(10)	919,765	18.8%

* Less than 1%

(1)	The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, and Kavounis is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(6)	Includes options to purchase 54,000 shares.

(7)	Includes options to purchase 13,667 shares.

(8)	Includes options to purchase 4,000 shares.

(9)	Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651

(10)	Includes options to purchase 271,667 shares for all directors, executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	542,157	1.52	432,999
Equity compensation plans not approved by security holders	—	—	—
Total	542,157	1.52	432,999

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. There were no audit related fees paid in either of the two most recent fiscal years.

Tax Fees. Tax fees are for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice, and tax planning. These fees related to services for preparation of taxes for 2007 and the estimated tax payments for both years.

All Other Fees. There were no other fees paid to BDO Seidman, LLP for the two most recent fiscal years.

The Company does not have an Audit Committee. The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures. Instead, the Board will pre-approve the provision by BDO Seidman, LLP of all audit or non-audit services.

	2008	2007
Audit Fees	$171,489	$141,578
Tax Fees	23,696	25,840
Total Fees	$195,185	$167,418

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)           The following financial statements of the Company are included in Item 8:

(2)	The following exhibits are filed herewith:

Exhibit
Number                    Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.5	First National Bank of New England Loan Note, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.6	First National Bank of New England Commercial Loan Agreement dated December 20, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.7
First National Bank of New England Commercial Term Promissory Note dated December 20, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.8	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.9	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith.

10.10	2004 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.11	UPS Capital Business Credit Loan Note dated December 16, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.12
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

10.13
Promissory Note, dated June 15, 2006, in the amount of $365,000 issued by the Borrower to the Lender (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006).

10.14
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

10.23
Commercial Loan Agreement, dated August 7, 2007, by and between the Borrower and the Lender contemplating a multiple advance loan up to the aggregate amount of $700,000 and addendum thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.24	Commercial Debt Modification Agreement, dated August 7, 2007, by and between the Borrower and the Lender to extend the maturity date of the Working Capital Line of Credit to June 15, 2008,

(incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.25
Commercial Security Agreement dated August 7, 2007 by and between the Borrower and the Lender securing any promissory note(s) the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between Borrower and Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000, (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.26
Form of Guaranty, dated August 7, 2007 given by the Company and each of its subsidiaries (except the Borrower) with respect to any promissory note(s) that the Borrower may issue to evidence any advance(s) under the Commercial Loan Agreement by and between the Borrower and the Lender contemplating a multiple advance draw loan up to the aggregate amount of $700,000 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

10.27	2008 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-155920) filed on December 4, 2008).

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Ac of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date:  March 31, 2009
By:  /s/ Rodney I. Smith

Rodney I. Smith, President
(principal executive officer)

Date:  March 31, 2009
By:  /s/ William A. Kenter

William A. Kenter
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 31, 2009
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 31, 2009
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 31, 2009
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	March 31, 2009
Andrew G. Kavounis

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Smith-Midland Corporation
and Subsidiaries

Contents

Report of Independent Registered Public Accountants	F-3

Consolidated Financial Statements

Balance Sheets	F-4-5

Statements of Operations	F-6

Statements of Stockholders' Equity	F-7

Statements of Cash Flows	F-8-9

Summary of Significant Accounting Policies	F-10-13

Notes to Consolidated Financial Statements	F-14-20

Report of Independent Registered Public Accountants

Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia

March 31, 2009

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
ASSETS (Note 2)	2008	2007
Current assets
Cash and cash equivalents	$1,363,284	$282,440
Accounts receivable
Trade - billed, (less allowance for doubtful
accounts of $396,665 and $243,318)	5,831,182	5,900,684
Trade - unbilled	660,165	316,059
Inventories
Raw materials	851,394	825,328
Finished goods	1,572,830	1,968,978
Prepaid expenses and other assets	155,772	152,289
Prepaid income taxes (Note 4)	258,150	322,835
Deferred taxes (Note 4)	471,000	367,000

Total current assets	11,163,777	10,135,613

Property and equipment, net (Note 1)	4,223,555	4,102,181

Total other assets	163,735	200,090

Total assets	$15,551,067	$14,437,884

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2007
Current liabilities
Accounts payable - trade	$2,142,478	$1,776,594
Accrued income taxes payable	—	656,370
Accrued expenses and other liabilities	1,074,889	587,399
Current maturities of notes payable (Note 2)	1,022,476	605,376
Customer deposits	858,437	643,509

Total current liabilities	5,098,280	4,269,248

Notes payable - less current maturities (Note 2)	3,569,321	3,991,036
Deferred tax liability (Note 4)	317,000	175,000

Total liabilities	8,984,601	8,435,284

Commitments and contingencies (Note 5)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000
shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000
shares; 4,670,882 issued and outstanding	46,709	46,709
Additional paid-in capital	4,701,820	4,558,947
Retained earnings	1,920,237	1,499,244

	6,668,766	6,104,900
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	6,566,466	6,002,600

Total liabilities and stockholders' equity	$15,551,067	$14,437,884

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Operations

	December 31,
	2008	2007
Revenue
Products sales and leasing	$24,312,888	$24,567,148
Shipping and installation revenue	4,063,202	5,198,166
Royalties	1,479,689	1,755,323

Total revenue	29,855,779	31,520,637

Cost of goods sold	23,177,596	23,743,906

Gross profit	6,678,183	7,776,731

Operating expenses
General and administrative expenses	3,324,845	3,285,593
Selling expenses	2,392,766	1,942,685

Total operating expenses	5,717,611	5,228,278

Operating income	960,572	2,548,453

Other income (expense)
Interest expense	(343,107)	(430,048)
Interest income	28,040	22,858
Gain (loss) on sale of assets	44,581	(13,892)
Other, net	(1,093)	989

Total other income (expense)	(271,579)	(420,093)

Income before income tax expense	688,993	2,128,360

Income tax expense (Note 4)	268,000	876,000

Net income	$420,993	$1,252,360

Basic earnings (loss) per share (Note 8)	0.27	(0.18)
Diluted earnings (loss) per share (Note 8)	0.26	(0.18)

See accompanying summary of accounting policies
and notes to consolidated financial statements

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2006	$46,346	$4,415,363	$246,884	$(102,300)	$4,606,293

Stock options exercised	363	37,691	—		38,054

Stock option compensation	—	105,893	—		105,893

Net Income	—	—	1,252,360		1,252,360

Balance, December 31, 2007	46,709	4,558,947	1,499,244	(102,300)	6,002,600

Stock option compensation	—	142,873	—	—	142,873

Net income	—	—	420,993	—	420,993

Balance, December 31, 2008	$46,709	$4,701,820	$1,920,237	$(102,300)	$6,566,466

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2008	2007
Reconciliation of net income to net cash
provided by operating activities

Net income	$420,993	$1,252,360
Adjustments to reconcile net
income to net cash provided by operating
activities
Depreciation and amortization	642,805	735,218
Deferred taxes	38,000	62,000
Stock option compensation expense	142,873	105,893
Gain (loss) on sale of fixed assets	(44,581)	13,892
(Increase) decrease in
Accounts receivable - billed	69,502	(483,209)
Accounts receivable - unbilled	(344,106)	509,465
Inventories	199,382	323,166
Prepaid expenses and other assets	60,839	(42,066)
Prepaid income taxes	64,685	(69,897)
Increase (decrease) in
Accounts payable - trade	365,884	(957,380)
Accrued expenses and other liabilities	487,490	(1,296,987)
Accrued income taxes	(656,370)	656,370
Customer deposits	214,928	29,382

Net cash provided by operating activities	$1,662,324	$838,207

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2008	2007
Cash Flows From Investing Activities
Purchases of property and equipment	$(654,740)	$(579,571)
Proceeds from sale of fixed assets	77,878	19,961

Net cash absorbed by investing activities	(576,862)	(559,610)

Cash Flows From Financing Activities
Proceeds from borrowings on Line of Credit, net	500,000	(50,000)
Proceeds from long-term borrowings	171,022	46,126
Repayments of long-term borrowings	(675,640)	(513,027)
Proceeds from options exercised	—	38,054

Net cash absorbed by financing activities	(4,618)	(478,847)

Net increase (decrease) in cash and cash equivalents	1,080,844	(200,250)

Cash and cash equivalents, beginning of year	282,440	482,690

Cash and cash equivalents, end of year	$1,363,284	$282,440

Supplemental schedule of non-cash investing activities
Noncash investing and financing – capital lease additions	—	518,250
Cash Payments for interest	343,107	430,048
Cash Payments for income taxes	1,144,424	211,733

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries.  The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, Midland Advertising and Design, Inc., doing business as Ad Ventures, a Virginia corporation.  All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications	Certain immaterial reclassifications have been made between prior year amounts for cost of goods sold and general and administrative expenses to conform to current year presentation.

Cash and Cash Equivalents	The Company considers all unrestricted cash and money market accounts purchased with an original maturity of three months or less as cash and cash equivalents.

Inventories	Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market.

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

Stock Options
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment, ” using the modified prospective method. SFAS 123R requires stock based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option award is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility, and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. The fair value of restricted stock unit grants is based on the closing share price for our common stock as quoted on the OTC Bulletin Board Market on the date of grant. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation.  The Company granted 127,825 and 92,500 stock options during the years ended December 31, 2008 and 2007, respectively.  The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 72% and a risk-free interest rate of 3.34 for 2008 and expected volatility of 73% and a risk-free interest rate of 4.42% for 2007, with expected lives of six years for both 2008 and 2007.  The weighted average per share fair value of options granted during the years ended December 31, 2008 and 2007 were $.80 and $1.45, respectively. Substantially all options become vested and exercisable ratably over a three-year period.

Revenue Recognition
The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation of the Company’s standard products is typically performed by the customer; however, in some circumstances, the Company will install certain products which are accomplished at the time of delivery.  The installation activities are usually completed the day of delivery or the following day.  In utility building sales, the majority of the buildings are erected on the Company’s site and delivered completely installed.

Leasing fees are paid at the beginning of the lease agreement and recorded to a deferred revenue account.  As the revenue is earned each month during the contract, the amount earned is recorded as lease income and an equivalent amount is debited to deferred revenue.

Royalties are recognized as revenue as they are earned.  The Company licenses certain other precast companies to produce its licensed products to our engineering specifications under licensing agreements.  The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis.  The revenue from licensing agreements are recognized in the month earned.

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

Shipping revenues are recognized in the period the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only.  Warranty claims are reviewed and resolved on a case by case method.  Although the Company does incur costs for these types of expense, historically the amount of expense is immaterial.

Shipping and Handling	Amounts billed to customers are recorded in sales and the costs associated with the shipping and handling are recorded as cost of goods sold.

Sales and Use Taxes	Use taxes on construction materials are reported gross in general and administrative expense.

Risks and Uncertainties
The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2008 is adequate. However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Fair Value of Financial Instruments
The carrying value for each of the Company’s financial instruments (consisting of cash, accounts receivable and accounts payable and short-term line of credit) approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of the similar maturities.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs	The Company expenses all advertising costs as incurred. Advertising expense was approximately $333,000 and $314,000 in 2008 and 2007, respectively.

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

Long-Lived Assets
The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2008.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” (SFAS 157). This statement establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels.  Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   In February 2008, FASB Staff Position (FSP)FAS 157-2 was issued, which defers the effective date of  SFAS 157 until January 1, 2009 for nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  The adoption of this Statement has not, and is not expected to have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires the company  to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value.  SFAS160 applies to fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  Management has not determined the effect, if any, the adoption of this Statement will have on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 141 (R), “Business Combinations”, to create greater consistency in the accounting and financial reporting of business combinations.  SFAS 141 (R) requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141 (R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination.  SFAS 141 (R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively.  Earlier adoption is prohibited.  Management does not expect the adoption of this statement will have a material effect on the Company’s results of operations or financial position, but it is dependent on future acquisition activities, if any.

In March, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•  Disclosure of information about credit-risk-related contingent features; and
•  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2008	2007

Land and land improvements	$514,601	$514,601
Buildings	2,826,380	2,739,460
Machinery and equipment	7,694,488	7,189,672
Rental equipment	764,710	711,368

	11,800,179	11,155,101
Less: accumulated depreciation	7,576,624	7,052,920

	$4,223,555	$4,102,181

Depreciation expense was approximately $643,000 and $707,000 for the years ended December 31, 2008 and 2007, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable

Notes payable consist of the following:

	December 31,
	2008	2007

Note payable to Greater Atlantic Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (3.75% at December 31, 2008); collateralized by principally all assets of the Company.	$3,003,810	$3,168,126

Note payable to Greater Atlantic Bank, maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 5-year treasury plus 3.25% (4.8% at December 31, 2008); collateralized by a second priority lien on Company assets.	177,496	253,317

The Company also has a $1,500,000 line of credit with Greater Atlantic Bank. The line matures June 15, 2009 and bears interest at the prime rate (3.25% at December 31, 2008); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	500,000	200,000

Capital Lease obligations, for machinery and equipment maturing through 2013, with interest at 7% through 10%.	449,637	505,354

Installment notes and capitalized leases, collateralized by certain machinery and equipment maturing at various dates, primarily through 2013, with interest at 7.25% through 11.07%.	460,854	469,615

	4,591,797	4,596,412
Less current maturities	1,022,476	605,376

	$3,569,321	$3,991,036

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable (continued)

The Company’s note loan, with a balance of $3,003,810 at December 31, 2008, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA).  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and limits on annual capital expenditures.  At December 31, 2008, the Company was in compliance with all covenants pursuant the loan agreement as amended.

The aggregate amounts of notes payable including capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2009	$1,022,476
2010	583,776
2011	438,855
2012	385,350
2013	313,781
Thereafter	1,847,559
$4,591,797

The aggregate amounts of capitalized lease payments in each of the next five years are as follows:

Year ending December 31,

2009	$141,714
2010	137,022
2011	137,021
2012	91,090
2013	3,561
Total payments	510,408
Less amounts representing interest (at approximately 7%)	60,771

$449,637

Fixed assets under capital leases at December 31, 2008 and 2007 were approximately $507,000 and $510,000, net of accumulated depreciation of approximately $76,000 and $18,000, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

3.	Related Party Transactions

The Company currently leases some of its Midland, Virginia property from its President, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for an annual rent of $24,000.

4.	Income Taxes

Income tax expense (benefit) is comprised of the following:

	December 31,
	2008	2007
Federal:
Current	$168,000	$815,000
Deferred	31,000	(51,000)
	199,000	764,000
State:
Current	62,000	123,000
Deferred	7,000	(11,000)
	69,000	112,000
	$268,000	$876,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

	December 31,
	2008		2007
Income taxes at statutory rate	$234,000	34%	$724,000	34%
Increase (decrease) in taxes resulting from:

State income taxes,
net of federal benefit	34,000	5%	77,000	4%
Other	—	—	75,000	3%

	$268,000	39%	$876,000	41%

Prepaid income taxes at December 31, 2008 relate to amounts due from federal and state tax authorities for overpayment of 2008 estimated taxes.  Overpayments at December 31, 2008 will be used to offset estimated taxes due in 2009.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

4.	Income Taxes (continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Net operating loss and AMT carrybacks	$63,000	$66,000
Depreciation	(317,000)	(241,000)
Provision for doubtful accounts	155,000	95,000
Vacation accrued	77,000	84,000
Deferred income	108,000	120,000
Other	68,000	68,000

Net deferred tax asset	154,000	192,000

Current portion, net	471,000	367,000
Long-term portion, net	(317,000)	(175,000)

	$154,000	$192,000

5.	Employee Benefit Plans

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2008 and 2007 were approximately $65,000 and $51,000, respectively.

6.	Stock Options

On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.  The Company granted 127,825 stock options during the year ended December 31, 2008.  On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  There were no grants of options under the 2008 Plan during the year ended December 31, 2008.

Options generally vest over a three year period.  The Company recorded stock option expense of $142,873 and $105,893 included in general and administrative expense for the years ended December 31, 2008 and 2007 respectively.  The Company estimates approximately $158,000 of remaining expense to be recognized over the next three years for options outstanding at December 31, 2008.

There were no options exercised in the year ending December 31, 2008.  The intrinsic value for exercisable options exercised for the year ended December 31, 2007 was approximately $41,000.  The intrinsic value for outstanding and exercisable options at December 31, 2008 is approximately $500.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2008:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2006	1.49	511,424	354,149
Granted	2.15	92,500	—
Forfeited	2.25	(25,500)	(10,500)
Exercised	1.05	(36,267)	(36,267)
Vested	2.40	—	65,231

Balance, December 31, 2007	1.26	542,157	372,613
Granted	1.21	127,825	—
Forfeited	1.00	(27,825)	(27,825)
Exercised	—	—	—
Vested	2.30	—	88,211

Balance, December 31, 2008	1.52	642,157	432,999

7.	Commitments and Contingencies

The Company is party to legal proceedings and disputes which arise in the ordinary course of business.  In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

8.           Subsequent Events

A settlement agreement (as reported on Form 8-K dated February 19, 2009) between JPI Construction Services, GP LLC (“JPIC”) and the Company for breaches of a subcontract between the parties was executed on February 9, 2009.  The Company has steadfastly maintained its position in the matter, however, because of senior managements’ time required to prepare for trial, the projected legal fees attributable to the trial and the prolonged period required for the process, the Company decided it was not in its best interest to continue forward with a trial.  The significant terms of the agreement are as follows:

1.	The Company was required to forgive outstanding retainage receivables from JPIC of approximately $199,000, of which the Company had previously reserved for in the amount of $100,000.

2.	The Company was required to make a $426,000 cash payment to JPIC, which has been made.

3.	Both parties agreed to release each other from any and all other claims arising out of this dispute.

In addition, each party is required to pay their own attorney’s fees, which for the Company, was approximately $160,000.

All amounts described above were accrued and charged to expense as of, and for the year ended December 31, 2008.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

9.	Earnings Per Share

Earnings per share is calculated as follows:

	December 31,
	2008	2007
Basic earnings per share

Income available to common shareholder	$420,993	$1,252,360

Weighted average shares outstanding	4,670,882	4,646,733

Basic earnings per share	$0.09	$0.27

Diluted earnings per share

Income available to common shareholder	$420,993	$1,252,360

Weighted average shares outstanding	4,670,882	4,646,733
Dilutive effect of stock options	67,119	146,982

Total weighted average shares outstanding	4,738,001	4,793,715

Diluted earnings per share	$0.09	$0.26

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 440,491 and 264,166 for the years ended December 31, 2008 and 2007.