Form 10-Q
period 2009-03-31
SMITH MIDLAND CORP
filed 2009-05-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-13752

Smith-Midland Corporation
(Exact name of Registrant as specified in its charter)

Delaware	54-1727060
(State or other jurisdiction of	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5119 Catlett Road, P.O. Box 300
Midland, VA 22728
(Address, zip code of principal executive offices)

(540) 439-3266
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐

Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of April 30, 2009: 4,629,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited), March 31, 2009 and December 31, 2008	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2009 and March 31, 2008	5

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and March 31, 2008	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4T.	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6	Exhibits	14

		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32

		Signatures	15

PART I — FINANCIAL INFORMATION

ITEM 1.        Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$1,473,107	$1,363,284
Accounts receivable
Trade- billed (less allowance for doubtful accounts of $247,672, and $396,665, respectively)	6,840,268	5,831,182
Trade - unbilled	830,603	660,165
Inventories
Raw materials	990,185	851,394
Finished goods	1,499,522	1,572,830
Prepaid expenses and other assets	131,911	155,772
Prepaid income taxes	-	258,150
Deferred tax asset	397,000	471,000

Total current assets	12,162,596	11,163,777

Property and equipment, net	4,186,627	4,223,555
Other assets	154,183	163,735

Total assets	$16,503,406	$15,551,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable - trade	$2,340,196	$2,142,478
Accrued income taxes payable	263,440	-
Accrued expenses and other liabilities	619,569	1,074,889
Current maturities of notes payable	1,284,510	1,022,476
Customer deposits	725,703	858,437

Total current liabilities	5,233,418	5,098,280

Notes payable – less current maturities	3,429,846	3,569,321
Deferred taxes	309,000	317,000

Total liabilities	8,972,264	8,984,601

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $.01 per share; authorized 8,000,000 shares; issued and outstanding 4,670,882	46,709	46,709
Additional paid-in capital	4,726,335	4,701,820
Retained earnings	2,860,398	1,920,237
Treasury Stock, at cost, 40,920 shares	(102,300)	(102,300)

Total shareholders’ equity	7,531,142	6,566,466

Total liabilities and shareholders’ equity	$16,503,406	$15,551,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue
Product sales and leasing	$7,347,492	$5,934,412
Shipping and installation revenue	1,344,196	684,500
Royalties	442,252	273,729

Total revenue	9,133,940	6,892,641

Cost of goods sold	6,311,204	5,317,862

Gross profit	2,822,736	1,574,779

Operating expenses
General and administrative expenses	681,385	729,169
Selling expenses	568,787	645,972

Total operating expenses	1,250,172	1,375,141

Operating income	1,572,564	199,638

Other income (expense):
Interest expense	(61,705)	(99,380)
Interest income	485	2,391
Gain (loss) on sale of fixed assets	19,823	2,015
Other, net	(139)	(177)
Total other income (expense)	(41,536)	(95,151)

Income before income tax expense	1,531,028	104,487

Income tax expense	591,000	53,000

Net income	$940,028	$51,487

Net income per common share:
Basic	$0.20	$0.01
Diluted	$0.20	$0.01

Weighted average number of common shares outstanding:
Basic	4,670,882	4,670,882
Diluted	4,692,135	4,767,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income	$940,028	$51,487
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	175,258	167,152
Stock option compensation expense	24,515	30,535
Gain on sale of fixed assets	(19,823)	(2,015)
Deferred taxes	66,000	12,000
(Increase) decrease in:
Accounts receivable - billed	(1,009,086)	189,142
Accounts receivable - unbilled	(170,438)	(304,341)
Inventories	(65,483)	45,218
Prepaid taxes and other assets	292,200	214,356
Increase (decrease) in:
Accounts payable - trade	197,718	(8,653)
Accrued expenses and other	(455,320)	2,592
Accrued income taxes payable	263,440	(502,271)
Customer deposits	(132,734)	18,124

Net cash provided (absorbed) by operating activities	106,275	(86,674)

Cash flows from investing activities:
Purchases of property and equipment	(155,272)	(166,371)
Proceeds from sale of fixed assets	36,260	5,800

Net cash absorbed by investing activities	(119,012)	(160,571)

Cash flows from financing activities:
Proceeds from line of credit, net	250,000	250,000
Proceeds from long-term borrowings	-	103,636
Repayments of long-term borrowings and capital leases	(127,440)	(111,843)

Net cash provided by financing activities	122,560	241,793

Net increase (decrease) in cash and cash equivalents	109,823	(5,452)

Cash and cash equivalents
Beginning of period	1,363,284	282,440

End of period	$1,473,107	$276,988

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The December 31, 2008 balance sheet was derived from audited financial statements included in the Form 10-K.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.The results disclosed in the condensed consolidated statements of income are not necessarily indicative of the results to be expected in any future periods.

Use of Estimates

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

Royalties are recognized as revenue as they are earned.  The Company licenses certain other precast companies to produce its licensed products to our engineering specifications under licensing agreements.  The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis.  The revenue from licensing agreements is recognized in the month earned.

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

Reclassifications

Certain immaterial reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the 2009 presentation.

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 450,744 and 443,645 from the three months ended March 31, 2009 and 2008, respectively.

	Three Months ended March 31,
	2009	2008
Basic earnings per share

Income available to common shareholder	$940,028	$51,487

Weighted average shares outstanding	4,670,882	4,670,882

Basic earnings per share	$0.20	$0.01

Diluted earnings per share

Income available to common shareholder	$940,028	$51,487

Weighted average shares outstanding	4,670,882	4,670,882
Dilutive effect of stock options	21,253	97,012

Diluted weighted average shares outstanding	4,692,135	4,767,894

Diluted earnings per share	$0.20	$0.01

NOTE 3. – NOTES PAYABLE

The Company has executed a Letter of Intent with Summit Bank to replace the $1,500,000 line of credit prior to maturity of its current line on June 15, 2009.  There can be no assurance that a definitive agreement will be entered into, however, if the Company does not execute the line of credit with Summit Bank, there are sufficient funds on hand to pay the outstanding amount of the line of credit, if needed.  If necessary, the Company believes it would be able to obtain financing from other lending sources.  Amounts at March 31, 2009 and December 31, 2008 are $750,000 and $500,000 and are classified as current.

NOTE 4. – STOCK OPTIONS

In accordance with SFAS 123R, stock option expense for the three months ended March 31, 2009 and 2008 was $24,515 and $30,535 respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.The Company did not issue any stock options for the three months ended March 31, 2009.

The following table summarized options outstanding at March 31, 2009:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding options at beginning of period	642,157	$1.52
Granted	-	-
Forfeited	(11,000)	1.38
Exercised	-	-

Outstanding options at end of period	631,157	$1.55

Outstanding exercisable at end of period	432,332	$1.52

The intrinsic value of outstanding and exercisable options at March 31, 2009 is approximately $34,000.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	our revenues and net income decreased in 2008 as compared to 2007, due in part to economic conditions,

•	our high level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the continuing economic downturn in the construction industry.

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change

•	the Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Overview

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™ , a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as, generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

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

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenue:  For the three months ended March 31, 2009, the Company had total revenue of $9,133,940 compared to total revenue of $6,892,641 for the three months ended March 31, 2008, an increase of $2,241,299 or 33%.  Total product sales and leasing were $7,347,492 for the three months ended March 31, 2009 compared to $5,934,412 for the three months ended March 31, 2008, an increase of $1,413,080 or 24%.  The increase was primarily due to the rental of highway barrier for the presidential inauguration in January 2009 in Washington, DC.  In the wall sales category, Soundwall sales decreased by $805,190 from the prior year while architectural wall sales increased by $1,143,027 so that combined wall sales increased by $337,837 or 11%.  There were no Slenderwall™ sales in the three months ended March 31, 2009 or March 31, 2008 due to different marketing efforts as in the past.  Sales of Easi-set® precast buildings increased by $657,283 or 106% to $1,275,704 for the three months ended March 31, 2009 over the same period in 2008.  Lower revenues from utility and farm products of $87,659 partially offset the increase in sales.  Highway barrier sales decreased by $862,711 due to the economic slowdown in state and federal spending on road projects.  Royalty revenue for the three months ended March 31, 2009 was $442,252 compared to $273,729 for the three months ended March 31, 2008, an increase of $168,523 or 62%.  Shipping and installation revenue increased by $659,696 or 96% for the three months ended March 31, 2009 over the same period in 2008.  The increase was primarily due to increased shipping activity related to the rental of highway barrier for the presidential inauguration during the month of January 2009 in Washington, DC.

Cost of Goods Sold:  Total cost of good sold for the three months ended March 31, 2009 was $6,311,204, an increase of $993,342 or 19%.  The increase was primarily to the increased revenue as described above.  In addition, during the first half of 2008, the Company realized significant increases in the cost of steel, cement and other direct materials used in production and delivery costs including fuel surcharges, however, in second half of 2008 and the first three months of 2009, the Company experienced moderation in the cost increases experienced in early 2008.  As a result of increased sales and moderating costs, the cost of goods sold as a percentage of total revenue not including royalties for the three months ended March 31, 2009 was 73% as compared to 80% for the same period in 2008.  The Company continues to make the reduction of manufacturing costs the highest priority in 2009 through the implementation of lean manufacturing practices.

General and Administrative Expenses:  For the three months ended March 31, 2009, the Company’s general and administrative expenses decreased $47,784 or 7% to $681,385 from $729,169 during the same period in 2008.  The decrease was primarily due to reduced professional fees associated with the temporary use of an outside firm to provide finance and accounting oversight.

Selling Expenses:  Selling expenses for the three months ended March 31, 2009 were $568,787, a decrease of $77,185 or 12% from $645,972 in 2008.  The decrease was primarily due to decreased advertising costs and lower sales commissions.

Operating Income:  The Company had operating income of $1,572,564 for the three months March 31, 2009, compared to operating income of $199,638 for the same period in 2008, an increase of $1,372,926 or 688%.  The increase in operating income was primarily the result of increased sales and decreased cost of goods sold as a percentage of revenues.

Interest expense:  Interest expense was $61,705 for the three months ended March 31, 2009, compared to $99,380 in 2008, a decrease of $37,675 or 38%.  The decrease was due primarily to a decrease in prevailing interest rates.

Net Income:  The Company had net income of $940,028 for the three months ended March 31, 2009, as compared to net income of $51,487 for the same period in 2008.  The basic and diluted net income per common share for the three month period ending March 31, 2009 was $.20 as compared to $.01 and for the same period in 2008.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements to date in 2009 primarily from net cash generated from operating activities.  The Company had $4,714,356 of debt obligations at March 31, 2009, of which $1,284,510 was scheduled to mature within twelve months.  The Company has a $1,500,000 line of credit, of which $750,000 was outstanding at March 31, 2009.  The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on June 15, 2009.  The Company has executed a Letter of Intent with Summit Bank to replace the $1,500,000 line of credit prior to its maturity date, however, there can be no assurance that a definitive agreement will be entered into.  If the Company does not execute the line of credit with Summit Bank, there are sufficient funds on hand to pay the outstanding amount of the line of credit, if needed.  If necessary, the Company believes it would be able to obtain financing from other lending sources.

At March 31, 2009, the Company had cash totaling $1,473,107 compared to cash totaling $1,363,284 on December 31, 2008.  During the period, operating activities contributed $106,275, investing activities absorbed $119,012, and financing activities increased cash by $122,560.

Capital spending totaled $155,272 for the three months ended March 31, 2009, as compared to $166,371 for the same period in 2008.  The 2009 expenditures are primarily for the upgrade and replacement of equipment in the precast plant.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2009 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $47,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule has resulted in liquidity problems in the past for the Company because it must bear the cost of production for its products before it receives payment.  The Company has been able to decrease its days sales outstanding using aggressive collection activities, thereby, reducing the days sales outstanding from 76 days at December 31, 2008 to 68 days at March 31, 2009  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credit will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $2,489,707 at March 31, 2009 and at December 31, 2008 was $2,424,224 or an increase of $65,483.  The increase in inventory caused the inventory turns to decrease from 2.6 turns for the three months ended December 31, 2008 to 2.5 turns for the three months ended March 31, 2009.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2008.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Significant increases in the cost of steel, cement and other direct materials used in production and delivery, including fuel surcharges, have caused increases in cost of goods sold of the Company during the year ending December 31, 2008.  Due to a downturn in the economy, the Company expects these costs to continue to moderate during 2009.

Production Backlog

As of May 6, 2009, the Registrant’s sales backlog was approximately $15,900,000, as compared to approximately $12,432,000 at the same date in 2008.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products.  Historically, this regularly occurring repeat customer business is equal to approximately $6,500,000 annually.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4T.     Controls and Procedures

(a) Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2009.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: May 13, 2009
By: /s/ Rodney I. Smith

Rodney I. Smith, President
(Principal Executive Officer)

Date May 13, 2009
By: /s/ William A. Kenter

William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2009

Exhibit
No	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002