Form 10-Q
period 2009-06-30
SMITH MIDLAND CORP
filed 2009-08-12
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐

Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of August 10, 2009: 4,629,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited), June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2009 and June 30, 2008	5

	Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2009 and June 30, 2008	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and June 30, 2008	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6	Exhibits	18

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

	Signatures	19

PART I — FINANCIAL INFORMATION

ITEM 1.         Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$2,256,252	$1,363,284
Accounts receivable
Trade- billed (less allowance for doubtful accounts of $268,448, and $396,665, respectively)	5,387,242	5,831,182
Trade – unbilled	121,117	660,165
Inventories
Raw materials	783,014	851,394
Finished goods	1,534,396	1,572,830
Prepaid expenses and other assets	95,762	155,772
Prepaid income taxes	-	258,150
Deferred tax asset	414,000	471,000

Total current assets	10,591,783	11,163,777

Property and equipment, net	4,279,303	4,223,555
Other assets	154,660	163,735

Total assets	$15,025,746	$15,551,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable – trade	$1,329,050	$2,142,478
Accrued income taxes payable	183,090	-
Accrued expenses and other liabilities	654,548	1,074,889
Current maturities of notes payable	483,471	1,022,476
Customer deposits	556,546	858,437

Total current liabilities	3,206,705	5,098,280

Notes payable – less current maturities	3,227,364	3,569,321
Deferred taxes	336,000	317,000

Total liabilities	6,770,069	8,984,601

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, par value $.01 per share; authorized 8,000,000 shares; issued and outstanding 4,670,882	46,709	46,709
Additional paid-in capital	4,753,352	4,701,820
Retained earnings	3,557,916	1,920,237
Treasury Stock, at cost, 40,920 shares	(102,300)	(102,300)

Total shareholders’ equity	8,255,677	6,566,466

Total liabilities and shareholders’ equity	$15,025,746	$15,551,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue
Product sales and leasing	$6,136,732	$5,388,218
Shipping and installation revenue	1,067,236	1,066,227
Royalties	393,617	425,933

Total revenue	7,597,585	6,880,378

Cost of goods sold	4,905,919	5,114,634

Gross profit	2,691,666	1,765,744

Operating expenses
General and administrative expenses	892,585	745,048
Selling expenses	558,494	617,636

Total operating expenses	1,451,079	1,362,684

Operating income	1,240,587	403,060

Other income (expense):
Interest expense	(59,627)	(84,477)
Interest income	529	17,608
Gain (loss) on sale of fixed assets	4,279	(8,574)
Other, net	(117)	(80)
Total other expense	(54,936)	(75,523)

Income before income tax expense	1,185,651	327,537

Income tax expense	488,000	128,000

Net income	$697,651	$199,537

Net income per common share:
Basic	$0.15	$0.04
Diluted	$0.15	$0.04

Weighted average number of common shares outstanding:
Basic	4,670,882	4,670,882
Diluted	4,775,149	4,789,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenue
Product sales and leasing	$13,484,224	$11,322,630
Shipping and installation revenue	2,411,432	1,750,727
Royalties	835,869	699,662

Total revenue	16,731,525	13,773,019

Cost of goods sold	11,217,123	10,380,495

Gross profit	5,514,402	3,392,524

Operating expenses
General and administrative expenses	1,573,970	1,526,217
Selling expenses	1,127,281	1,263,608

Total operating expenses	2,701,251	2,789,825

Operating income	2,813,151	602,699

Other income (expense):
Interest expense	(121,332)	(183,857)
Interest income	1,014	19,998
Gain (loss) on sale of fixed assets	24,102	(6,559)
Other, net	(256)	(257)
Total other expense	(96,472)	(170,675)

Income before income tax expense	2,716,679	432,024

Income tax expense	1,079,000	181,000

Net income	$1,637,679	$251,024

Net income per common share:
Basic	$0.35	$0.05
Diluted	$0.35	$0.05

Weighted average number of common shares outstanding:
Basic	4,670,882	4,670,882
Diluted	4,733,982	4,790,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income	$1,637,679	$251,024
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	347,187	333,011
Stock option compensation expense	51,532	62,073
(Gain) loss on disposal of fixed assets	(24,102)	6,559
Deferred taxes	76,000	(4,000)
(Increase) decrease in:
Accounts receivable - billed	443,940	965,202
Accounts receivable - unbilled	539,048	(187,602)
Inventories	106,814	(249,827)
Prepaid taxes and other assets	327,873	294,475
Increase (decrease) in:
Accounts payable - trade	(813,561)	68,535
Accrued expenses and other	(420,341)	(74,328)
Accrued income taxes payable	183,090	(617,566)
Customer deposits	(301,891)	118,886

Net cash provided by operating activities	2,153,268	966,442

Cash flows from investing activities:
Purchases of property and equipment	(421,626)	(308,779)
Proceeds from sale of fixed assets	42,288	8,632

Net cash absorbed by investing activities	(379,338)	(300,147)

Cash flows from financing activities:
Proceeds (repayments) on lines of credit, net	(500,000)	800,000
Proceeds from long-term borrowings	-	138,008
Repayments of long-term borrowings and capital leases	(380,962)	(232,621)

Net cash (absorbed) provided by financing activities	(880,962)	705,387

Net increase in cash and cash equivalents	892,968	1,371,682

Cash and cash equivalents
Beginning of period	1,363,284	282,440

End of period	$2,256,252	$1,654,122

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

The Company has evaluated subsequent events from the date of the financial statements through the date of the filing of this Form 10-Q.  During this period, no material recognizable subsequent events were identified.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 260,666 and 288,166 from the three months ended June 30, 2009 and 2008, respectively and 429,491 and 288,166 from the six months ended June 30, 2009 and 2008, respectively.

	Three Months ended June 30,
	2009	2008
Basic earnings per share

Income available to common shareholder	$697,651	$199,537

Weighted average shares outstanding	4,670,882	4,670,882

Basic earnings per share	$0.15	$0.04

Diluted earnings per share

Income available to common shareholder	$697,651	$199,537

Weighted average shares outstanding	4,670,882	4,670,882
Dilutive effect of stock options	104,267	118,936

Diluted weighted average shares outstanding	4,775,149	4,789,818

Diluted earnings per share	$0.15	$0.04

	Six Months ended June 30,
	2009	2008
Basic earnings per share

Income available to common shareholder	$1,637,679	$251,024

Weighted average shares outstanding	4,670,882	4,670,882

Basic earnings per share	$0.35	$0.05

Diluted earnings per share

Income available to common shareholder	$1,637,679	$251,024

Weighted average shares outstanding	4,670,882	4,670,882
Dilutive effect of stock options	63,100	119,126

Diluted weighted average shares outstanding	4,733,982	4,790,008

Diluted earnings per share	$0.35	$0.05

NOTE 3. – NOTES PAYABLE

Line of Credit

On May 29, 2009, Smith-Midland Corporation completed the refinance of its existing line of credit with Greater Atlantic Bank in the amount of $1,500,000 with Summit Community Bank under substantially the same terms.  The line of credit with Summit Community Bank will mature on May 28, 2010, and carries an interest rate of prime (the Wall Street Journal U.S. Prime Rate) with a floor of 4.75% per annum.  The current interest rate under the line of credit is 4.75% per annum.  Interest is required to be paid monthly.  The line of credit is secured by a first lien on accounts receivable and inventory and a second lien on all equipment.  Advances outstanding on the respective lines of credit were $500,000 at December 31, 2008.  There was no balance outstanding at June 30, 2009.

Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess $700,000 during the term of the loan; (ii) to maintain a minimum tangible equity of $5,000,000; and (iii) to obtain bank approval prior to the payment of dividends on the Company’s common stock.

Equipment Purchase Commitment

On April 8, 2009, the Company received a commitment from Summit Community Bank to provide a guidance line of credit specifically for the purchase of equipment in the amount of $700,000 with an effective date of May 29, 2009.  The commitment provides for the purchase of equipment in with minimum advances of $50,000 for which a note payable will be executed with a term not to exceed five years and an interest rate of prime (the Wall Street Journal U.S. Prime Rate) plus .5% with a floor of 4.75% per annum.  The current interest rate under the equipment purchase commitment is 4.75% per annum.  The notes payable will require monthly payments of principal and interest during the term of the notes.  The notes payable will be secured by a first lien on the purchased equipment.  The commitment for the guidance line of credit will mature on May 28, 2010.  There were no advances under the equipment purchase commitment as of June 30, 2009.

The key provisions of the guidance line of credit are the same as those of the Summit Community Bank line of credit more fully described above.

Loan Payoffs

The balance of the Greater Atlantic Bank line of credit and an additional term loan were paid off in May 2009 with available cash.

NOTE 4. – STOCK OPTIONS

In accordance with SFAS 123R, stock option expense for the three months ended June 30, 2009 and 2008 was $27,017 and $31,538 respectively, and for the six months ended June 30, 2009 and 2008 was $51,532 and $62,073, respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.  The Company did not issue any stock options for the six months ended June 30, 2009.

The following table summarized options outstanding at June 30, 2009:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding options at beginning of period	642,157	$1.52
Granted	-	-
Forfeited	(15,000)	1.38
Exercised	-	-

Outstanding options at end of period	628,490	$1.54

Outstanding exercisable at end of period	521,272	$1.56

The intrinsic value of outstanding and exercisable options at June 30, 2009 is approximately $255,000 and $217,000, respectively.

NOTE 5. – RECENT PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB28-1”).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 became effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the FSP for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognitions or disclosure in the financial statements the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively.  The impact of adoption was not significant.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” effective for interim and annual reporting periods ending after September 15, 2009.  This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles.  The Codification does not replace or affect guidance issued by the SEC or its staff.  After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

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

The Company’s results for the first half of 2009 were very positive, particularly in view of the current economic recession.  However, it is likely that the results of operations for the remainder of the year will be less positive in view of the recent trend toward more aggressive project bidding by the Company’s competitors and continued reduced construction activity.  In the near future, the Company believes that its results of operations may be favorably affected by the government stimulus package which is geared toward infrastructure spending.

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenue:  For the three months ended June 30, 2009, the Company had total revenue of $7,597,585 compared to total revenue of $6,880,378 for the three months ended June 30, 2008, an increase of $717,207 or 10%.  Total product sales and leasing were $6,136,732 for the three months ended June 30, 2009 compared to $5,388,218 for the three months ended June 30, 2008, an increase of $748,514 or 14%.  In the wall sales category, soundwall sales decreased by $1,128,825 from the prior year while architectural wall sales increased by $2,510,397 so that combined wall sales increased by $1,381,573 or 38%.  The change in soundwall and architectural wall sales relates to the types of contracts in production during the reporting period.  There were no Slenderwall™ sales in the three months ended June 30, 2009 or 2008 due to increased marketing efforts in architectural products and market demand.  Sales of Easi-Set® precast buildings decreased by $113,756 or 27% to $416,905 for the three months ended June 30, 2009 over the same period in 2008.  Utility and farm product sales decreased by $92,551 or 17% due to decreased construction activity by state and local governments.  Highway barrier sales decreased by $395,887 or 37%, due to the economic slowdown in state and federal spending on road projects.  Royalty revenue for the three months ended June 30, 2009 was $393,617 compared to $425,933 for the three months ended June 30, 2008, a decrease of $32,316 or 8%.  Shipping and installation revenue increased by $1,009 or 1% for the three months ended June 30, 2009 over the same period in 2008.

Cost of Goods Sold:  Total cost of good sold for the three months ended June 30, 2009 was $4,905,919, a decrease of $208,715 or 4%.  While sales increased by 10% for the three months ended June 30, 2009 over the same period in 2008, the cost of goods sold decreased because of the following factors:  The cost of raw materials and fuel were at record highs for the three months ended June 30, 2008 as compared to the same period in 2009.  In addition, with the implementation of lean manufacturing in late 2008, the Company was able to reduce overtime as well as reduce waste in several manufacturing processes.  Lean manufacturing is defined as the process of using the minimum amount of total resources – man, materials, money, machines, etc. – to produce a product and deliver it on time.  As a result of the moderating costs and the implementation of lean manufacturing, the cost of goods sold as a percentage of total revenue not including royalties for the three months ended June 30, 2009 was 68% as compared to 79% for the same period in 2008.  The Company plans to continue to make the reduction of manufacturing costs the highest priority in 2009 through the implementation of lean manufacturing practices.

General and Administrative Expenses:  For the three months ended June 30, 2009, the Company’s general and administrative expenses increased $147,537 or 20% to $892,585 from $745,048 during the same period in 2008.  The increase was primarily due to use taxes due on the $2,510,397 increased architectural product sales installed by the Company for the three months ended June 30, 2009 over the same period in 2008.

Selling Expenses:  Selling expenses for the three months ended June 30, 2009 were $558,494, a decrease of $59,142 or 10% from $617,636 for the same period in 2008.  The decrease was primarily due to decreased advertising costs and lower sales commissions.

Operating Income:  The Company had operating income of $1,240,587 for the three months June 30, 2009, compared to operating income of $403,060 for the same period in 2008, an increase of $837,527 or 208%.  The increase in operating income was primarily the result of increased sales and decreased cost of goods sold as a percentage of revenues.

Interest expense:  Interest expense was $59,627 for the three months ended June 30, 2009, compared to $84,477 in 2008, a decrease of $24,850 or 29%.  The decrease was due primarily to a decrease in prevailing interest rates and payment of outstanding debt during the period.

Net Income:  The Company had net income of $697,651 for the three months ended June 30, 2009, as compared to net income of $199,537 for the same period in 2008.  The basic and diluted net income per common share for the three month period ending June 30, 2009 was $.15 as compared to $.04 for the same period in 2008.

Six months ended June 30, 2009 compared to the Six months ended June 30, 2008

Revenue:  For the six months ended June 30, 2009, the Company had total revenue of $16,731,525 compared to total revenue of $13,773,019 for the six months ended June 30, 2008, an increase of $2,958,506 or 21%.  Total product sales and leasing were $13,484,224 for the six months ended June 30, 2009 compared to $11,322,630 for the six months ended June 30, 2008, an increase of $2,161,594 or 19%.  In the wall sales category, soundwall sales decreased by $1,934,015 from the prior year while architectural wall sales increased by $3,499,718 so that combined wall sales increased by $1,565,703 or 23%.  The change in soundwall and architectural wall sales relates to the types of contracts in production during the reporting period.  There were no Slenderwall™ sales in the six months ended June 30, 2009 or June 30, 2008 due primarily to increased marketing efforts in architectural products and market demand.  Sales of Easi-set® precast buildings increased by $543,527 or 32% to $1,692,609 for the six months ended June 30, 2009 over the same period in 2008.  Lower revenues from utility and farm products of $54,288 partially offset the increase in sales.  Highway barrier sales decreased by $1,258,597 or 79% due to the economic slowdown in state and federal spending on road projects.  Royalty revenue for the six months ended June 30, 2009 was $835,869 compared to $699,662 for the six months ended June 30, 2008, an increase of $136,207 or 19%.  Shipping and installation revenue increased by $660,705 or 38% for the six months ended June 30, 2009 over the same period in 2008.  The increase was primarily due to increased shipping activity related to the rental of highway barrier for the presidential inauguration during the month of January 2009 in Washington, D.C. and an increase in the sale of architectural products.

Cost of Goods Sold:  Total cost of good sold for the six months ended June 30, 2009 was $11,217,123, an increase of $836,628 or 8%.  The increase was primarily due to the increased revenue as described above.  During the first half of 2008, the Company realized significant increases in the cost of steel, cement and other direct materials used in production and delivery costs including fuel surcharges, while, in second half of 2008 and the first six months of 2009, the Company experienced moderation in the cost increases experienced in early 2008.  In addition, with the implementation of lean manufacturing in late 2008, the Company was able to reduce overtime as well as reduce waste in several manufacturing processes  As a result of increased sales, moderating costs and the implementation of lean manufacturing the cost of goods sold as a percentage of total revenue not including royalties for the six months ended June 30, 2009 was 71% as compared to 79% for the same period in 2008.  The Company continues to make the reduction of manufacturing costs the highest priority in 2009 through the implementation of lean manufacturing practices.

General and Administrative Expenses:  For the six months ended June 30, 2009, the Company’s general and administrative expenses increased $47,753 or 3% to $1,573,970 from $1,526,217 during the same period in 2008.  The increase was primarily due to use taxes due on increased sales of architectural products installed by the Company which was partially offset by reduced professional fees associated with the temporary use of an outside firm to provide finance and accounting oversight.

Selling Expenses:  Selling expenses for the six months ended June 30, 2009 were $1,127,281, a decrease of $136,327 or 11% from $1,263,608 for the same period in 2008.  The decrease was primarily due to decreased advertising costs and lower sales commissions.

Operating Income:  The Company had operating income of $2,813,151 for the six months June 30, 2009, compared to operating income of $602,699 for the same period in 2008, an increase of $2,210,452 or 367%.  The increase in operating income was primarily the result of increased sales and decreased cost of goods sold as a percentage of revenues.

Interest expense:  Interest expense was $121,332 for the six months ended June 30, 2009, compared to $183,857 for the same period in 2008, a decrease of $62,525 or 34%.  The decrease was due primarily to a decrease in prevailing interest rates and the payment of outstanding debt during the period.

Net Income:  The Company had net income of $1,637,679 for the six months ended June 30, 2009, as compared to net income of $251,024 for the same period in 2008.  The basic and diluted net income per common share for the six month period ending June 30, 2009 was $.35 as compared to $.05 for the same period in 2008.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements to date in 2009 primarily from net cash generated from operating activities.  The Company had $3,710,835 of debt obligations at June 30, 2009, of which $483,471 was scheduled to mature within twelve months.  The Company has a $1,500,000 line of credit, of which none was outstanding at June 30, 2009.  The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on May 28, 2010.  In addition, the Company has a commitment from Summit Community Bank in the amount of $700,000 for an equipment line of credit which expires on May 28, 2010.

At June 30, 2009, the Company had cash totaling $2,256,252 compared to cash totaling $1,363,284 on December 31, 2008.  During the period, operating activities contributed $2,153,268, investing activities absorbed $379,338, and financing activities absorbed $880,962.

Capital spending totaled $421,626 for the six months ended June 30, 2009, as compared to $308,779 for the same period in 2008.  The 2009 expenditures are primarily for the upgrade and replacement of equipment in the precast plant.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2009 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $37,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule has resulted in liquidity problems in the past for the Company because it must bear the cost of production for its products before it receives payment.  The Company’s days sales outstanding decreased from 75 days at December 31, 2008 to 74 days at June 30, 2009.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credit will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $2,317,410 at June 30, 2009 and at December 31, 2008 was $2,424,224 or a decrease of $106,814.  Inventory turnover remained 8.8 at December 31, 2008 and June 30, 2009, on an annualized basis.

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

Inflation

Significant increases in the cost of steel, cement and other direct materials used in production and delivery, including fuel surcharges caused an increase in the cost of goods sold for the Company during the year ending December 31, 2008.  As the downturn in the economy increased, these costs began to moderate during the last quarter of 2008.  As the downturn in the economy has continued into 2009, the Company expects these costs to continue to moderate during 2009.

Production Backlog

As of July 31, 2009, the Registrant’s sales backlog was approximately $13,000,000, as compared to approximately $16,000,000 at the same date in 2008.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products.  Historically, this regularly occurring repeat customer business has been approximately $6,500,000 annually.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM4T.	Controls and Procedures

(a)  Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2009.

(b)  Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 12, 2009
By: /s/ Rodney I. Smith

Rodney I. Smith, President
(Principal Executive Officer)

Date August 12, 2009
By: /s/ William A. Kenter

William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the Six Months Ended June 30, 2009

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