Form 10-Q
period 2009-09-30
SMITH MIDLAND CORP
filed 2009-11-12
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Common Stock, $.01 par value, outstanding as of November 2, 2009: 4,629,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited), September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2009 and September 30, 2008	5

Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2009 and September 30, 2008	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and September 30, 2008	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits	17

Exhibit 31.1
Exhibit 31.2
Exhibit 32

Signatures	18

PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current Assets:
Cash and cash equivalents	$2,512,370	$1,363,284
Accounts receivable
Trade - billed (less allowance for doubtful accounts of	5,420,965	5,831,182
$317,153, and $396,665, respectively)
Trade - unbilled	678,675	660,165
Inventories
Raw materials	596,352	851,394
Finished goods	1,211,482	1,572,830
Prepaid expenses and other assets	97,166	155,772
Prepaid income taxes	-	258,150
Deferred tax asset	431,000	471,000

Total current assets	10,948,010	11,163,777

Property and equipment, net	4,283,611	4,223,555
Other assets	132,508	163,735

Total assets	$15,364,129	$15,551,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable - trade	$949,644	$2,142,478
Accrued income taxes payable	378,998	—
Accrued expenses and other liabilities	800,675	1,074,889
Current maturities of notes payable	483,471	1,022,476
Customer deposits	538,062	858,437

Total current liabilities	3,150,850	5,098,280

Notes payable – less current maturities	3,120,712	3,569,321
Deferred taxes	326,000	317,000

Total liabilities	6,597,562	8,984,601

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none
issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 8,000,000 shares;
issued and outstanding 4,670,882	46,709	46,709
Additional paid-in capital	4,773,051	4,701,820
Retained earnings	4,049,107	1,920,237
Treasury Stock, at cost, 40,920 shares	(102,300)	(102,300)

Total shareholders’ equity	8,766,567	6,566,466

Total liabilities and shareholders’ equity	$15,364,129	$15,551,067

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenue
Product sales and leasing	$5,514,234	$6,061,235
Shipping and installation revenue	1,602,784	1,175,332
Royalties	435,157	517,909

Total revenue	7,552,175	7,754,476

Cost of goods sold	5,471,205	6,234,087

Gross profit	2,080,970	1,520,389

Operating expenses
General and administrative expenses	822,647	821,951
Selling expenses	498,934	557,053

Total operating expenses	1,321,581	1,379,004

Operating income	759,389	141,385

Other income (expense):
Interest expense	(46,252)	(82,673)
Interest income	13,344	4,684
Gain on sale of fixed assets	37,355	34,453
Other, net	(645)	(452)
Total other income (expense)	3,802	(43,988)

Income before income tax expense	763,191	97,397

Income tax expense	272,000	71,780

Net income	$491,191	$25,617

Net income per common share:
Basic	$0.11	$0.01
Diluted	$0.10	$0.01

Weighted average number of common shares outstanding:
Basic	4,670,882	4,670,882
Diluted	4,841,767	4,732,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenue
Product sales and leasing	$18,998,458	$17,383,865
Shipping and installation revenue	4,014,216	2,926,059
Royalties	1,271,026	1,217,571

Total revenue	24,283,700	21,527,495

Cost of goods sold	16,688,328	16,614,581

Gross profit	7,595,372	4,912,914

Operating expenses
General and administrative expenses	2,396,617	2,348,168
Selling expenses	1,626,215	1,820,661

Total operating expenses	4,022,832	4,168,829

Operating income	3,572,540	744,085

Other income (expense):
Interest expense	(167,585)	(266,530)
Interest income	14,358	24,682
Gain on sale of fixed assets	61,457	27,894
Other, net	(900)	(710)
Total other expense	(92,670)	(214,664)

Income before income tax expense	3,479,870	529,421

Income tax expense	1,351,000	252,780

Net income	$2,128,870	$276,641

Net income per common share:
Basic	$0.46	$0.06
Diluted	$0.45	$0.06

Weighted average number of common shares outstanding:
Basic	4,670,882	4,670,882
Diluted	4,773,428	4,756,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Reconciliation of net income to cash provided
by operating activities
Net income	$2,128,870	$276,641
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	519,936	504,833
Stock option compensation expense	71,231	102,359
Gain on disposal of fixed assets	(61,457)	(27,894)
Deferred taxes	49,000	28,459
(Increase) decrease in:
Accounts receivable - billed	410,217	216,599
Accounts receivable - unbilled	(18,510)	(562,405)
Inventories	616,390	441,395
Prepaid taxes and other assets	347,983	432,513
Increase (decrease) in:
Accounts payable - trade	(1,192,967)	23,279
Accrued expenses and other	(274,214)	(66,721)
Accrued income taxes payable	378,998	(595,045)
Customer deposits	(320,375)	490,004

Net cash provided by operating activities	2,655,102	1,264,017

Cash flows from investing activities:
Purchases of property and equipment	(604,790)	(640,585)
Proceeds from sale of fixed assets	86,388	48,108

Net cash absorbed by investing activities	(518,402)	(592,477)

Cash flows from financing activities:
Repayments on lines of credit, net	(500,000)	(200,000)
Proceeds from long-term borrowings	-	171,022
Repayments of long-term borrowings and capital leases	(487,614)	(329,815)

Net cash absorbed by financing activities	(987,614)	(358,793)

Net increase in cash and cash equivalents	1,149,086	312,747

Cash and cash equivalents
Beginning of period	1,363,284	282,440

End of period	$2,512,370	$595,187

Supplemental schedule of non-cash investing activities
Cash payments for interest	167,585	252,510
Cash payments for income taxes	664,728	819,366

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

Certain sales of Soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage of completion method for recording revenues on long term contracts pursuant to the FASB ASC 605-35-25.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 260,666 and 440,491 from the three months ended September 30, 2009 and 2008, respectively and 310,666 and 312,666 from the nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009	2008
Basic earnings per share

Income available to common shareholder	$491,191	$25,617

Weighted average shares outstanding	4,670,882	4,670,882

Basic earnings per share	$0.11	$0.01

Diluted earnings per share

Income available to common shareholder	$491,191	$25,617

Weighted average shares outstanding	4,670,882	4,670,882
Dilutive effect of stock options	170,885	61,995

Diluted weighted average shares outstanding	4,841,767	4,732,877

Diluted earnings per share	$0.10	$0.01

	Nine Months ended September 30,
	2009	2008
Basic earnings per share

Income available to common shareholder	$2,128,870	$276,641

Weighted average shares outstanding	4,670,882	4,670,882

Basic earnings per share	$0.46	$0.06

Diluted earnings per share

Income available to common shareholder	$2,128,870	$276,641

Weighted average shares outstanding	4,670,882	4,670,882
Dilutive effect of stock options	102,546	85,917

Diluted weighted average shares outstanding	4,773,428	4,756,799

Diluted earnings per share	$0.45	$0.06

NOTE 3. – STOCK OPTIONS

In accordance with SFAS 123R, stock option expense for the three months ended September 30, 2009 and 2008 was $19,699 and $40,286 respectively, and for the nine months ended September 30, 2009 and 2008 was $71,231 and $102,359, respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.  The Company did not issue any stock options for the nine months ended September 30, 2009.

The following table summarized options outstanding at September 30, 2009:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding options at beginning of period	642,157	$1.52
Granted	-	-
Forfeited	(15,000)	1.46
Exercised	-	-

Outstanding options at end of period	628,490	$1.54

Outstanding exercisable at end of period	521,272	$1.56

The intrinsic value of outstanding and exercisable options at September 30, 2009 is approximately $314,000 and $263,000, respectively.

NOTE 4. – RECENT PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its unaudited condensed consolidated financial statements issued for the period ended September 30, 2009.  The Company adopted the requirements of ASC 105 in the third quarter of 2009. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations, as it does not alter existing GAAP.

In April 2009, the FASB issued guidance now codified as ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”).  ASC 825-10 amends prior authoritative guidance to require disclosures about the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825-10 became effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company for the period ended June 30, 2009 with no material effect.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855-10 “Subsequent Events” (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognitions or disclosure in the financial statements the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855-10 became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively.  The impact of adoption was not significant.

NOTE 5. – SUBSEQUENT EVENTS

As of November 12, 2009, the date on which the Company issued these financial statements, management has evaluated events and transactions occurring subsequent to September 30, 2009 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	our high level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the continuing economic downturn in the construction industry.

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in SEC regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Overview

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™ , a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

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

The Company’s results of operations for the first three quarters of 2009 were very positive, particularly in view of the current economic recession. However, a temporary delay in the start of a major highway contract previously awarded to Smith-Midland will result in lower earnings for the fourth quarter of 2009. The Company continues to believe that its results of operations for future periods may be favorably affected by the government stimulus package which is geared toward infrastructure spending.

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenue:  Total revenues for the three months ended September 30, 2009, were $7,552,175 compared to total revenues of $7,754,476 for the same period in 2008, a decrease of $203,301 or 3%.  Total product sales and leasing revenue were $5,514,234 for the three months ended September 30, 2009, compared to $6,061,235 for the same period in 2008, a decrease of $547,001 or 9%.  In the wall sales category, soundwall sales were $230,691 for the three months ended September 30, 2009, as compared to $1,525,784 for the same period in 2008, a decrease of $1,295,093 or 85%.  Architectural wall sales were $867,063 for the three months ended September 30, 2009, compared to $556,167 for the same period in 2008, an increase of $310,897 or 56%.  There were no Slenderwall™ sales in the three months ended September 30, 2009 or 2008.  Total wall sales for the three months ended September 30, 2009, were $1,097,754 compared to $2,081,951 for the same period in 2008, a decrease of $984,196 or 47%.  The decrease in wall sales was due primarily to a concentration of Company efforts in connection with a $1,007,000 contract to provide the State of Virginia with pre-stressed concrete highway slabs for a pilot program.  Sales of the highway slabs were $780,848 for the three month period ended September 30, 2009, with no comparative sales for the same period in 2008.  Sales of Easi-Set® precast buildings were $1,157,804 for the three months ended September 30, 2009, compared to $698,319 for the same period in 2008, an increase of $459,486 or 66%.  Management believes the increase in sales of Easi-Set® precast buildings relates primarily to smaller projects being funded by city and state governments rather than large, less economical projects.  In addition, stimulus funds are being made available for these types of projects.  Sales of utility and farm products were $526,845 for the three months ended September 30, 2009, compared to $792,789 for the same period in 2008, a decrease of $265,944 or 34%.  The decrease in utility and farm products is the result of the economic downturn in the construction industry overall.  Sales of highway barrier were $1,734,027 for the three months ended September 30, 2009, compared to $1,738,356 for the same period ended in 2008, a decrease of $4,329 or .2%.  Royalty revenues were $435,157 for the three months ended September 30, 2009, compared to $517,909 for the same period in 2008, a decrease of $82,752 or16%.  The reduction is the result of the economic downturn in the construction industry overall.  Shipping and installation revenues were $1,602,784 for the three months ended September 30, 2009, compared to $1,175,332 for the same period in 2008, an increase of $427,452 or 36%.  This increase in shipping and installation revenue relates primarily to the increase in architectural sales which require installation as part of the contract.

Cost of Goods Sold:  Total cost of goods sold for the three months ended September 30, 2009, was $5,471,205 compared to $6,234,087 for the same period in 2008, a decrease of $762,882 or 12%.  While sales decreased by only 3% for the three months ended September 30, 2009, over the same period in 2008, the cost of goods sold decreased by 12% during the same time period.  The decrease in the cost of goods sold was attributable to lower cost of raw materials and fuel.  In addition, with the implementation of lean manufacturing in late 2008, the Company was able to reduce overtime as well as reduce waste in several manufacturing processes.  Lean manufacturing is defined as the process of using the minimum amount of total resources – man, materials, money, machines, etc. – to produce a product and deliver it on time.  As a result of the moderating costs and the implementation of lean manufacturing, the cost of goods sold as a percentage of total revenue, not including royalties, for the three months ended September 30, 2009, was 77% compared to 86% for the same period in 2008.  The Company plans to continue to make the reduction of manufacturing costs the highest priority in 2009 through the implementation of lean manufacturing practices.

General and Administrative Expenses:  Total general and administrative expenses for the three months ended September 30, 2009, were $822,647 compared to $821,951 for the same period in 2008, an increase of $696 or less than 1%.

Selling Expenses:  Selling expenses for the three months ended September 30, 2009 were $498,934 compared to $557,053 for the same period in 2008, a decrease of $58,119 or 10%.  The decrease was primarily due to decreased advertising costs and lower sales commissions.

Operating Income:  The Company had operating income of $759,389 for the three months September 30, 2009, compared to $141,385 for the same period in 2008, an increase of $618,004 or 437%.  The increase in operating income was primarily the result of lower cost of goods sold as a percentage of revenues as described more fully above.

Interest expense:  Interest expense was $46,252 for the three months ended September 30, 2009, compared to $82,673 for the same period in 2008, a decrease of $36,421 or 44%.  The decrease was due primarily to a decrease in prevailing interest rates and lower outstanding debt during the current period.

Net Income:  The Company had net income of $491,191 for the three months ended September 30, 2009, compared to net income of $25,616 for the same period in 2008.  The basic and diluted net income per common share for the three month period ending September 30, 2009, were $.11 and $.10 respectively, as compared to $.01 (basic and diluted) for the same period in 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenue:  Total revenue for the nine months ended September 30, 2009, were $24,283,700 compared to $21,527,495 for the same period in 2008, an increase of $2,756,205 or 13%.  Total product sales and leasing were $18,998,458 for the nine months ended September 30, 2009, compared to $17,383,865 for the same period in 2008, an increase of $1,614,593 or 9%.  In the wall sales category, soundwall sales were $2,883,122 for the nine months ended September 30, 2009, compared to $6,112,230 for the same period in 2008, a decrease of $3,229,108 or 53%.  Architectural wall sales were $5,188,272 for the nine months ended September 30, 2009, compared to $1,377,656 for the same period in 2008, an increase of $3,810,616 or 277%.  There were no Slenderwall™ sales in the nine months ended September 30, 2009 or 2008.  Total wall sales were $8,071,394 for the nine months ended September 30, 2009, compared to $7,489,886 for the same period ended in 2008, an increase of $581,508 or 8%.  In addition, the Company had sales of $780,848 for the nine month period ended September 30, 2009, for pre-stressed concrete highway slabs for the State of Virginia pilot program, while there were no comparative sales in the same period in 2008.  Sales of Easi-set® precast buildings were $2,850,413 for the nine months ended September 30, 2009, compared to $1,847,400 for the same period in 2008, an increase of $1,003,013 or 54%.  Management believes the increase in sales of Easi-Set® precast buildings relates primarily to smaller projects being funded by city and state governments rather than large, less economical projects.  Sales of utility and farm products were $1,671,946 for the nine months ended September 30, 2009, compared to $2,135,634 for the same period in 2008, a decrease of $463,688 or 22%.  The decrease in utility and farm products is the result of the economic downturn in the construction industry overall.  Sales of highway barrier were $3,328,396 for the nine months ended September 30, 2009, compared to $4,591,323 for the same period ended in 2008, a decrease of $1,262,927 or 28%.  The decrease is due in part to the downturn in federal and state spending on highway projects; however, the Company has received several large highway barrier orders for delivery in the fourth quarter of 2009, which may help offset the decrease.  The additional orders are partially the result of stimulus money awarded to states for highway work.  Royalty revenue for the nine months ended September 30, 2009 was $1,271,026 compared to $1,217,571 for the same period ended 2008, an increase of $53,455 or 4%.  Shipping and installation were 4,014,216 for the nine months ended September 30, 2009, compared to $2,926,059 the same period in 2008, an increase of $1,088,157 or 37%.  The increase was primarily due to increased shipping activity related to the rental of highway barrier for the presidential inauguration during the month of January 2009 in Washington, D.C. and an increase in the sale of architectural products which require installation.

Cost of Goods Sold:  Total cost of goods sold for the nine months ended September 30, 2009 was $16,688,328 compared to $16,614,581for the same period ended in 2008, an increase of $73,747 or less than 1%.  While total sales were up by 13%, the cost of goods sold decreased as a percent of sales.  Because of the downturn in economic conditions, raw material costs began to moderate in late 2008 and with the implementation of lean manufacturing in late 2008, the cost of goods sold as a percent of revenue, not including royalties, decreased from 82% for the nine months ended September 30, 2008, to 73% for the nine months ended September 30, 2009.  The Company continues to make the reduction of manufacturing costs the highest priority in 2009 through the implementation of lean manufacturing practices.

General and Administrative Expenses:  General and administrative expenses for the nine months ended September 30, 2009, were $2,396,617 compared to $2,348,168 for the same period in 2008, an increase of $48,449 or 2%.

Selling Expenses:  Selling expenses for the nine months ended September 30, 2009 were $1,626,215 compared to $1,820,661 for the same period in 2008, a decrease of $194,446 or 11%.  The decrease was primarily due to decreased advertising costs and lower sales commissions.

Operating Income:  The Company had operating income of $3,572,540 for the six months September 30, 2009, compared to $744,085 for the same period in 2008, an increase of $2,828,455 or 380%.  The increase in operating income was primarily the result of increased sales and decreased cost of goods sold as a percentage of revenues.

Interest expense:  Interest expense was $167,585 for the nine months ended September 30, 2009, compared to $266,530 for the same period in 2008, a decrease of $98,945 or 37%.  The decrease was due primarily to a decrease in prevailing interest rates and lower outstanding debt during the current period.

Net Income:  The Company had net income of $2,128,870 for the nine months ended September 30, 2009, as compared to $276,641 for the same period in 2008, an increase of $1,852,229 or 670%.  The basic and diluted net income per common share for the nine month period ending September 30, 2009 were $.46 and $.45, respectively, compared to $.06 (basic and diluted) for the same period in 2008.

Liquidity and Capital Resources

The Company has financed its capital expenditures and operating requirements to date in 2009 primarily from net cash generated from operating activities.  The Company had $3,604,183 of debt obligations at September 30, 2009, of which $483,471 was scheduled to mature within twelve months.  During the nine months ended September 30, 2009, the Company made repayments of outstanding debt in the amount $987,614.  The Company has a $1,500,000 line of credit, of which none was outstanding at September 30, 2009.  The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on May 28, 2010.  In addition, the Company has a commitment from Summit Community Bank in the amount of $700,000 for an equipment line of credit which expires on May 28, 2010.

At September 30, 2009, the Company had cash totaling $2,512,370 compared to cash totaling $1,363,284 on December 31, 2008.  During the period, operating activities contributed $2,655,102, investing activities absorbed $518,402, and financing activities absorbed $987,614.

Capital spending totaled $604,790 for the nine months ended September 30, 2009, as compared to $640,585 for the same period in 2008.  The 2009 expenditures are primarily for the upgrade and replacement of equipment in the precast plant.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2009 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $36,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule has resulted in liquidity problems in the past for the Company because it must bear the cost of production for its products before it receives payment.  The Company’s days sales outstanding decreased from 76 days at December 31, 2008 to 68 days at September 30, 2009.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credit will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,807,834 at September 30, 2009 and at December 31, 2008 was $2,424,224 or a decrease of $616,390.  Inventory turnover increased to 9.2 for the nine months ended September 30, 2009, compared to 8.8 at December 31, 2008, on an annualized basis.

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

Inflation

Significant increases in the cost of steel, cement and other direct materials used in production and delivery, including fuel surcharges caused an increase in the cost of goods sold for the Company during the year ended December 31, 2008.  As the downturn in the economy increased, these costs began to moderate during the last quarter of 2008, which moderation has continued through 2009.

Production Backlog

As of November 4, 2009, the Company’s sales backlog was approximately $14,000,000, as compared to approximately $13,000,000 at the same date in 2008.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® building products.  Historically, this regularly occurring repeat customer business has been approximately $6,500,000 annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4T.   Controls and Procedures

(a)  Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2009.

(b)  Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on August 5, 2009 (“2009 Annual Meeting”).  There were two proposals presented by the management of the Company and both were approved as follows:

Proposal No. 1.   Election of Directors

The election of the following individuals to serve as directors until the next annual meeting or until their successors are duly elected and qualified.

	For	Withheld
Rodney I. Smith	3,453,405	503,751
Ashley B. Smith	3,575,131	382,025
Wesley A. Taylor	3,845,231	111,925
Andrew G. Kavounis	3,858,699	98,457

Proposal No. 2.	Proposal to Ratify and Approve the Selection of BDO Seidman, LLP as the Independent Auditors for the Company for the Year Ending December 31, 2009

For	Against	Abstentions	Broker Non-Votes
3,439,667	100	1,591	0

ITEM 6.   Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION
(Registrant)
Date: November 12, 2009

By:  /s/ Rodney I. Smith

Rodney I. Smith, President
(Principal Executive Officer)

Date November 12, 2009
By:  /s/ William A. Kenter

William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the Nine months ended September 30, 2009

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