Form 10-K
period 2009-12-31
SMITH MIDLAND CORP
filed 2010-03-30
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752

Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)	Identification No.)

P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the Company’s most recently completed second fiscal quarter) was $6,249,370.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.

As of March 1, 2010, the Company had outstanding 4,661,962 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our level of indebtedness and ability to satisfy the same,

•	Our revenues decreased in 2009 as compared to 2008, due in part to current economic conditions,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the continued weakeness in construction activity in 2010 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the board of directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have a separate audit committee; the board of directors functions in that role,

•	the Company’s board of directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; Sierra Wall™, a sound barrier primarily for roadside use; and Easi-Set™ and Easi-Span™ transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults and farm products such as cattleguards and water and feed troughs.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barrier (the "J-J Hooks Barrier") is a crash-tested (privately funded), positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control.  Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.  The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating.  The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH 08 crash test requirements.  J-J Hooks Barrier meets the requirements and is NCHRP-350 TL3 approved.  In November 2009 the Company was issued a patent which contains deflection limitation blocks which improve the J-J Hooks connection performance.The Company has applied for “design protection” of the “end taper” on each end of the barrier sections and the “J-Hook” in the United States, Canada, Australia and New Zealand.  If successful, these features cannot be copied by others.

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

In November 1990, the FHWA approved the J-J Hooks Barrier for use on federally aided highway projects following the successful completion of crash testing based on criteria from the National Cooperative Highway Research Program.  The Company intends to perform two privately funded crash tests (bolted down and pinned down) to MASH 08 levels to expand the use of J-J Hooks barrier in those states employing those attachment methods.
The J-J Hooks Barrier has also been approved for use in state funded projects by 41 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in nine states and seven Canadian provinces and believes that approval in some of the states and provinces will be granted; however no assurance can be given that approval will be received from any or all of the remaining states and provinces or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada, Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

Easi-Set Precast Building and Easi-Span™ Expandable Precast Building

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

The Company also offers Easi-Span™, a line of expandable precast all concrete buildings. Easi-Span™ is identical to and incorporates the technology of the Easi-Set Precast Building, but is available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.  Since these larger buildings have less competition from other materials and methods, they produce higher profit margins.

The Company has sold its Easi-Set and Easi-Span™ Precast Buildings for the following uses:

☐	Communications Operations — to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

☐
Government Applications — to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

☐
Utilities Installations — for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.

☐
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

Softsound™ Soundwall Panels

Softsound™ soundwall panels, recently developed by the Company, utilize a “wood aggregate” sound absorptive material applied to the face of soundwall panels, which are used to absorb highway noise.  Softsound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia and Maryland.  The Company is in the process of obtaining approvals for all 50 states and Canada.

Beach Prisms™ Erosion Control modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its newest product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem.  This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline.  Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™.  The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties.  The Company applied for “design protection” in the United States for the Beach Prisms™ in 2009.

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency.  Such approval is meeting resistance from the environmental agencies, however, the Company believes approval will be forthcoming.

H2Out™ Secondary Drainage System

The Company was issued a patent in February 2010 for H2Out™, the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence deterring lawsuits from tenants and owners of buildings.  H2Out™ has been added as a feature of the Slenderwall™ system and is being included in the product literature, website, and all sales presentations.

Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

Sources of Supply

All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources.  To date, the Company has not experienced significant delays in obtaining materials and believes that it will continue to be able to obtain required materials from a number of suppliers at commercially reasonable prices, particularly in light of the slowdown in the construction industry.

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set™ and Easi-Span™ Precast Buildings, Slenderwall™, Softsound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time license administration and training fee ranging from approximately $20,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically from 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set™/Easi-Span™ buildings  and Slenderwall™ licensees pay the Company a flat monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Ad Ventures.

The Company has entered into 47 licensing agreements in the United States; has established five licensees in Canada; one each in Belgium, New Zealand and Mexico with sub-licensees in Canada and Australia, for a total of 58 licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities.  Additional licensees were added in 2009 with initial licensee fees of $92,000 compared to $125,000 for 2008.

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

Patents and Proprietary Information

The Company currently holds U.S. and Canadian patents for J-J Hooks highway barrier and Easi-Set Precast Building features and U.S. patents for SlenderWall exterior cladding system features. In 1997, a European patent for J-J Hooks was allowed and it has been registered in the U.K. and Belgium. The Company also has patents pending on improved J-J Hooks barrier features in Canada, Australia, and New Zealand. Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada. A U.S. “trade dress” application for Beach Prisms has been filed in the U.S.

The Company owns U.S. registered trademarks for Smith-Midland (logo), Smith Cattleguard (words), Excellence in Precast Concrete (words), Easi-Set (logo & words), Easi-Set Industries (words), J-J Hooks (logo), SlenderWall (logo), and Thermaguard (words). The J-J Hooks logo is registered in Canada, European Community, Australia, and New Zealand.

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

Employees

As of March 1, 2010, the Company had 132 full-time and 3 part-time employees, 122 of which are located at the Company's Midland, Virginia facility, and 13 of which are located at the Company's facility located in Reidsville, North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

Item 1A.	Risk Factors

Not applicable

Item 1B	Unresolved Staff Comments

Not applicable

Item 2.	Property

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

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2009 had a balance of $2.8 million (see “Liquidity and Capital Resources”).

Item 3.	Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of March 1, 2010, there were approximately 62 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2009
First Quarter	$1.05	$0.58
Second Quarter	1.80	1.05
Third Quarter	2.28	1.52
Fourth Quarter	2.14	1.45

2008
First Quarter	$1.79	$1.25
Second Quarter	1.75	1.13
Third Quarter	1.24	0.88
Fourth Quarter	1.02	0.43

Dividends

The Company has not paid dividends on its Common Stock since its inception and may not pay any dividends to its stockholders in the foreseeable future.  The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.  The Company’s current loan agreement with Summit Community Bank prohibits the payment of dividends to stockholders without the bank’s prior written consent, except for dividends paid in shares of the Company’s Common Stock.

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

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and transportable concrete buildings.  In addition, the Company produces utility vaults; farm products such as cattleguards, and water and food troughs; and custom order precast concrete products with various architectural surfaces.

Overview

Overall, the Company’s performance increased significantly in 2009 with net income of $1,809,064 as compared to net income of $420,993 for 2008, or an increase of $1,388,071 or 330%.  In 2008, there was a charge for approximately $418,000 (net of applicable federal and state income taxes) that was related to the settlement of a lawsuit with JPI Construction Services, GP LLC (“JPIC”).  The settlement required the Company to forgive outstanding retainage receivables from JPIC of approximately $199,000, make a $426,000 cash payment to JPIC and to pay attorney’s fees in the amount of $160,000.

The Company accrued approximately $200,000 and $210,000 in the third and fourth quarters of 2009, respectively, related to a profit sharing bonus plan with employees.  Additionally, the Board of Directors approved additional bonuses in the aggregate of $100,000 in the fourth quarter of 2009 payable to certain key executives of the Company.  Accrued expense includes $510,000 at December 31, 2009 for all bonuses which are to be paid in 2010.

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008

For the year ended December 31, 2009, the Company had total revenue of $29,515,483 compared to total revenue of $29,855,779 for the year ended December 31, 2008, a decrease of $340,296, or 1%.  Sales include revenues from product sales, royalty income, barrier rental income, installation and shipping income.  Product sales are further divided into wall sales, which include soundwall, architectural and Slenderwall™ panels, highway barrier, Easi-Set® and Easi-Span® buildings and utility and farm products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2009 and 2008:

Sales By Type
	2009	2008	Change	% of Change
Product Sales:
Soundwall Sales	$3,663,708	$8,486,198	$(4,822,490)	-57%
Architectural Panel Sales	5,195,796	2,849,823	2,345,973	82%
Miscellaneous Wall Sales	921,022	350,025	570,997	163%
Total Wall Sales	9,780,526	11,686,046	(1,905,520)	-16%
Barrier Sales	4,748,973	5,871,096	(1,122,123)	-19%
Easi-Set and Easi-Span Building Sales	3,842,672	2,327,919	1,514,753	65%
Utility and Farm Product Sales	2,186,253	3,024,361	(838,108)	-28%
Miscellaneous Product Sales	825,675	886,429	(60,754)	-7%
Total Product Sales	21,384,099	23,795,851	(2,411,752)	-10%
Royalties income	1,573,028	1,479,689	93,339	6%
Barrier Rentals	1,632,957	517,037	1,115,920	216%
Shipping and Installation	4,925,399	4,063,202	862,197	21%
Total Service Revenue	8,131,384	6,059,928	2,071,456	34%

Total Sales	$29,515,483	$29,855,779	$(340,296)	-1%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall product for a specific construction project.  Changes in the mix of wall sales depends on what contracts were in production during the period.  In 2009, the Company had several architectural panel contracts in production as compared to the same period in 2008.  Soundwall sales decreased significantly in 2009 as several large soundwall contracts started in 2008 were coming to an end in 2009, with the bulk of production occurring in 2008.  There were no sales of Slenderwall™ in 2009 or 2008 due primarily to the downturn in the commercial construction industry.  The Company believes this trend will continue until the commercial construction industry recovers from the current recession,

Barrier Sales – Barrier sales are dependent on the number of road projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2009, barrier sales were down while barrier rentals increased, a decision by customers based partly on the downturn in construction activity.  In addition, the Company was awarded the contract to provide rental barrier for the presidential inauguration held in January 2009.  It is anticipated by the Company that barrier sales will continue to moderate in 2010.

Easi-Set® and Easi-Span® Building Sales – While the construction industry showed signs of weakness in 2009, the Company was able to increase its sales of Easi-Span® buildings (our larger buildings).  While the actual number of buildings sold decreased in 2009, the size of the buildings sold as well as the sales dollars increased.  The increased sales of Easi-Span buildings were mainly military and other government agencies.  Increasing Easi-Set® and Easi-Span® building sales is a major marketing goal for the Company in 2010.

Utility and Farm Sales – Utility and farm product sales decreased in 2009, due primarily to a slowdown in construction of several large government projects and in commercial construction overall.

Royalty Income – Royalty revenue increased slightly during 2009 as a result of increased sales of Easi-Span buildings (our larger sized buildings) by our licensees.  The Company signed four new licensees during 2009.

Barrier Rentals – Barrier rentals were up significantly in 2009 compared to 2008, primarily due to the rental of barrier for the Presidential Inauguration in January 2009.

Shipping and Installation – Shipping and installation revenue also increased during 2009 due primarily to the increase sales of architectural panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2009 was $20,877,321, a decrease of $2,300,275, or 10%, from $23,177,596 for the year ended December 31, 2008.  Total cost of goods sold, as a percentage of total revenue, decreased to 71% for the year ended December 31, 2009 from 78% for the year ended December 31, 2008.  The decrease in cost of goods sold as a percentage of total revenue was primarily attributable to the decreased cost of raw materials, particularly steel, cement and fuel costs for delivery of raw materials.  The Company also focused on improving production processes in 2009, which helped lower production labor during the period.  In addition, approximately $426,000 of the costs associated with the settlement of the JPIC lawsuit was included in cost of goods sold for the year ended December 31, 2008.

General and Administrative Expenses – For the year ended December 31, 2009, the Company's general and administrative expenses decreased by $130,776, or 4%, to $3,194,069 from $3,324,845 during the same period in 2008.  The decrease in general and administrative expenses primarily resulted from a decrease in bad debt expense of $138,000 and  legal fees of approximately $136,000 offset by increased expenses in certain other administrative expenses for the same period in 2008.  General and administrative expense as a percentage of total revenue was 11% for the years ended December 31, 2009 and 2008.

Selling Expenses - Selling expenses for the year ended December 31, 2009 decreased $73,340, or 3%, to $2,319,426 from $2,392,766 for the year ended December 31, 2008.  The decrease was primarily due to reduced advertising costs.

Operating Income – The Company had operating income for the year ended December 31, 2009 of $3,124,667 compared to operating income of $960,572 for the year ended December 31, 2008, an increase of $2,164,095.  The increase in operating income was primarily the result of a decrease in cost of goods sold of $2,300,275 or 10% from the same period ending December 31, 2008, as well as decreased sales, general and administrative expenses.

Interest Expense – Interest expense was $212,192 for the year ended December 31, 2009 compared to $343,107 for the year ended December 31, 2008.  The decrease of $130,915, or 38%, was due primarily to the lower interest rates in 2009 as well as a decrease in notes payable outstanding.

Income Tax Expense – The Company had an income tax expense of $1,192,000 for the year ended December 31, 2009 compared to $268,000 for the year ended December 31, 2008.

Net Income – The Company had net income of $1,809,064 for the year ended December 31, 2009, compared to net income of $420,993 for the same period in 2008.  Basic and diluted net income per share in 2009 were $.39 and $.38, respectively, compared to basic and diluted net income per share of $.09 for the year ended December 31, 2008.  There were 4,673,430 basic and 4,777,451 diluted weighted average shares outstanding in the 2009 and 4,670,882 basic and 4,738,001 diluted weighted average shares outstanding in the 2008.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2009 primarily with proceeds provided by operating activities.

The Company has a note payable to Sonabank (the “Bank”), headquartered in Mclean, Virginia, with a balance of $2,812,429 as of December 31, 2009.  The note payable was acquired by Sonabank from Greater Atlantic Bank on December 4, 2009 in a transaction through the Federal Deposit Insurance Corporation.  The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by principally by all of the assets of the Company.  The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $700,000 for annual capital expenditures.  At December 31, 2009, the Company was in compliance with all covenants required pursuant to the loan agreement as amended.

The Company also has a $1,500,000 line of credit with Summit Community Bank of which there was no outstanding balance at December 31, 2009.  The line matures May 28, 2010, and bears interest at the prime rate, as published by the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.  The Company expects to renew this line of credit prior to maturity.

At December 31, 2009, the Company had cash totaling $2,929,868 compared to cash totaling $1,363,284 at December 31, 2008.  During 2009, the Company’s operating activities provided $3,171,191 due mainly to the profit from operations as well as changes in current asset and current liability accounts during 2009.  In 2009, investing activities absorbed $591,162 primarily for the purchase of equipment.  In 2009, financing activities absorbed $1,013,445 in cash, which resulted mainly from payment on the Company’s line of credit in the amount of $500,000 and the payment of other notes payable during the year.
Capital spending, including financed additions, increased from $654,740 in 2008 to $683,571 in 2009, for vehicles, other equipment and rental barriers, plus various improvements in the plant and the existing infrastructure.  In 2010, the Company intends to continue to make capital improvements including upgrades to its shipping equipment and batch plants as necessary.

As a result of the Company's variable rate debt, the Company is especially sensitive to changes in the prevailing interest rates.  Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $30,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  However, with a vigorous collection effort, the Company has been able to lower the days sales outstanding from 76 days in 2008 to 70 days in 2009.  Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2009 was $2,603,370 and at December 31, 2008 was $2,424,224 or an increase of $179,146.  The annual inventory turns for December 31, 2009 and 2008 were 6.7 and 7.7, respectively.

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

Inflation

Management believes that the Company's operations were significantly affected by inflation through the first half of 2008, particularly in the purchases of certain raw materials such as steel and fuel, which affected the cost of raw materials due to the weight of the Company’s raw materials used in the production of its precast products.  As the economy began to slow down, especially in the construction industry, in the second half of 2008, raw material prices began to moderate.  The moderation of raw materials continued through 2009 with little or no inflation for the year.  The Company believes that raw material pricing will remain constant at least during the first half of 2010, although no assurance can be given regarding future pricing.

Other Comments

As of March 2, 2010 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $14,300,000 as compared to approximately $9,000,000 (plus a letter of intent for approximately $8.6 million) at approximately the same time in 2009.  The majority of the projects relating to the sales backlog as of March 2, 2010 are scheduled to be shipped during 2010.  It is anticipated that the contracts that are reflected in the March 2, 2010 backlog will not be as profitable as those in the year ago backlog, as the more recent contracts were negotiated in a more recessionary environment.

The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the orders in the sales backlog described above.  These orders typically have a quick turn around and represent purchases of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set building products.  Historically, this regularly occurring segment of our customer base is equal to approximately $5,000,000 to $7,000,000 annually.

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry:

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™ , a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™,  the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding.  At this time, the Company is still in the process of securing the approval and support of the appropriate environmental agencies in neighboring states for its Beach Prisms™.  Although the Company is optimistic about the success of Beach Prisms ™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its consolidated financial statements.  The Company adopted the requirements of ASC 105 in the third quarter of 2009. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations, as it does not alter existing GAAP.

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

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51” (“ASC 810”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Topic 810 requires the company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value.  ASC 810 applies to fiscal years beginning after December 15, 2008.  Earlier adoption is prohibited.  ASC 810 became effective for the Company for the year ended December 31, 2009.  The impact of adoption was not significant.

In March, 2008, the FASB issued now codified as FASB ASC Topic 815, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, (“ASC 815”).  ASC 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, ASC 815 requires:

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

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging – Contract in Entity’s Own Stock (“ASC 815-40”).  ASC 815-40 requires that an entity should use a two-stem approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluation the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  ASC 815-40 is effective for fiscal years beginning after December 15, 2008.  This pronouncement was adopted with no material effect on the Company’s statements of financial condition or results of operations.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements, which appear at the back portion of the report, are filed as part of this report:

Page
Report of Independent Registered Public Accountants	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4-5

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2009 and 2008	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-8-9

Summary of Significant Accounting Policies	F-10-13

Notes to Consolidated Financial Statements	F-14-21

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2009, and concluded that its controls were effective as of such date.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on our evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position

Rodney I. Smith	71	1970	Chief Executive Officer, President and
			Chairman of the Board of Directors

Ashley B. Smith	47	1994	Vice President
			Director

Wesley A. Taylor	62	1994	Vice President of Administration,
			Secretary and Director

Andrew G. Kavounis	84	1995	Director

William A. Kenter	63	2008	Chief Financial Officer

Steve Ott	43	2005	Vice President of Engineering Smith-Midland - Virginia

Background

The following is a brief summary of the background of each Director and executive officer of the Company:

Rodney I. Smith.  Chairman of the Board of Directors, Chief Executive Officer and President.  Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965.  He has served on the Board of Directors and has been its Chairman since 1970.  Mr. Smith is the principal developer and inventor of the Company’s proprietary and patented products.  He is the past President of the National Precast Concrete Association.  Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986.  The Company believes that Mr. Smith’s extensive experience in the precast concrete products industry and his knowledge of the marketplace gives him the qualifications and skills necessary to serve in the capacity as the Chairman of the Board of Directors.

Ashley B. Smith.  Vice President and Director.  Ashley B. Smith has served as Vice President of the Company since 1990 and as a Director since 1994.  Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College.  Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith.  The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience give him the qualifications and skills necessary to serve in the capacity as a director.

Wesley A. Taylor.  Vice President of Administration and Director.  Wesley A. Taylor has served as Vice President of Administration of the Company since 1989 and as a Director since 1994, and previously held positions as Controller and Director of Personnel and Administration.  Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University.  The Company believes that Mr. Taylor’s education, business experience and his extensive experience in the precast concrete industry gives him the qualifications and skills necessary to serve in the capacity as a director.

Andrew Kavounis.  Director.  Andrew Kavounis has served as a Director of the Company since December 1995.  Mr. Kavounis was President of Core Development Co., Inc., a privately held construction and development concern, from 1991 until he retired in 1995.  From 1989 to 1991, Mr. Kavounis was the Executive Vice President of the Leadership Group, a Maryland based builder and developer.  Prior to that time, Mr. Kavounis spent 37 years as an executive at assorted construction and development companies, which included a position as the National Vice President of Ryland Homes, a privately held company, in which capacity he was directly responsible for the construction of 17,000 homes annually, nationwide.  Mr. Kavounis received a Bachelor of Science degree in Chemical Engineering from Presbyterian College, a Bachelor of Science degree in Civil and Mechanical Engineering from Wofford College, and a Master’s degree in Business Administration from the University of South Carolina.  The Company believes that Mr. Kavounis’ degrees in Chemical Engineering and Civil and Mechanical Engineering and his experience in the construction industry give him the qualifications and skills necessary to serve in the capacity as a director.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2009, except as follows:  Ashley B. Smith filed late one Form 4 reporting three transactions.

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

The following table sets forth the compensation paid by the Company for services rendered for 2009 and 2008 to the principal executive officer and the Company’s two most highly compensated executive officers (the “named executive officers”) whose cash compensation exceeded $100,000 during 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compen- sation ($)	Non-qualified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)(3)(4)	Total ($)
Rodney I. Smith	2009	99,971	90,292	-	-	-	-	131,222	321,485
President, Chief	2008	120,154	8,420	-	32,000	-	-	102,137	262,711
Executive Officer
and Chairman of the
Board.

Ashley B. Smith	2009	125,185	167,296	-	-	-	-	1,567	294,048
Vice President	2008	125,955	4,723	-	11,840	-	-	1,261	143,779

William A. Kenter	2009	105,000	20,498	-	-	-	-	-	125,498
Chief Financial Officer	2008	38,723							38,723

(1)  Represents salaries and commissions paid, (unless accrued in prior year) or accrued in 2009 and 2008 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid, (unless accrued in prior year) and accrued in 2009 for annual performance-based bonuses related to operations in 2009.

(3)  Mr. Rodney Smith was paid $99,000 in 2009 and 2008, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  In addition, Mr. Rodney Smith exercised options for 20,000 shares of the Company’s common stock resulting in income to Mr. Smith in the amount of $23,500.  Mr. Rodney Smith received director’s compensation in the amount of $1,500 and $2,000 for the years 2009 and 2008, respectively.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $1,500 and $1,000 for the years 2009 and 2008, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	20,000	-	0.80	04/22/2011
	80,000	-	0.81	05/03/2011
	20,000	-	1.39	12/25/2011
	20,000	-	0.83	12/16/2013
	20,000	-	2.52	09/29/2015
	20,000	-	2.25	05/21/2016
	13,334	6,666	2.15	05/21/2017
	13,334	26,666	1.21	06/29/2018
	206,668	33,332

TOTAL

Ashley B. Smith	10,000	-	0.80	04/22/2011
	10,000	-	1.39	12/25/2011
	10,000	-	0.83	12/16/2013
	10,000	-	2.52	09/29/2015
	7,000	-	2.25	05/21/2016
	4,666	2,334	2.15	05/21/2017
	4,933	9,867	1.21	06/29/2018
TOTAL	56,599	12,201

Wesley A. Taylor	6,667	-	0.83	12/16/2013
	10,000	-	2.52	09/29/2015
	7,000	-	2.25	05/21/2016
	4,666	2,334	2.15	05/21/2017
	2,333	4,667	1.21	06/29/2018
TOTAL	30,666	7,001

TOTAL	293,933	52,534

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

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	1,500	-	-	-	-	-	1,500
Andrew G. Kavounis (1)	3,000	-	-	-	-	-	3,000
Ashley B. Smith	1,500	-	-	-	-	-	1,500
Wesley A. Taylor	1,500	-	-	-	-	-	1,500

(1)	4,000 options were outstanding as of December 31, 2009, of which all were exercisable as of December 31, 2009.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered into a four-year Employment Agreement with Rodney I. Smith, its current President and Chief Executive Officer, effective as of September 30, 2002.  The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein.  The agreement provides for an annual base salary of $99,000 (“Base Salary”), which will be reviewed at least annually and adjusted from time to time at the determination of the Board of Directors.  It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement).  Payment of the royalty continues only for as long as the Company is using the inventions underlying the Patents.  Mr. Smith is also entitled to performance-based bonus as determined by the Board each calendar year.

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

The following table sets forth, as of March 1, 2010, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Adress of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class

Rodney I. Smith (1)(3)(4)(5)	760,066	15.5%

Ashley B. Smith (1)(3)(4)(6)	161,216	3.4%

Wesley A. Taylor (1)(7)	55,749	1.2%

Andrew G. Kavounis (1)(8)	4,000	*

Al Frank Asset Management, Inc. (10)	290,860	6.2%

All directors and executive officers
as a group (4 persons)(2)(9)	981,031	19.6%

* Less than 1%

(1)	The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Taylor, and Kavounis is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4)
Does not include options to purchase 16,000 shares held by Matthew Smith and Roderick Smith and an aggregate of 86,489 shares of Common Stock held by Matthew Smith and Roderick Smith.  Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith.  Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)
Includes 50,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 206,667 shares.

(6)	Includes options to purchase 56,599 shares.

(7)	Includes options to purchase 30,666 shares.

(8)	Includes options to purchase 4,000 shares.

(9)	Includes options to purchase 297,932 shares for all directors, executive officers as a group.

(10)	Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	594,990	1.62	500,000
Equity compensation plans not approved by security holders	-	-	-
Total	594,990	1.62	500,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The sole independent director of the Company is Andrew G. Kavounis.  The test utilized for the determination of independence is that of the New York Stock Exchange.

On an ongoing basis, the Company reviews all “related party transactions” (those transactions that are required to be disclosed by SEC Regulation S-K, Item 404), if any, for potential conflicts of interest and all such transactions must be approved by the Board of Directors. No transactions meet the criteria for disclosure.

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

The Company does not have an Audit Committee.  The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures.  Instead, the Board pre-approves the provision by BDO Seidman, LLP of all audit or non-audit services.

	2009	2008
Audit Fees	$146,874	$171,489
Tax Fees	30,985	23,696

Total Fees	$177,859	$195,185

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)           The financial statements of the Company are included in Part II, Item 8, page 17 of this Form 10-K:

(2)	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.3
First National Bank of New England Loan Agreement, assumed by Sonabank, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.4	First National Bank of New England Loan Note, assumed by Sonabank, dated June 25, 1998 (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

10.5	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.6
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Annual Report on Form10-K for the year ended December 31, 2008).

10.7	2004 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.8	2008 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-155920) filed on December 4, 2008).

10.9
Promissory Note, dated May 29, 2009, in the amount of $1,500,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009).

10.10
Loan Commitment Letter, dated April 8, 2009, in the amount of $1,500,000 issued by Summit Community Bank to the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009).

10.11
Loan Commitment Letter, dated April 8, 2009, in the amount of $700,000 issued by Summit Community Bank to the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009).

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

SMITH-MIDLAND CORPORATION

Date: March 29, 2010	By: /s/ Rodney I. Smith

Rodney I. Smith, President
(principal executive officer)

Date: March 29, 2010	By: /s/ William A. Kenter

William A. Kenter
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 29, 2010
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 29, 2010
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 29, 2010
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	March 29, 2010
Andrew G. Kavounis

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

Smith-Midland Corporation
and Subsidiaries

Contents

Report of Independent Registered Public Accountants	F-3

Consolidated Financial Statements

Balance Sheets	F-4-5

Statements of Operations	F-6

Statements of Stockholders' Equity	F-7

Statements of Cash Flows	F-8-9

Summary of Significant Accounting Policies	F-10-13

Notes to Consolidated Financial Statements	F-14-21

Report of Independent Registered Public Accountants

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Richmond, Virginia
March 29, 2010

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS (Note 2)
Current assets
Cash and cash equivalents	$2,929,868	$1,363,284
Accounts receivable
Trade - billed, (less allowance for doubtful accounts of $253,082 and $396,665)	4,134,729	5,831,182
Trade - unbilled	713,322	660,165
Inventories
Raw materials	648,023	851,394
Finished goods	1,955,347	1,572,830
Prepaid expenses and other assets	80,786	155,772
Prepaid income taxes (Note 4)	138,003	258,150
Deferred taxes (Note 4)	444,000	471,000

Total current assets	11,044,078	11,163,777

Property and equipment, net (Note 1)	4,183,124	4,223,555

Total other assets	127,552	163,735

Total assets	$15,354,754	$15,551,067

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$1,205,228	$2,142,478
Accrued expenses and other liabilities	1,063,445	1,074,889
Current maturities of notes payable (Note 2)	481,078	1,022,476
Customer deposits	704,270	858,437

Total current liabilities	3,454,021	5,098,280

Notes payable - less current maturities (Note 2)	3,077,302	3,569,321
Deferred tax liability (Note 4)	337,000	317,000

Total liabilities	6,868,323	8,984,601

Commitments and contingencies (Note 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000 shares; 4,702,882 and 4,670,882 issued and outstanding, respectively	47,029	46,709
Additional paid-in capital	4,812,401	4,701,820
Retained earnings	3,729,301	1,920,237

	8,588,731	6,668,766
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	8,486,431	6,566,466

Total liabilities and stockholders' equity	$15,354,754	$15,551,067

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Operations

	December 31,
	2009	2008
Revenue
Products sales and leasing	$23,017,056	$24,312,888
Shipping and installation revenue	4,925,399	4,063,202
Royalties	1,573,028	1,479,689

Total revenue	29,515,483	29,855,779

Cost of goods sold	20,877,321	23,177,596

Gross profit	8,638,162	6,678,183

Operating expenses
General and administrative expenses	3,194,069	3,324,845
Selling expenses	2,319,426	2,392,766

Total operating expenses	5,513,495	5,717,611

Operating income	3,124,667	960,572

Other income (expense)
Interest expense	(212,192)	(343,107)
Interest income	25,892	28,040
Gain on sale of assets	63,905	44,581
Other, net	(1,208)	(1,093)

Total other (expense)	(123,603)	(271,579)

Income before income tax expense	3,001,064	688,993

Income tax expense (Note 4)	1,192,000	268,000

Net income	$1,809,064	$420,993

Basic earnings per share (Note 8)	$0.39	$0.09
Diluted earnings per share (Note 8)	$0.38	$0.09

See accompanying summary of accounting policies
and notes to consolidated financial statements

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2007	$46,709	$4,558,947	$1,499,244	$(102,300)	$6,002,600

Stock option compensation	-	142,873	-		142,873

Net income	-	-	420,993		420,993

Balance, December 31, 2008	46,709	4,701,820	1,920,237	(102,300)	6,566,466

Stock options exercised	320	19,651	-		19,971

Stock option compensation	-	90,930	-	-	90,930

Net income	-	-	1,809,064	-	1,809,064

Balance, December 31, 2009	$47,029	$4,812,401	$3,729,301	$(102,300)	$8,486,431

See accompanying summary of accounting policies
and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2009	2008
Reconciliation of net income to net cash provided by operating activities

Net income	$1,809,064	$420,993
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	695,497	642,805
Deferred taxes	47,000	38,000
Stock option compensation expense	90,930	142,873
Gain on sale of fixed assets	(63,905)	(44,581)
(Increase) decrease in
Accounts receivable - billed	1,696,453	69,502
Accounts receivable - unbilled	(53,157)	(344,106)
Inventories	(179,146)	199,382
Prepaid expenses and other assets	111,169	60,839
Prepaid income taxes	120,147	64,685
Increase (decrease) in
Accounts payable - trade	(937,250)	365,884
Accrued expenses and other liabilities	(11,444)	487,490
Accrued income taxes	-	(656,370)
Customer deposits	(154,167)	214,928

Net cash provided by operating activities	$3,171,191	$1,662,324

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2009	2008
Cash Flows From Investing Activities
Purchases of property and equipment	$(683,571)	$(654,740)
Proceeds from sale of fixed assets	92,409	77,878

Net cash absorbed by investing activities	(591,162)	(576,862)

Cash Flows From Financing Activities
Proceeds (repayments) of Line of Credit, net	(500,000)	500,000
Proceeds from long-term borrowings	63,137	171,022
Repayments of long-term borrowings	(596,553)	(675,640)
Proceeds from options exercised	19,971	-

Net cash absorbed by financing activities	(1,013,445)	(4,618)

Net increase in cash and cash equivalents	1,566,584	1,080,844

Cash and cash equivalents, beginning of year	1,363,284	282,440

Cash and cash equivalents, end of year	$2,929,868	$1,363,284

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$212,192	$343,107
Cash Payments for income taxes	$1,018,350	$1,144,424

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries.  The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation and Midland Advertising and Design, Inc., doing business as Ad Ventures, a Virginia corporation.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2009, the Company has not identified any unrecognized tax positions. The Company files tax returns in the in the U.S. Federal and various state jurisdictions. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2005. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

Stock Options

Stock based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide services in exchange for the award. The fair of each stock option is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility and dividend yield. The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation. There were no option grants in 2009, while the Company granted 127,825 for the year ended December 31, 2008. The fair value of each 2008 option on the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 72% and a risk-free interest rate of 3.34 and with an expected life of six years. The weighted average per share fair value of options granted during the years ended December 31, 2008 was $.80. Substantially all options become vested and exercisable ratably over a three-year period.

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

Certain sales of Soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage of completion method for recording revenues on long term contracts under ASC 605-35. The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates. Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2009 is adequate. However, actual write-offs may exceed the recorded allowance. Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $336,000 and $333,000 in 2009 and 2008, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles ("GAAP"), which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Pursuant to the provisions of FASB ASC 105, the Company has updated any references to GAAP in the consolidated financial statements presented in this Form 10-K. The Company adopted the requirements of ASC 105 in the third quarter of 2009. This adoption did not have a material impact on the Company’s consolidated financial position or results of operations, as it does not alter existing GAAP.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855-10 “Subsequent Events” (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition, or disclosure in the financial statements the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively. The impact of adoption was not significant.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51” (“ASC 810”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Topic 810 requires the company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. ASC 810 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. ASC 810 became effective for the Company for the year ended December 31, 2009. The impact of adoption was not significant.

In March, 2008, the FASB issued now codified as FASB ASC Topic 815, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133, (“ASC 815”). ASC 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, ASC 815 requires:

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

In June 2008, the FASB ratified guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, located in ASC 815-40, Derivative and Hedging – Contract in Entity’s Own Stock (“ASC 815-40”). ASC 815-40 requires that an entity should use a two-stem approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluation the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-40 is effective for fiscal years beginning after December 15, 2008. This pronouncement was adopted with no material effect on the Company’s statements of financial condition or results of operations.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2009	2008

Land and land improvements	$514,601	$514,601
Buildings	3,308,160	2,826,380
Machinery and equipment	7,780,038	7,694,488
Rental equipment	687,402	764,710

	12,290,201	11,800,179
Less: accumulated depreciation	8,107,077	7,576,624

	$4,183,124	$4,223,555

Depreciation expense was approximately $695,000 and $643,000 for the years ended December 31, 2009 and 2008, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable

Notes payable consist of the following:

	December 31,
	2009	2008

Note payable to a Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (3.75% at December 31, 2009); collateralized by principally all assets of the Company.	$2,812,429	$3,003,810

Note payable to a Bank, originally maturing on October 15, 2010; with monthly payments of approximately $8,400 of principal and interest at 5-year treasury plus 3.25%; collateralized by a second priority lien on Company assets. Paid off in 2009.	-	177,496

A $1,500,000 line of credit with a Bank. The line bears interest at variable rate (4.75% at December 31, 2009); collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.	-	500,000

Capital lease obligations, for machinery and equipment maturing through 2013, with interest at approximately 7% through 8.25%.	342,033	449,637

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2014, with interest at 4.75% through 10.16%.	403,918	460,854

	3,558,380	4,591,797
Less current maturities	481,078	1,022,476

	$3,077,302	$3,569,321

The Company’s note payable, with a balance of $2,812,429 at December 31, 2009, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA).  The note payable is secured by all of the assets of the Company.  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and places limits on annual capital expenditures.  At December 31, 2009, the Company was in compliance with all covenants pursuant to the loan agreement as amended.

In addition to the scheduled notes payable, the Company has a $1,500,000 line of credit which matures on May 28, 2010 and bears interest at the Wall Street Journal U.S. prime rate with an interest rate floor of 4.75% (4.75% at December 31, 2009); the line is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.  There was no outstanding balance at December 31, 2009.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

2.	Notes Payable (continued)

The aggregate amounts of notes payable including capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2010	$481,078
2011	446,033
2012	407,507
2013	323,207
2014	335,174
Thereafter	1,565,381

$3,558,380

The aggregate amounts of capitalized lease payments in each of the next five years are as follows:

Year ending December 31,

2010	$137,022
2011	137,022
2012	99,082
2013	3,336
Total payments	376,462
Less amounts representing interest (at approximately 7%)	34,429

$342,033

Fixed assets under capital leases at December 31, 2009 and 2008 were approximately $443,000 and $507,000, net of accumulated depreciation of approximately $140,000 and $76,000, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

3.	Related Party Transactions

The Company currently leases some of its Midland, Virginia property from its President and CEO, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for an annual rent of $24,000.  See additional items discussed in Note 7.

4.	Income Taxes

Income tax expense is comprised of the following:

	December 31,
	2009	2008
Federal:
Current	$1,017,000	$168,000
Deferred	(41,000)	31,000
	976,000	199,000
State:
Current	222,000	62,000
Deferred	(6,000)	7,000
	216,000	69,000

	$1,192,000	$268,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

	December 31,

	2009		2008
Income taxes at statutory rate	$1,020,000	34.0%	$234,000	34.0%
Increase (decrease) in taxes resulting from:

State income taxes, net of federal benefit	142,000	4.8%	34,000	4.9%
Other	30,000	0.9%	-	-

	$1,192,000	39.7%	$268,000	38.9%

Prepaid income taxes at December 31, 2009 relate to amounts due from federal and state tax authorities for overpayment of 2009 estimated taxes.  Overpayments at December 31, 2009 will be used to offset estimated taxes due in 2010.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

4.	Income Taxes (continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Net operating loss and AMT carrybacks	$-	$63,000
Depreciation	(337,000)	(317,000)
Provision for doubtful accounts	99,000	155,000
Vacation accrued	121,000	77,000
Deferred income	151,000	108,000
Other	73,000	68,000

Net deferred tax asset	107,000	154,000

Current portion, net	444,000	471,000
Long-term portion, net	(337,000)	(317,000)

	$107,000	$154,000

5.	Employee Benefit Plans

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total contributions for the years ended December 31, 2009 and 2008 were approximately $60,000 and $65,000, respectively.

6.	Stock Options and Shareholder Rights Plan

On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. The Company granted 127,825 stock options during the year ended December 31, 2008. On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. There were no grants of options during the year ended December 31, 2009.

Options generally vest over a three year period. The Company recorded stock option expense of $90,930 and $142,873 included in general and administrative expense for the years ended December 31, 2009 and 2008 respectively. The Company estimates approximately $49,000 of remaining expense to be recognized over the next two years for options outstanding at December 31, 2009.

There were 32,000 options exercised in the year ending December 31, 2009 with an intrinsic value of approximately $36,000 at the time of exercise. The intrinsic value of outstanding and exercisable options at December 31, 2009 is approximately $287,000 and $234,000, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2009:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2007	$1.26	542,157	372,613
Granted	1.21	127,825	-
Forfeited	1.00	(27,825)	(27,825)
Exercised	-	-	-
Vested	2.30	-	88,211

Balance, December 31, 2008	1.26	642,157	432,999
Granted	-	-	-
Forfeited	1.37	(15,167)	(15,167)
Exercised	0.62	(32,000)	(32,000)
Vested	1.73	-	102,930

Balance, December 31, 2009	$1.62	594,990	488,762

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

The Company has an employment agreement with its current President and CEO (the ”CEO”) which automatically renews on an annual basis for an additional year, unless earlier terminated or not renewed as provided for therein. The agreement provides for an annual base salary of $99,000 and an annual royalty fee of $99,000 payable as consideration for the CEO’s assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues only for as long as the Company is using the inventions underlying the patents. Additionally, if the CEO (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), the CEO shall be entitled to a lump sum payment equal to three times the combined Base Salary and bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide the CEO with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of the CEO’s unvested options to purchase Company stock shall become fully vested and exercisable on the date of termination. The CEO will be entitled to exercise all such options for three years from the date of termination.

In the event the CEO’s employment by the Company is terminated as a result of the CEO’s (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and bonus, and certain other accrued and unpaid amounts, or (ii) disability. CEO shall be entitled to Base Salary and bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts.

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

A settlement agreement (as reported on Form 8-K dated February 19, 2009) between JPI Construction Services, GP LLC (“JPIC”) and the Company for breaches of a subcontract between the parties was executed on February 9, 2009. The significant terms of the agreement are as follows:

1.	The Company was required to forgive outstanding retainage receivables from JPIC of approximately $199,000, of which the Company had previously reserved for in the amount of $100,000.

2.	The Company was required to make a $426,000 cash payment to JPIC in 2009.

3.	Both parties agreed to release each other from any and all other claims arising out of this dispute.

In addition, each party is required to pay their own attorney’s fees, which for the Company, was approximately $160,000.

All amounts described above were accrued and charged to expense as of, and for the year ended December 31, 2008.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

8.	Earnings Per Share

Earnings per share is calculated as follows:

	December 31,
	2009	2008
Basic earnings per share

Income available to common shareholder	$1,809,064	$420,993

Weighted average shares outstanding	4,673,430	4,670,882

Basic earnings per share	$0.39	$0.09

Diluted earnings per share

Income available to common shareholder	$1,809,064	$420,993

Weighted average shares outstanding	4,673,430	4,670,882
Dilutive effect of stock options	104,021	67,119

Total weighted average shares outstanding	4,777,451	4,738,001

Diluted earnings per share	$0.38	$0.09

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 258,166 and 440,491 for the years ended December 31, 2009 and 2008, respectively.