Form 10-Q
period 2010-03-31
SMITH MIDLAND CORP
filed 2010-05-13
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Common Stock, $.01 par value, outstanding as of May 3, 2010: 4,661,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited), March 31, 2010 and December 31, 2009	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and March 31, 2009	5

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and March 31, 2009	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Removed and Reserved	15

	Item 5.	Other Information	15

	Item 6	Exhibits	15

		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32

		Signatures	16

PART I — FINANCIAL INFORMATION

ITEM 1.      Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$1,607,282	$2,929,868
Accounts receivable
Trade - billed, (less allowance for doubtful accounts of $284,418 and $253,082)	4,080,934	4,134,729
Trade - unbilled	2,404,487	713,322
Inventories
Raw materials	711,983	648,023
Finished goods	1,506,748	1,955,347
Prepaid expenses and other assets	74,954	80,786
Prepaid income taxes	-	138,003
Deferred taxes	505,000	444,000

Total current assets	10,891,388	11,044,078

Property and equipment, net	4,425,691	4,183,124

Total other assets	122,786	127,552

Total assets	$15,439,865	$15,354,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2010	2009
Current liabilities
Accounts payable - trade	$1,000,235	$1,205,228
Accrued expenses and other liabilities	715,381	1,063,445
Accrued income taxes payable	107,165	-
Current maturities of notes payable	483,907	481,078
Customer deposits	770,358	704,270

Total current liabilities	3,077,046	3,454,021

Notes payable - less current maturities	3,016,515	3,077,302
Deferred tax liability	345,000	337,000

Total liabilities	6,438,561	6,868,323

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000 shares; 4,702,882 issued and outstanding	47,029	47,029
Additional paid-in capital	4,827,016	4,812,401
Retained earnings	4,229,559	3,729,301

	9,103,604	8,588,731
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	9,001,304	8,486,431

Total liabilities and stockholders' equity	$15,439,865	$15,354,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Products sales and leasing	$5,482,869	$7,347,492
Shipping and installation revenue	425,206	1,344,196
Royalties	443,944	442,252

Total revenue	6,352,019	9,133,940

Cost of goods sold	4,367,542	6,311,204

Gross profit	1,984,477	2,822,736

Operating expenses
General and administrative expenses	582,324	681,385
Selling expenses	567,781	568,787

Total operating expenses	1,150,105	1,250,172

Operating income	834,372	1,572,564

Other income (expense)
Interest expense	(42,448)	(61,705)
Interest income	12,370	485
Gain on sale of assets	3,128	19,823
Other, net	(157)	(139)

Total other (expense)	(27,107)	(41,536)

Income before income tax expense	807,265	1,531,028

Income tax expense	307,007	591,000

Net income	$500,258	$940,028

Basic earnings per share	$0.11	$0.20
Diluted earnings per share	$0.10	$0.20

Weighted average number of common shares outstanding:
Basic	4,702,882	4,670,882
Diluted	4,825,447	4,692,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income	$500,258	$940,028
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	173,231	175,258
Stock option compensation expense	14,615	24,515
Gain on disposal of fixed assets	(3,128)	(19,823)
Deferred taxes	(53,000)	66,000
(Increase) decrease in:
Accounts receivable - billed	53,795	(1,009,086)
Accounts receivable - unbilled	(1,691,165)	(170,438)
Inventories	384,639	(65,483)
Prepaid taxes and other assets	148,601	292,200
Increase (decrease) in:
Accounts payable - trade	(204,993)	197,718
Accrued expenses and other	(348,064)	(455,320)
Accrued income taxes payable	107,165	263,440
Customer deposits	66,088	(132,734)

Net cash provided (absorbed) by operating activities	(851,958)	106,275

Cash flows from investing activities:
Purchases of property and equipment	(426,333)	(155,272)
Proceeds from sale of fixed assets	13,663	36,260

Net cash absorbed by investing activities	(412,670)	(119,012)

Cash flows from financing activities:
Repayments on lines of credit, net	-	250,000
Proceeds from long-term borrowings	52,157	-
Repayments of long-term borrowings and capital leases	(110,115)	(127,440)

Net cash provided (absorbed) by financing activities	(57,958)	122,560

Net increase (decrease) in cash and cash equivalents	(1,322,586)	109,823

Cash and cash equivalents
Beginning of period	2,929,868	1,363,284

End of period	$1,607,282	$1,473,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The December 31, 2009 balance sheet was derived from audited financial statements included in the Form 10-K.

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

Certain sales of Soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage of completion method for recording revenues on long term contracts pursuant to ASC 605-35-25.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

Shipping revenues are recognized in the period the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only.  Warranty claims are reviewed and resolved on a case by case method.  Although the Company does incur costs for these types of expense, historically the amount of expense is immaterial.

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 258,166 and 429,491 from the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Basic earnings per share

Income available to common shareholder	$500,258	$940,028

Weighted average shares outstanding	4,702,882	4,670,882

Basic earnings per share	$0.11	$0.20

Diluted earnings per share

Income available to common shareholder	$500,258	$940,028

Weighted average shares outstanding	4,702,882	4,670,882
Dilutive effect of stock options	122,565	21,253

Total weighted average shares outstanding	4,825,447	4,692,135

Diluted earnings per share	$0.10	$0.20

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, stock option expense for the three months ended March 31, 2010 and 2009 was $14,615 and $24,515, respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the three months ended March 31, 2010.

The following table summarized options outstanding at March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	594,990	$1.59
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding options at end of quarter	594,990	1.59

Outstanding exercisable options at end of quarter	488,792	1.62

The intrinsic value of outstanding and exercisable options at March 31, 2010 was approximately $66,000.

NOTE 4. – RECENT PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06 codified as ASC 820-10-50, “Improving Disclosures about Fair Value Measurements” (“ASC 855”).  This update amended guidance and issued a clarification with regard to disclosure requirements about fair market value measurement.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  We adopted ASC 855 on January 1, 2010.  There was no impact upon adoption of ASC 855 to our financial position or results of operations.

NOTE 5. – SUBSEQUENT EVENTS

Management has evaluated events and transactions occurring subsequent to March 31, 2010 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	our level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in 2010 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in SEC regulations, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

While the Company’s results of operations for the first three months of 2010 were very positive, sales and net income were down significantly from the same period in 2009.  A significant reason for the decrease in both sales and net income was the contract for rental of highway barrier for the presidential inauguration held in January of 2009 resulting in unusually high sales and earnings for the first quarter of 2009.  While this decrease was significant, the Company anticipates that the results of operations for 2010 will be positive, particularly as the economy is showing positive signs of recovery; however, no assurance can be given in respect to future results of operations.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Sales By Type

	2010	2009	Change	% of Change
Product Sales:
Soundwall Sales	$3,191,251	$1,926,157	$1,265,094	66%
Architectural Panel Sales	10,572	1,447,029	(1,436,457)	-99%
Miscellaneous Wall Sales	-	8,236	(8,236)	-100%
Total Wall Sales	3,201,823	3,381,421	(179,599)	-5%
Barrier Sales	753,373	509,006	244,368	48%
Beach Prisms	6,033	-	6,033	0%
Easi-Set and Easi-Span Building Sales	714,153	1,305,274	(591,120)	-45%
Utility and Farm Product Sales	482,568	550,224	(67,656)	-12%
Miscellaneous Product Sales	83,517	28,803	54,715	190%
Total Product Sales	5,241,467	5,774,727	(533,260)	-9%
Royalties income	443,944	442,252	1,692	0%
Barrier Rentals	118,055	1,287,733	(1,169,678)	-91%
Engineering Revenue	123,346	285,032	(161,685)	-57%
Shipping and Installation	425,206	1,344,196	(918,990)	-68%
Total Service Revenue	1,110,552	3,359,212	(2,248,661)	-67%

Total Sales	$6,352,019	$9,133,940	$(2,781,921)	-30%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  For the first three months of 2010, the Company‘s production facilities were employed primarily producing soundwall panels for several highway contracts.  While the Company did not produce a significant amount of architectural panels during the period, the Company is scheduled to begin production on several new architectural contracts in the fall of 2010.

Barrier Sales – Barrier sales were strong in the first three months of 2010 compared to the same period in 2009.  The increase sales are a direct result of an increase in road projects by federal and state governments.  It is anticipated by the Company that barrier sales will continue to moderate over the second half of 2010.

Easi-Set® and Easi-Span® Building Sales – Building sales declined significantly during the first three months of 2010 compared to the same period in 2009.  The decrease was primarily due to the high level of sales for the first quarter of 2009 which included several large building orders for military use as well as a large order for utility construction.  Increasing Easi-Set®, Easi-Span® and restroom building sales is a major marketing goal for the Company that began in late 2009 and will continue through 2010.  Based on the current backlog of building orders, Company management believes building sales will be moderately higher in 2010 than in 2009, although no assurance can be given.

Utility and Farm Sales – Utility and farm product sales showed a moderate decline in the first three months of 2010 compared to the same period 2009.  The slight decrease is more related to harsh winter weather than to a trend in lower sales for the year.  Management believes that utility and farm product sales will remain at 2009 levels or better for 2010.

Royalty Income – Royalty revenue increased slightly during 2010 as a result of increased sales of Easi-Span buildings (our larger sized buildings) by our licensees.  The Company signed four new licensees during 2009.

Barrier Rentals – Barrier rentals were down significantly for the first three months of 2010 compared to 2009, primarily due to the rental of barrier for the Presidential Inauguration in January 2009.

Shipping and Installation – Shipping and installation revenue decreased significantly in 2010 due primarily to a decrease in sales of architectural panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.  The Company has several architectural contracts that will begin in the fall of 2010 which include installation services.  In addition to the decrease in installation revenue, shipping revenue is lower in the first three months of 2010 as the production and sale of soundwall panels to date will not begin shipping until later this year.

Cost of Goods Sold – Total cost of goods sold for the three months ended March 31, 2010 was $4,367,542, a decrease of $1,943,662, or 31%, from $6,311,204 for the same period in 2009.  Total cost of goods sold, as a percentage of total revenue, not including royalties, increased to 74% the three months ended March 31, 2010 from 73% for the same period in 2009.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to the change in product mix.  The Company continues to focus on improving production processes in 2010, through the use of lean manufacturing.

General and Administrative Expenses – For the three months ended March 31, 2010, the Company's general and administrative expenses decreased by $99,061, or 15%, to $582,324 from $681,385 during the same period in 2009.  The decrease in expenses primarily resulted from a decrease in insurance expense of $24,000 and payroll expenses of approximately $22,000 and a decrease in overall expenses.  General and administrative expense as a percentage of total revenue was 9% and 7% for the three months ended March 31, 2010 and 2009.

Selling Expenses – Selling expenses for the three months ended March 31, 2010 decreased slightly to $567,781 from $568,787 for the same period in 2009, or less than 1%.

Operating Income – The Company had operating income for the three months ended March 31, 2010 of $834,372 compared to operating income of $1,572,564 for the same period in 2009, a decrease of $738,192, or 47%.  The decrease in operating income was primarily the result of a decrease in sales for the period, in particular, reflecting higher sales in 2009 due, in part, to the rental of highway barrier for the presidential inauguration.

Interest Expense – Interest expense was $42,448 for the three months ended March 31, 2010 compared to $61,705 for the same period in 2009.  The decrease of $19,257, or 31%, was due primarily to a decrease in notes payable outstanding during the three months ended March 31, 2010 as compared to the same period in 2009.

Income Tax Expense – The Company had income tax expense of $307,007 for the three months ended March 31, 2010 compared to $591,000 for the same period in 2009.

Net Income – The Company had net income of $500,258 for the three months ended March 31, 2010, compared to net income of $940,028 for the same period in 2009.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first three months of 2010 primarily from cash balances.  The Company had $3,500,422 of debt obligations at March 31, 2010, of which $480,124 was scheduled to mature within twelve months.  During the three months ended March 31, 2010, the Company made repayments of outstanding debt in the amount $110,115.  The Company has a $1,500,000 line of credit, of which none was outstanding at March 31, 2010.  The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime plus .5% and matures on May 28, 2010.  In addition, the Company has a commitment from Summit Community Bank in the amount of $700,000 for an equipment line of credit which expires on May 28, 2010.  The Company has received commitment letters dated May 6, 2010 for the renewal of the working line of credit in the amount of $2.0 million and the equipment line of credit in the amount of $1.0 million from Summit Community Bank with approximately the same terms and conditions of the current lines of credit.

At March 31, 2010, the Company had cash totaling $1,607,282 compared to cash totaling $2,929,868 on December 31, 2009.  The decrease in cash is a result of a $1.7 million increase in unbilled receivables for the first quarter of 2010, related primarily to a large production contract with an original amount of approximately $8.2 million.  The increase in unbilled receivables will reverse as it is converted to accounts receivable and ultimately to cash over the remainder of 2010.  During the period, operating activities absorbed $851,958, investing activities absorbed $412,670, and financing activities absorbed $57,958.

Capital spending totaled $426,333 for the three months ended March 31, 2010, as compared to $155,272 for the same period in 2009.  The 2010 expenditures were primarily for the upgrade and replacement of equipment in the precast plant and additional highway barrier for rental operations.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2010 based on the achievement of operating goals and the availability of funds.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $35,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company’s days sales outstanding increased from 72 days at December 31, 2009 to 79 days at March 31, 2010.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $2,218,731 at March 31, 2010 and at December 31, 2009 was $2,603,370 or a decrease of $384,639.  Inventory turnover decreased to 6.5 for the three months ended March 31, 2010, compared to 6.7 at December 31, 2009, on an annualized basis.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2009.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis.  Licensing fees are recognized under the accrual method unless collectibility is in doubt, in which event revenue is recognized as cash is received.  Certain sales of Soundwall, Slenderwall™, and other architectural concrete products are recognized upon completion of units produced under long-term contracts.  When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined. Changes in job performance, conditions and contract settlements that affect profit are recognized in the period in which the changes occur.  Unbilled trade accounts receivable represents revenue earned on units produced for a specific customer contract and not yet billed.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production remained relatively stable during 2009 and the first three months of 2010.

Sales Backlog

As of May 3, 2010, the Company’s sales backlog was approximately $11,400,000, as compared to approximately $15,900,000 at the same date in 2009.  The majority of the projects relating to the sales backlog are scheduled to be shipped during 2010.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set®, Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5,000,000 to $7,000,000 annually.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4T.   Controls and Procedures

(a)    Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2010.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.      Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A.   Risk Factors

Not required

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.      Defaults Upon Senior Securities

None

ITEM 4.      Removed and Reserved

ITEM 5.      Other Information

None

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

Date: May 13, 2010
By: /s/ Rodney I. Smith

Rodney I. Smith, President
(Principal Executive Officer)

Date: May 13, 2010
By: /s/ William A. Kenter

William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended March 31, 2010

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