Form 10-Q
period 2010-06-30
SMITH MIDLAND CORP
filed 2010-08-13
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, $.01 par value, outstanding as of August 6, 2010: 4,661,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited), June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2010 and June 30, 2009	5
	Condensed Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 2010 and June 30, 2009	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and June 30, 2009	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Removed and Reserved	19

Item 5.	Other Information	19

Item 6	Exhibits	19
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

	Signatures	20

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$668,108	$2,929,868
Accounts receivable

Trade - billed, (less allowance for doubtful accounts of $296,661 and $253,082)	6,693,439	4,134,729
Trade - unbilled	1,734,891	713,322
Inventories
Raw materials	593,572	648,023
Finished goods	1,274,606	1,955,347
Prepaid expenses and other assets	139,722	80,786
Prepaid income taxes	-	138,003
Deferred taxes	480,000	444,000

Total current assets	11,584,338	11,044,078

Property and equipment, net	4,599,391	4,183,124

Total other assets	115,130	127,552

Total assets	$16,298,859	$15,354,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$1,423,884	$1,205,228
Accrued expenses and other liabilities	764,958	1,063,445
Accrued income taxes payable	165,159	-
Current maturities of notes payable	459,392	481,078
Customer deposits	696,355	704,270

Total current liabilities	3,509,748	3,454,021

Notes payable - less current maturities	2,925,695	3,077,302
Deferred tax liability	340,000	337,000

Total liabilities	6,775,443	6,868,323

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000
shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000
shares; 4,702,882 issued and outstanding	47,029	47,029
Additional paid-in capital	4,837,933	4,812,401
Retained earnings	4,740,754	3,729,301

	9,625,716	8,588,731
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	9,523,416	8,486,431

Total liabilities and stockholders' equity	$16,298,859	$15,354,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue
Products sales and leasing	$6,543,501	$6,136,732
Shipping and installation revenue	694,134	1,067,236
Royalties	453,932	393,617

Total revenue	7,691,567	7,597,585

Cost of goods sold	5,563,403	4,905,919

Gross profit	2,128,164	2,691,666

Operating expenses
General and administrative expenses	641,434	892,585
Selling expenses	613,719	558,494

Total operating expenses	1,255,153	1,451,079

Operating income	873,011	1,240,587

Other income (expense)
Interest expense	(46,051)	(59,627)
Interest income	4,161	529
Gain on sale of assets	1,539	4,279
Other, net	(472)	(117)

Total other (expense)	(40,823)	(54,936)

Income before income tax expense	832,188	1,185,651

Income tax expense	320,993	488,000

Net income	$511,195	$697,651

Basic earnings per share	$0.11	$0.15
Diluted earnings per share	$0.11	$0.15

Weighted average number of common shares outstanding:
Basic	4,702,882	4,670,882
Diluted	4,786,812	4,733,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenue
Products sales and leasing	$12,026,370	$13,484,224
Shipping and installation revenue	1,119,340	2,411,432
Royalties	897,876	835,869

Total revenue	14,043,586	16,731,525

Cost of goods sold	9,930,945	11,217,123

Gross profit	4,112,641	5,514,402

Operating expenses
General and administrative expenses	1,223,758	1,573,970
Selling expenses	1,181,500	1,127,281

Total operating expenses	2,405,258	2,701,251

Operating income	1,707,383	2,813,151

Other income (expense)
Interest expense	(88,499)	(121,332)
Interest income	16,531	1,014
Gain on sale of assets	4,667	24,102
Other, net	(629)	(256)

Total other (expense)	(67,930)	(96,472)

Income before income tax expense	1,639,453	2,716,679

Income tax expense	628,000	1,079,000

Net income	$1,011,453	$1,637,679

Basic earnings per share	$0.22	$0.35
Diluted earnings per share	$0.21	$0.35

Weighted average number of common shares outstanding:
Basic	4,702,882	4,670,882
Diluted	4,807,240	4,733,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Reconciliation of net income to cash provided (absorbed)
by operating activities
Net income	$1,011,453	$1,637,679
Adjustments to reconcile net income to net cash provided (absorbed)
by operating activities:
Depreciation and amortization	357,233	347,187
Stock option compensation expense	25,532	51,532
Gain on disposal of fixed assets	(4,668)	(24,102)
Deferred taxes	(33,000)	76,000
(Increase) decrease in:
Accounts receivable - billed	(2,558,710)	443,940
Accounts receivable - unbilled	(1,021,569)	539,048
Inventories	735,192	106,814
Prepaid taxes and other assets	91,620	327,873
Increase (decrease) in:
Accounts payable - trade	218,525	(813,561)
Accrued expenses and other	(298,487)	(420,341)
Accrued income taxes payable	165,159	183,090
Customer deposits	(7,915)	(301,891)

Net cash provided (absorbed) by operating activities	(1,319,635)	2,153,268

Cash flows from investing activities:
Purchases of property and equipment	(785,683)	(421,626)
Proceeds from sale of fixed assets	16,851	42,288

Net cash absorbed by investing activities	(768,832)	(379,338)

Cash flows from financing activities:
Repayments on lines of credit, net	-	(500,000)
Proceeds from long-term borrowings	52,157	-
Repayments of long-term borrowings and capital leases	(225,450)	(380,962)

Net cash provided (absorbed) by financing activities	(173,293)	(880,962)

Net increase (decrease) in cash and cash equivalents	(2,261,760)	892,968

Cash and cash equivalents
Beginning of period	2,929,868	1,363,284

End of period	$668,108	$2,256,252

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 308,166 and 260,666 for the three months ended June 30, 2010 and 2009, and 258,166 and 429,491 for the six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010	2009
Basic earnings per share

Income available to common shareholder	$511,195	$697,651

Weighted average shares outstanding	4,702,882	4,670,882

Basic earnings per share	$0.11	$0.15

Diluted earnings per share

Income available to common shareholder	$511,195	$697,651

Weighted average shares outstanding	4,702,882	4,670,882
Dilutive effect of stock options	83,930	104,267

Total weighted average shares outstanding	4,786,812	4,775,149

Diluted earnings per share	$0.11	$0.15

	Six Months Ended June 30,
	2010	2009
Basic earnings per share

Income available to common shareholder	$1,011,453	$1,637,679

Weighted average shares outstanding	4,702,882	4,670,882

Basic earnings per share	$0.22	$0.35

Diluted earnings per share

Income available to common shareholder	$1,011,453	$1,637,679

Weighted average shares outstanding	4,702,882	4,670,882
Dilutive effect of stock options	104,358	63,100

Total weighted average shares outstanding	4,807,240	4,733,982

Diluted earnings per share	$0.21	$0.35

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, stock option expense for the three months ended June 30, 2010 and 2009 was $10,917 and $27,017, respectively and for the six months ended June 30, 2010 and 2009 was $25,532 and $51,532, respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.  The Company did not issue any stock options for the six months ended June 30, 2010.

The following table summarized options outstanding at June 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	594,990	$1.59
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding options at end of quarter	594,990	1.59

Outstanding exercisable options at end of quarter	556,271	1.62

The intrinsic value of outstanding and exercisable options at June 30, 2010 was approximately $110,000 and $105,000, respectively.

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

NOTE 5. – SUBSEQUENT EVENTS

Management has evaluated events and transactions occurring subsequent to June 30, 2010 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date except for the renewal of certain lines of credit with Summit Community Bank as follows.  The Company executed a $2,000,000 line of credit constituting a renewal of the then existing $1,500,000 line of credit.  The new line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime plus .5% and matures on July 7, 2011.  In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for the purchase of equipment which expires on May 6, 2011.  The Company also received a commitment for a commercial business line of credit to improve its property located in Midland, VA, in the amount of $575,000.

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

While the Company’s results of operations for the six months ended June 30, 2010 were very positive, sales and net income were down from the same period in 2009.  A significant reason for the decrease in both sales and net income was the contract for rental of highway barrier for the presidential inauguration held in January of 2009 resulting in unusually high sales and earnings for the first quarter of 2009.  In addition, the construction industry recession has had a negative impact on the Company’s sales overall.  The Company believes the results of operations for 2010 will be positive, particularly as the economy is showing positive signs of recovery; however, no assurance can be given in respect to future results of operations.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Sales By Type

	2010	2009	Change	% of Change
Product Sales:
Soundwall Sales	$2,024,707	$726,274	$1,298,433	179%
Architectural Panel Sales	506,850	2,937,471	(2,430,621)	-83%
Miscellaneous Wall Sales	15,354	8,236	7,118	86%
Total Wall Sales	2,546,911	3,671,981	(1,125,070)	-31%
Barrier Sales	1,547,908	1,061,949	485,958	46%
Beach Prisms	6,375	31,875	(25,500)	-80%
Easi-Set and Easi-Span Building Sales	751,808	455,901	295,907	65%
Utility and Farm Product Sales	804,238	566,898	237,340	42%
Barrier Rentals	439,508	90,458	349,050	386%
Miscellaneous Product Sales	446,753	257,669	189,084	73%
Total Product Sales	6,543,501	6,136,732	406,769	7%
Shipping and Installation	694,134	1,067,236	(373,102)	-35%
Royalties income	453,932	393,617	60,315	15%
Total Service Revenue	1,148,066	1,460,853	(312,787)	-21%

Total Sales	$7,691,567	$7,597,585	$93,982	1%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased during the period as a result of the economic recession in the construction industry.  For the three months ended June 30, 2010, the Company‘s production facilities were employed primarily producing soundwall panels for several highway contracts.  While the Company did not produce a significant amount of architectural panels during the period, the Company is scheduled to begin production on several new architectural contracts in the in the latter half of 2010.  There were no Slenderwall™ sales for the three months ended June 30, 2010 and 2009; however, the Company has a Slenderwall™ contract which will begin production in the latter half of 2010.

Barrier Sales – Barrier sales were strong during the three months ended June 30, 2010 compared to the same period in 2009.  The increase in sales is a direct result of an increase in road projects by federal and state governments.  It is anticipated by the Company that barrier sales will moderate over the second half of 2010.

Easi-Set® and Easi-Span® Building Sales – Building sales increased significantly during the three months ended June 30, 2010 compared to the same period in 2009.  The increase was primarily due to increased marketing activities for buildings as well as the addition of two new sales persons.  Increasing Easi-Set®, Easi-Span® and restroom building sales is a major marketing goal for the Company that began in late 2009 and will continue through 2010.  Based on the current backlog of building orders, management believes building sales will be moderately higher in 2010 than in 2009, although no assurance can be given.

Utility and Farm Sales – Utility and farm product sales increased significantly for the three months ended June 30, 2010 compared to the same period 2009.  The increase relates to a contract awarded to the Company for utility manholes for a state highway project in northern Virginia.  Management believes that utility and farm product sales will remain strong for the remainder of 2010.

Barrier Rentals – Barrier rentals increased significantly for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to an increase in state and federal highway projects during the period.

Shipping and Installation – Shipping and installation revenue decreased significantly for the three months ended June 30, 2010 compared to the same period in 2009 due primarily to shipping schedules of manufactured soundwall panels which will be shipped in the latter half of 2010.  In addition, the Company is currently producing less architectural wall panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.  The Company has several architectural contracts that will begin in the fall of 2010 which include installation services.

Royalty Income – Royalty revenue increased slightly during the three months June 30, 2010 as a result of increased sales of barrier by our licensees and the addition of four new licensees during 2009.

Cost of Goods Sold – Total cost of goods sold for the three months ended June 30, 2010 was $5,563,403, an increase of $657,484, or 13%, from $4,905,919 for the same period in 2009.  Total cost of goods sold, as a percentage of total revenue, not including royalties, increased to 77% for the three months ended June 30, 2010 from 68% for the same period in 2009.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to the change in product mix for the period.  The Company continues to focus on improving production processes in 2010, through the use of lean manufacturing.

General and Administrative Expenses – For the three months ended June 30, 2010, the Company's general and administrative expenses decreased by $251,150, or 28%, to $641,434 from $892,585 during the same period in 2009.  The decrease in expense primarily resulted from a decrease in use tax charged on installation of architectural walls and as noted in the revenue analysis discussed above, there was a significant decrease in architectural wall sales for the period, and a decrease in overall expenses during the period.  General and administrative expense as a percentage of total revenue was 8% and 12% for the three months ended June 30, 2010 and 2009, respectively.

Selling Expenses – Selling expenses for the three months ended June 30, 2010 increased to $613,719 from $558,494 for the same period in 2009, or 10%.  The increase was due in part to higher commissions earned, two additional salespersons and a general increase in overall expenses during the three months ended June 30, 2010 compared to the same period in 2009.

Operating Income – The Company had operating income for the three months ended June 30, 2010 of $873,011 compared to operating income of $1,240,587 for the same period in 2009, a decrease of $367,576, or 30%.  The decrease in operating income was primarily the result of decreased revenues and an increase in cost of goods sold as a result of a change in the product mix during the period.

Interest Expense – Interest expense was $46,051 for the three months ended June 30, 2010 compared to $59,627 for the same period in 2009.  The decrease of $13,576, or 23%, was due primarily to a decrease in notes payable outstanding and a modest reduction of interest on certain notes payable during the period.

Income Tax Expense – The Company had income tax expense of $320,993 for the three months ended June 30, 2010 compared to $488,000 for the same period in 2009.

Net Income – The Company had net income of $511,195 for the three months ended June 30, 2010, compared to net income of $697,651 for the same period in 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Sales By Type

	2010	2009	Change	% of Change
Product Sales:
Soundwall Sales	$5,215,958	$2,652,431	$2,563,526	97%
Architectural Panel Sales	509,982	4,321,208	(3,811,226)	-88%
Miscellaneous Wall Sales	15,354	8,236	7,118	86%
Total Wall Sales	5,741,294	6,981,875	(1,240,581)	-18%
Barrier Sales	2,301,281	1,570,955	730,326	46%
Beach Prisms	12,408	31,875	(19,467)	-61%
Easi-Set and Easi-Span Building Sales	1,463,602	1,731,605	(268,003)	-15%
Utility and Farm Product Sales	1,279,921	1,100,831	179,090	16%
Barrier Rentals	557,564	1,378,197	(820,633)	-60%
Miscellaneous Product Sales	670,301	688,886	(18,584)	-3%
Total Product Sales	12,026,370	13,484,223	(1,457,853)	-11%
Shipping and Installation	1,119,340	2,411,432	(1,292,092)	-54%
Royalties income	897,876	835,869	62,006	7%
Total Service Revenue	2,017,216	3,247,302	62,006	2%

Total Sales	$14,043,586	$16,731,525	$(2,687,939)	-16%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased during the period as a result of the economic recession in the construction industry.  For the six months ended June 30, 2010, the Company‘s production facilities were employed primarily producing soundwall panels for several highway contracts.  While the Company did not produce a significant amount of architectural panels during the period, the Company is scheduled to begin production on several new architectural contracts in the fall of 2010. .  There were no Slenderwall™ sales for the six months ended June 30, 2010 and 2009; however, the Company has a Slenderwall™ contract which will begin production in the latter half of 2010.

Barrier Sales – Barrier sales were strong in the six months ended June 30, 2010 compared to the same period in 2009.  The increase sales are a direct result of an increase in highway projects by federal and state governments.  It is anticipated by the Company that barrier sales will moderate over the second half of 2010.

Easi-Set® and Easi-Span® Building Sales – Building sales declined slightly during the six months ended June 30, 2010 compared to the same period in 2009.  The decrease was primarily due to the high level of sales for the first quarter of 2009 which included several large building orders for military use as well as a large order for utility construction.  Increasing Easi-Set®, Easi-Span® and restroom building sales is a major marketing goal for the Company that began in late 2009 and will continue through 2010.  Based on the current backlog of building orders, management believes building sales will be moderately higher in 2010 than in 2009, although no assurance can be given.

Utility and Farm Sales – Utility and farm product sales increased slightly for the six months ended June 30, 2010 compared to the same period 2009.  The increase relates to a contract awarded to the Company for utility manholes for a state highway project in northern Virginia.  Management believes that utility and farm product sales will remain strong for the remainder of 2010.

Barrier Rentals – Barrier rentals were down significantly for the six months ended June 30, 2010 compared to 2009, primarily due to the rental of barrier for the Presidential Inauguration in January 2009.

Shipping and Installation – Shipping and installation revenue decreased significantly for the six months ended June 30, 2010 compared to the same period in 2009 due primarily to shipping schedules of manufactured soundwall panels which will be shipped in the latter half of 2010.  In addition, the Company is currently producing less architectural wall panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.  The Company has several architectural contracts that will begin in the fall of 2010 which include installation services.

Royalty Income – Royalty revenue increased slightly during 2010 as a result of increased sales of barrier by our licensees and the addition of four new licensees in 2009.

Cost of Goods Sold – Total cost of goods sold for the three months ended June 30, 2010 was $9,930,945, a decrease of $1,286,178, or 12%, from $11,217,123 for the same period in 2009.  Total cost of goods sold, as a percentage of total revenue, not including royalties, increased to 76% for the six months ended June 30, 2010 from 71% for the same period in 2009.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to the change in product mix and a decrease in sales for the period.  The Company continues to focus on improving production processes in 2010, through the use of lean manufacturing.

General and Administrative Expenses – For the six months ended June 30, 2010, the Company's general and administrative expenses decreased by $350,212 or 22%, to $1,223,758 from $1,573,970 during the same period in 2009.  The decrease in expense primarily resulted from a decrease in use tax charged on installation of architectural walls as noted in the revenue analysis discussed above, there was a significant decrease in architectural wall sales for the period, and a decrease in overall expenses during the period.  General and administrative expense as a percentage of total revenue was 9% for the six months ended June 30, 2010 and 2009.

Selling Expenses – Selling expenses for the six months ended June 30, 2010 increased to $1,181,500 from $1,127,281 for the same period in 2009, or 5%.  The increase was due in part to higher commissions earned, two additional salespersons and a general increase in overall expenses during the six months ended June 30, 2010 compared to the same period in 2009.

Operating Income – The Company had operating income for the six months ended June 30, 2010 of $1,707,383 compared to operating income of $2,813,181 for the same period in 2009, a decrease of $1,105,768, or 39%.  The decrease in operating income was primarily the result of decreased revenues and an increase in cost of goods sold as a result of a change in the product mix during the period.

Interest Expense – Interest expense was $88,499 for the six months ended June 30, 2010 compared to $121,332 for the same period in 2009.  The decrease of $32,833, or 27%, was due primarily to a decrease in notes payable outstanding and a modest reduction of interest on certain notes payable during the period.

Income Tax Expense – The Company had income tax expense of $628,000 for the six months ended June 30, 2010 compared to $1,079,000 for the same period in 2009.

Net Income – The Company had net income of $1,011,453 for the six months ended June 30, 2010, compared to net income of $1,637,679 for the same period in 2009.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first six months of 2010 primarily from cash balances.  The Company had $3,385,087 of debt obligations at June 30, 2010, of which $459,392 was scheduled to mature within twelve months.  During the six months ended June 30, 2010, the Company made repayments of outstanding debt in the amount $225,450.  The Company executed a $2,000,000 line of credit subsequent to the end of June 30, 2010, constituting a renewal of the then existing $1,500,000 line of credit.  The new line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime plus .5% and matures on July 7, 2011.  In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for the purchase of equipment which expires on May 6, 2011.  The Company also received a commitment on May 6, 2010 for a commercial business line of credit to improve its property located in Midland, VA, in the amount of $575,000.

At June 30, 2010, the Company had cash totaling $668,108 compared to cash totaling $2,929,868 on December 31, 2009.  The decrease in cash is a result of an increase in billed and unbilled receivables in the total amount of $3,580,279 for the six months ended June 30, 2010.  The increase in unbilled receivables is a result of several large projects that were produced during the quarter but not billed to the customer until July 2010.  The increase in billed receivables relates to the billing of a large project, of which a significant amount was produced and billed during the quarter.  The increase in unbilled receivables will reverse as it is converted to accounts receivable and ultimately to cash over the remainder of 2010.  During the period, operating activities absorbed $1,319,635, investing activities absorbed $768,832, and financing activities absorbed $173,293.

Capital spending totaled $785,683 for the six months ended June 30, 2010, as compared to $421,626 for the same period in 2009.  The 2010 expenditures were primarily for the upgrade and replacement of equipment in the precast plant and additional highway barrier for rental operations.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2010 based on the achievement of operating goals and the availability of funds.  Total annual expenditures for 2010 for capital assets is estimated at $1.0 million.

As a result of the Company’s existing debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $33,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company’s average days sales outstanding decreased from 70 days for the year ended December 31, 2009 to 67 days for the six months ended June 30, 2010.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available line of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,868,178 at June 30, 2010 and at December 31, 2009 was $2,603,370 or a decrease of $735,192.  Inventory turnover was 8.3 for the six months ended June 30, 2010, and 6.7 at December 31, 2009, on an annualized basis.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production remained relatively stable during 2009 and the first six months of 2010.

Sales Backlog

As of August 2, 2010, the Company’s sales backlog was approximately $11.0 million, as compared to approximately $13.0 million at the same date in 2009.  It is estimated that approximately 75% of the projects in the sales backlog will be produced during 2010.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set®, Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5,000,000 to $7,000,000 annually.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4T. Controls and Procedures

(a)  Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2010.

(b)  Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: August 13, 2010	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the six months ended June 30, 2010

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