Form 10-Q
period 2010-09-30
SMITH MIDLAND CORP
filed 2010-11-12
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, $.01 par value, outstanding as of November 9, 2010: 4,661,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited), September 30, 2010 and December 31, 2009	3

		Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2010 and September 30, 2009	5

		Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2010 and September 30, 2009	6

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and September 30, 2009	7

		Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	Removed and Reserved	19

	Item 5.	Other Information	19

	Item 6	Exhibits	19
		Exhibit 10.1
		Exhibit 10.2
		Exhibit 10.3
		Exhibit 10.4
		Exhibit 10.5
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32

		Signatures	20

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2010	2009
Current assets
Cash and cash equivalents	$1,600,051	$2,929,868
Accounts receivable
Trade - billed, (less allowance for doubtful accounts of $309,931 and $253,082)	4,898,335	4,134,729
Trade - unbilled	4,010,201	713,322
Inventories
Raw materials	529,518	648,023
Finished goods	1,341,602	1,955,347
Prepaid expenses and other assets	136,961	80,786
Prepaid income taxes	-	138,003
Deferred taxes	446,000	444,000

Total current assets	12,962,668	11,044,078

Property and equipment, net	4,637,286	4,183,124

Total other assets	115,373	127,552

Total assets	$17,715,327	$15,354,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2010	2009
Current liabilities
Accounts payable - trade	$1,313,629	$1,205,228
Accrued expenses and other liabilities	1,599,880	1,063,445
Accrued income taxes payable	221,650	-
Current maturities of notes payable	515,463	481,078
Customer deposits	272,169	704,270

Total current liabilities	3,922,791	3,454,021

Notes payable - less current maturities	2,820,112	3,077,302
Deferred tax liability	539,000	337,000

Total liabilities	7,281,903	6,868,323

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000 shares; 4,702,882 issued and outstanding	47,029	47,029
Additional paid-in capital	4,846,454	4,812,401
Retained earnings	5,642,241	3,729,301

	10,535,724	8,588,731
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,433,424	8,486,431

Total liabilities and stockholders' equity	$17,715,327	$15,354,754

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Revenue
Products sales and leasing	$7,505,181	$5,514,234
Shipping and installation revenue	1,071,157	1,602,784
Royalties	419,620	435,157

Total revenue	8,995,958	7,552,175

Cost of goods sold	6,169,371	5,471,205

Gross profit	2,826,587	2,080,970

Operating expenses
General and administrative expenses	668,727	822,647
Selling expenses	699,421	498,934

Total operating expenses	1,368,148	1,321,581

Operating income	1,458,439	759,389

Other income (expense)
Interest expense	(38,104)	(46,252)
Interest income	1,393	13,344
Gain on sale of assets	2,321	37,355
Other, net	438	(645)

Total other (expense)	(33,952)	3,802

Income before income tax expense	1,424,487	763,191

Income tax expense	523,000	272,000

Net income	$901,487	$491,191

Basic earnings per share	$0.19	$0.11
Diluted earnings per share	$0.19	$0.10

Weighted average number of common shares outstanding:
Basic	4,702,882	4,670,882
Diluted	4,792,796	4,841,767

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Revenue
Products sales and leasing	$19,531,551	$18,998,458
Shipping and installation revenue	2,190,497	4,014,216
Royalties	1,317,496	1,271,026

Total revenue	23,039,544	24,283,700

Cost of goods sold	16,100,316	16,688,328

Gross profit	6,939,228	7,595,372

Operating expenses
General and administrative expenses	1,892,485	2,396,617
Selling expenses	1,880,921	1,626,215

Total operating expenses	3,773,406	4,022,832

Operating income	3,165,822	3,572,540

Other income (expense)
Interest expense	(126,603)	(167,585)
Interest income	17,924	14,358
Gain on sale of assets	6,988	61,457
Other, net	(191)	(900)

Total other (expense)	(101,882)	(92,670)

Income before income tax expense	3,063,940	3,479,870

Income tax expense	1,151,000	1,351,000

Net income	$1,912,940	$2,128,870

Basic earnings per share	$0.41	$0.46
Diluted earnings per share	$0.40	$0.45

Weighted average number of common shares outstanding:
Basic	4,702,882	4,670,882
Diluted	4,802,516	4,773,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income	$1,912,940	$2,128,870
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	545,569	519,936
Stock option compensation expense	34,054	71,231
Gain on disposal of fixed assets	(6,988)	(61,457)
Deferred taxes	200,000	49,000
(Increase) decrease in:
Accounts receivable - billed	(763,606)	410,217
Accounts receivable - unbilled	(3,296,879)	(18,510)
Inventories	732,250	616,390
Prepaid taxes and other assets	(43,996)	347,983
Increase (decrease) in:
Accounts payable - trade	108,401	(1,192,967)
Accrued expenses and other	536,434	(274,214)
Accrued income taxes payable	359,653	378,998
Customer deposits	(432,101)	(320,375)

Net cash provided (absorbed) by operating activities	(114,269)	2,655,102

Cash flows from investing activities:
Purchases of property and equipment	(1,012,054)	(604,790)
Proceeds from sale of fixed assets	19,311	86,388

Net cash absorbed by investing activities	(992,743)	(518,402)

Cash flows from financing activities:
Repayments on lines of credit, net	-	(500,000)
Proceeds from long-term borrowings	118,505	-
Repayments of long-term borrowings and capital leases	(341,310)	(487,614)

Net cash provided (absorbed) by financing activities	(222,805)	(987,614)

Net increase (decrease) in cash and cash equivalents	(1,329,817)	1,149,086

Cash and cash equivalents
Beginning of period	2,929,868	1,363,284

End of period	$1,600,051	$2,512,370

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$126,603	$167,585
Cash Payments for income taxes	$476,500	$664,728

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 258,166 and 260,666 for the three months ended September 30, 2010 and 2009, and 258,166 and 312,666 for the nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended
	September 30,
	2010	2009
Basic earnings per share

Income available to common shareholder	$901,487	$491,191

Weighted average shares outstanding	4,702,882	4,670,882

Basic earnings per share	$0.19	$0.11

Diluted earnings per share

Income available to common shareholder	$901,487	$491,191

Weighted average shares outstanding	4,702,882	4,670,882
Dilutive effect of stock options	89,914	170,885

Total weighted average shares outstanding	4,792,796	4,841,767

Diluted earnings per share	$0.19	$0.10

	Nine Months Ended
	September 30,
	2010	2009
Basic earnings per share

Income available to common shareholder	$1,912,940	$2,128,870

Weighted average shares outstanding	4,702,882	4,670,882

Basic earnings per share	$0.41	$0.46

Diluted earnings per share

Income available to common shareholder	$1,912,940	$2,128,870

Weighted average shares outstanding	4,702,882	4,670,882
Dilutive effect of stock options	99,634	102,546

Total weighted average shares outstanding	4,802,516	4,773,428

Diluted earnings per share	$0.40	$0.45

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, stock option expense for the three months ended September 30, 2010 and 2009 was $8,522 and $19,699, respectively and for the nine months ended September 30, 2010 and 2009 was $34,054 and $71,231, respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.  The Company did not issue any stock options for the nine months ended September 30, 2010.

The following table summarized options outstanding at September 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	594,990	$1.59
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding options at end of quarter	594,990	1.59

Outstanding exercisable options at end of quarter	556,271	1.62

The intrinsic value of outstanding and exercisable options at September 30, 2010 was approximately $122,000 and $115,000, respectively.

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

In July 2010, the FASB issued FASB ASC 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This standard amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010.  We believe the adoption of this standard will not have a material effect on our financial statements.

NOTE 5. – SUBSEQUENT EVENTS

As of November 12, 2010, the date on which the Company issued these financial statements, management has evaluated events and transactions occurring subsequent to September 30, 2010 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

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

While the Company’s results of operations for the nine months ended September 30, 2010 were very positive, sales and net income were down from the same period in 2009.  A significant reason for the decrease in both sales and net income was the contract for rental of highway barrier for the presidential inauguration held in January of 2009 resulting in unusually high sales and earnings for the first quarter of 2009.  In addition, the construction industry recession has had a slightly negative impact on the Company’s sales overall.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenue By Type
	2010	2009	Change	% of Change
Product Sales:
Soundwall Sales	$2,715,827	$230,691	$2,485,137	1077%
Architectural Panel Sales	54,894	867,063	(812,169)	-94%
Slenderwall Sales	442,042	-	442,042	-
Total Wall Sales	3,212,764	1,097,754	2,115,010	193%
Barrier Sales	1,321,423	1,734,027	(412,604)	-24%
Beach Prisms	-	2,907	(2,907)	-100%
Easi-Set and Easi-Span Building Sales	931,047	1,157,804	(226,757)	-20%
Utility and Farm Product Sales	589,818	526,845	62,973	12%
Miscellaneous Product Sales	1,249,012	876,848	372,164	42%
Total Product Sales	7,304,063	5,396,185	1,907,879	35%
Shipping and Installation	1,071,157	1,602,784	(531,627)	-33%
Barrier Rentals	201,118	118,050	83,068	70%
Royalties income	419,620	435,157	(15,537)	-4%
Total Service Revenue	1,691,895	2,155,990	(464,095)	-22%

Total Revenue	$8,995,958	$7,552,175	$1,443,783	19%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales increased during the period as a result of a large contract for the manufacturing and delivery of Soundwall in the state of Maryland.  This contract will continue for the remainder of 2010 and into the first quarter of 2011.  While the Company did not produce a significant amount of architectural panels during the period, the Company is scheduled to begin production on several new architectural contracts in the fourth quarter of 2010.  The Company has a contract for the production of Slenderwall™ which started in third quarter 2010 and will finish in the fourth quarter of 2010.  There were no Slenderwall™ sales for the same period of 2009.

Barrier Sales – Barrier sales decreased during the three months ended September 30, 2010 compared to the same period in 2009.  While there was a decrease in barrier sales during the period, sales have remained above expectation for the nine month period ended September 30, 2010.  It is anticipated, due to a decrease in road projects by federal and state governments, that barrier sales will moderate slightly in the fourth quarter of 2010.

Easi-Set® and Easi-Span® Building Sales – Building sales decreased moderately during the three months ended September 30, 2010 compared to the same period in 2009.  The decrease in Building sales was primarily due to scheduled times for the production and delivery of Building orders in the backlog.  Based on the current backlog of building orders, management believes building sales will be moderately higher in the final quarter of 2010.  Management believes that the decrease in building sale in the current year to be also attributable to the current economic conditions

Utility and Farm Product Sales – Utility and farm product sales increased by 18% for the three months ended September 30, 2010 compared to the same period 2009.  The increase relates to a contract awarded to the Company for utility manholes for a state highway project in northern Virginia.  Management believes that utility and farm product sales will remain strong for the remainder of 2010.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the three months ended September 30, 2010, miscellaneous sales increased by 42% over the same period in 2009.  The increase in sales relates to a large contract to manufacture, ship and install 18 specialty buildings at the Marine Corps facility at Camp Lejeune, NC.

Shipping and Installation – Shipping and installation revenue decreased by $531, 627 for the three months ended September 30, 2010 compared to the same period in 2009 due primarily to the shipping schedule for Soundwall panels manufactured in early 2010 which will start shipping in the fourth quarter of 2010.  In addition, the Company is currently producing less architectural wall panels which require installation as opposed to Soundwall panels which normally do not require installation by the Company.  Shipping and installation revenue is expected to remain below 2009 levels for the remainder of 2010.

Barrier Rentals – Barrier rentals increased significantly for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the reluctance of customers to purchase Barrier in uncertain economic conditions.

Royalty Income – Royalty revenue decreased slightly during the three months ended September 30, 2010, compared to the same period in 2009.  The majority of the royalties earned in 2010 are from Barrier sales by licensees.  The Company expects royalty revenue to remain at the same level for the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the three months ended September 30, 2010 was $6,169,371, an increase of $698,166, or 13%, from $5,471,205 for the same period in 2009.  The increase in total cost of goods sold results from the increase in sales for the three months ended September 30, 2010, compared to the same period in 2009.  Total cost of goods sold, as a percentage of total revenue, not including royalties, decreased to 72% for the three months ended September 30, 2010 from 77% for the same period in 2009.  The decrease in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to the change in product mix for the period, a shift to projects with more profitable margins, and a better use of manpower in the manufacturing process.

General and Administrative Expenses – For the three months ended September 30, 2010, the Company's general and administrative expenses decreased by $153,920, or 19%, to $668,727 from $822,647 during the same period in 2009.  The decrease in expense primarily resulted from a decrease in use tax charged on installation of architectural walls and as noted in the revenue analysis discussed above, there was a significant decrease in architectural wall sales for the period, and a decrease in overall expenses during the period such as bad debts and legal fees.  General and administrative expense as a percentage of total revenue was 7% and 11% for the three months ended September 30, 2010 and 2009, respectively.

Selling Expenses – Selling expenses for the three months ended September 30, 2010 increased to $699,421 from $498,934 for the same period in 2009, or 40%.  The increase was due in part to higher salaries and commissions earned, two additional salespersons and a general increase in overall expenses such as advertising and travel expenses during the three months ended September 30, 2010 compared to the same period in 2009.

Operating Income – The Company had operating income for the three months ended September 30, 2010 of $1,458,439 compared to operating income of $759,389 for the same period in 2009, a increase of $699,050, or 92%.  The increase in operating income was primarily the result of increased revenues and a decrease in cost of goods sold as more fully described above.

Interest Expense – Interest expense was $38,104 for the three months ended September 30, 2010 compared to $46,252 for the same period in 2009.  The decrease of $8,148, or 18%, was due primarily to a decrease in notes payable outstanding during the period.

Income Tax Expense – The Company had income tax expense of $523,000 for the three months ended September 30, 2010 compared to $272,000 for the same period in 2009.

Net Income – The Company had net income of $901,487 for the three months ended September 30, 2010, compared to net income of $491,191 for the same period in 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenue By Type
	2010	2009	Change	% of Change
Product Sales:
Soundwall Sales	$7,931,785	$2,883,122	$5,048,663	175%
Architectural Panel Sales	651,406	5,188,272	(4,536,866)	-87%
Slenderwall Sales	442,042	-	442,042	-
Miscellaneous Wall Sales	-	8,236	(8,236)	-100%
Total Wall Sales	9,025,233	8,079,629	945,604	12%
Barrier Sales	3,622,704	3,328,396	294,308	9%
Beach Prisms	12,408	34,782	(22,374)	-64%
Easi-Set and Easi-Span Building Sales	2,392,348	2,850,413	(458,065)	-16%
Utility and Farm Product Sales	1,869,739	1,599,879	269,860	17%
Miscellaneous Product Sales	1,848,979	1,603,835	245,144	15%
Total Product Sales	18,771,412	17,496,935	1,274,477	7%
Shipping and Installation	2,190,497	4,014,216	(1,823,719)	-45%
Barrier Rentals	760,140	1,501,523	(741,384)	-49%
Royalties income	1,317,496	1,271,026	46,470	4%
Total Service Revenue	4,268,132	6,786,765	(2,518,633)	-37%

Total Revenue	$23,039,544	$24,283,700	$(1,244,156)	-5%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales increased during the period as a result of a large contract for the manufacturing and delivery of Soundwall in the state of Maryland.  This contract will continue for the remainder of 2010 and into the first quarter of 2011.  While the Company did not produce a significant amount of architectural panels during the period, the Company has several contracts that will begin production in the fourth quarter of 2010.  The Company is currently producing Slenderwall™ panels for a contract that started in the third quarter of 210 and will complete in by years’ end.  There were no Slenderwall™ sales for the same period of 2009.

Barrier Sales – Barrier sales increased by 9% during the nine months ended September 30, 2010 compared to the same period in 2009.  The increase in sales for 2010 is partly a result of strong barrier sales in the first six months of 2010.  It is anticipated by the Company that barrier sales will moderate slightly in the fourth quarter of 2010.

Easi-Set® and Easi-Span® Building Sales – Building sales declined by 16% or $458,065 during the nine months ended September 30, 2010 compared to the same period in 2009.  The decrease was primarily was primarily due to the timing of production and delivery of buildings currently in the Company’s’ backlog.  Increasing Easi-Set®, Easi-Span® and restroom building sales is a major marketing goal for the Company that began in late 2009 and will continue through 2010.  Based on the current backlog of building orders, management believes building sales will be moderately higher in the final quarter of 2010.  Management believes that the decrease in building sales in 2010 to be attributable to the current economic conditions.

Utility and Farm Product Sales – Utility and farm product sales increased slightly for the nine months ended September 30, 2010 compared to the same period 2009.  The increase relates to a contract awarded to the Company for utility manholes for a state highway project in northern Virginia.  Management believes that utility and farm product sales will remain strong for the remainder of 2010.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the nine months ended September 30, 2010 miscellaneous sales increased by 15% over the same period in 2009.  The increase in sales relates to a large contract to manufacture, ship and install 18 specialty buildings at the Marine Corps facility at Camp Lejeune, NC.  In addition, in the most recent period, Company produced steam tunnels for two universities in Northern Virginia.

Shipping and Installation – Shipping and installation revenue decreased by $1,823,719, or 45%, for the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to the shipping schedule for Soundwall panels manufactured early in 2010 which will start shipping in the fourth quarter of 2010.  In addition, the Company is currently producing less architectural wall panels which require installation as opposed to Soundwall panels which normally do not require installation by the Company.  Shipping and installation revenue is expected to remain below 2009 levels for the remainder of 2010.

Barrier Rentals – Barrier rentals were down significantly for the nine months ended September 30, 2010 compared to 2009, primarily due to the rental of barrier for the Presidential Inauguration in January 2009.  Management believes that barrier rentals will remain at the current levels for the remainder of the 2010.

Royalty Income – Royalty revenue increased slightly for the nine months ended September 30, 2010 as a result of increased sales of Barrier by our licensees and the addition of three new licensees in 2010.  The new licenses were for Barrier products, Slenderwall™ panels and Easi-Set® and Easi-Span® Buildings.

Cost of Goods Sold – Total cost of goods sold for the nine months ended September 30, 2010 was $16,100,316, a decrease of $588,012, or 4%, from $16,888,328 for the same period in 2009.  Total cost of goods sold, as a percentage of total revenue, not including royalties, increased to 74% for the nine months ended September 30, 2010 from 73% for the same period in 2009.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to the change in product mix and a decrease in sales for the period.  The Company continues to focus on improving production processes in 2010.

General and Administrative Expenses – For the nine months ended September 30, 2010, the Company's general and administrative expenses decreased by $504,132, or 21%, to $1,892,485 from $2,396,617 during the same period in 2009.  The decrease in expense primarily resulted from a decrease in use tax charged on installation of architectural walls, as noted in the revenue analysis discussed above, there was a significant decrease in architectural wall sales for the period, and a decrease in bad debts expense and audit and tax related expenses.  General and administrative expense as a percentage of total revenue was 8% and 10% for the nine months ended September 30, 2010 and 2009, respectively.

Selling Expenses – Selling expenses for the nine months ended September 30, 2010 increased to $1,880,921 from $1,626,215 for the same period in 2009, or 16%.  The increase was due in part to higher commissions earned, two additional salespersons, increased advertising expense and a general increase in overall expenses during the nine months ended September 30, 2010 compared to the same period in 2009.

Operating Income – The Company had operating income for the nine months ended September 30, 2010 of $3,165,822 compared to operating income of $3,572,540 for the same period in 2009, a decrease of $406,718, or 11%.  The decrease in operating income was primarily the result of decreased revenues for the period.

Interest Expense – Interest expense was $126,603 for the nine months ended September 30, 2010 compared to $167,585 for the same period in 2009.  The decrease of $40,982, or 24%, was due primarily to a decrease in notes payable outstanding during the period.

Income Tax Expense – The Company had income tax expense of $1,151,000 for the nine months ended September 30, 2010 compared to $1,351,000 for the same period in 2009.

Net Income – The Company had net income of $1,912,940 for the nine months ended September 30, 2010, compared to net income of $2,128,870 for the same period in 2009.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first nine months of 2010 primarily from cash balances and an equipment line of credit.  The Company had $3,335,575 of debt obligations at September 30, 2010, of which $515,463 was scheduled to mature within twelve months.  During the nine months ended September 30, 2010, the Company made repayments of outstanding debt in the amount $341,310.  The Company executed a $2,000,000 line of credit constituting a renewal of the existing $1,500,000 line of credit during 2010.  The new line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime plus .5% and matures on July 7, 2011.  In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for the purchase of equipment which expires on May 6, 2011.  The Company also received a commitment on May 6, 2010 for a commercial business line of credit to improve its property located in Midland, VA, in the amount of $575,000.

At September 30, 2010, the Company had cash totaling $1,600,051 compared to cash totaling $2,929,868 on December 31, 2009.  The decrease in cash is a result of an increase in unbilled receivables in the total amount of $3,296,879 for the nine months ended September 30, 2010.  The increase in unbilled receivables is a result of several large projects that are currently in production but have not been invoiced to the customer as of September 30, 2010.  As the unbilled receivables are invoiced during the final quarter of 2010, the receivables are expected to convert to cash consistent with our normal collection period.  During the period, operating activities absorbed $114,269 of cash, investing activities absorbed $992,743, and financing activities absorbed $222,805.

Capital spending totaled $1,012,054 for the nine months ended September 30, 2010, as compared to $604,790 for the same period in 2009.  The 2010 expenditures were primarily for the upgrade and replacement of equipment in the precast plant and additional highway barrier for rental operations.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2010 and 2011 based on the continued achievement of operating goals and the availability of funds.  Total annual expenditures for 2010 for capital assets are estimated at $1.2 million.  The Company is still evaluating its capital expenditures plans for 2011.

As a result of the Company’s existing variable rate debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $33,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 68 days for the year ended December 31, 2009 to 71 days for the nine months ended September 30, 2010.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,871,120 at September 30, 2010 and at December 31, 2009 was $2,603,370 or a decrease of $732,250.  Inventory turnover was 8.9 for the nine months ended September 30, 2010 and 6.7 at December 31, 2009, on an annualized basis.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production remained relatively stable during 2009 and the first nine months of 2010.

Sales Backlog

As of November 5, 2010, the Company’s sales backlog was approximately $12.0 million, as compared to approximately $14.0 million at the same date in 2009.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5,000,000 to $7,000,000 annually.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
10.1
Promissory Note, dated July 7, 2010, in the amount of $2,000,000 issued to Summit Community Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.2	The Commercial Security Agreement dated July 7, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.3
Summit Community Bank Commitment Letter dated May 6, 2010, for a line of credit in the amount of $2,000,000 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.4
Summit Community Bank Commitment Letter dated May 6, 2010, for the guidance line of credit in the amount of $1,000,000 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.5
Summit Community Bank Commitment Letter dated May 6, 2010, for the business line of credit in the amount of $575,000 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

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

SMITH-MIDLAND CORPORATION
(Registrant)

Date: November 12, 2010	By:	/s/ Rodney I. Smith
Rodney I. Smith,
President (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ William A. Kenter
William A. Kenter,
Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the nine months ended September 30, 2010

Exhibit No	Exhibit Description
10.1
Promissory Note, dated July 7, 2010, in the amount of $2,000,000 issued to Summit Community Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.2	The Commercial Security Agreement dated July 7, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.3
Summit Community Bank Commitment Letter dated May 6, 2010, for a line of credit in the amount of $2,000,000 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.4
Summit Community Bank Commitment Letter dated May 6, 2010, for the guidance line of credit in the amount of $1,000,000 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

10.5
Summit Community Bank Commitment Letter dated May 6, 2010, for the business line of credit in the amount of $575,000 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company filed with the SEC on July 19, 2010).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002