Form 10-K
period 2010-12-31
SMITH MIDLAND CORP
filed 2011-03-31
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010

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

Securities Registered Under Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐                                                   Accelerated filer  ☐

Non-accelerated Filer  ☐                                                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2010 (the last business day of the Company’s most recently completed second fiscal quarter) was $5,020,054.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.

As of March 21, 2011, the Company had outstanding 4,663,262 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	our level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the continued weakness in construction activity in 2011 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the board of directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have a separate audit committee; the board of directors functions in that role,

•	the Company’s board of directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, highway, utilities and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound, a proprietary sound absorptive finish used on the face of sound barriers to absorb some of the traffic noise, Sierra Wall™, a sound barrier primarily for roadside use; Easi-Set™ and Easi-Span™ transportable concrete buildings with patented features; and Beach Prisms erosion mitigating modules.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults and farm products such as cattleguards and water and feed troughs.

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

Market

The Company's market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the Slenderwall™ exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company also licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Spain, and Chile.

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

Easi-Set Slenderwall™ Lightweight Construction Panels

The Slenderwall™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional, piecemeal construction of the exterior walls of buildings. The Company's Slenderwall system combines the essential components of a wall system into a single unit ready for interior dry wall mounting immediately upon installation. The base design of each Slenderwall™ panel consists of a galvanized or stainless steel stud frame with an exterior surface of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior architectural concrete sheath is attached to the interior steel frame by use of epoxy coated steel connectors that position the exterior concrete approximately one-half inch away from the steel frame.

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

The Company custom designs, manufactures, installs and licenses the Slenderwall™ exterior cladding system. The exterior of the Slenderwall™ system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick.

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ (the "Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, the Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. The Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system.  This tongue and groove connection system and its welded post to foundation connection make Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.  The one-piece post and panel design reduces installation time and reduces cost.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barrier (the "J-J Hooks Barrier") is a crash-tested (privately funded), positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control.  Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.  The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating.  The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH 08 crash test requirements.  J-J Hooks Barrier meets the requirements and is NCHRP-350 TL3 approved.  In November 2009, the Company was issued a patent which contains deflection limitation blocks which improve the J-J Hooks connection performance.

The Company has applied for “design protection” of the “end taper” on each end of the barrier sections and the “J-Hook” in the United States, Canada, Australia and New Zealand.  If successful, these features cannot be copied by others.

The proprietary feature of the J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier, it resembles the letter "J" when viewed from directly above.  The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "hooks" face each other.  To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place.  The positive connection is automatically engaged.

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

The J-J Hooks Barrier has also been approved for use in state funded projects by 42 states, plus Washington, D.C. and Puerto Rico. The Company is in various stages of the application process in additional states  and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, the J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada (Nova Scotia, New Brunswick and Ontario), Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

Easi-Set Precast Building and Easi-Span™ Expandable Precast Building

The Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set Precast Buildings are available in a variety of exterior finishes and in five standard sizes, or it can be custom sized. The roof and floor of each Easi-Set Precast Buildings are manufactured using the Company's patented post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Precast Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location.

The Company also offers Easi-Span™, a line of expandable precast all concrete buildings.  Easi-Span™ incorporates the technology of the Easi-Set Precast Buildings, but are available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.  Since these larger buildings have less competition from other materials and methods, they produce higher profit margins.  Both the Easi-Span and Easi-Set buildings offer lines of fully-outfitted restrooms.

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

Softsound™ Soundwall Panels

Softsound™ soundwall panels, recently developed by the Company, utilize a “wood aggregate” sound absorptive material applied to the face of soundwall panels, which are used to absorb highway noise.  Softsound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia and Maryland.  The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals for all 50 states and Canada.

Beach Prisms™ Erosion Control modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem.  This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline.  Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™.  The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties.  The Company applied for “design protection” in the United States for the Beach Prisms™ in 2009 and received that protection in July 2010.

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

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set™ and Easi-Span™ Precast Buildings, Slenderwall™, Softsound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time license administration and training fee ranging from approximately $25,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically from 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set™/Easi-Span™ buildings and Slenderwall™ licensees pay the Company a monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Ad Ventures.

The Company has entered into 51 licensing agreements in the United States, five in Canada and one each in Belgium, New Zealand, Mexico and Australia, for a total of 60 licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities.  Four additional licensees were added in 2010 with aggregate initial licensee fees of $70,000 compared to $92,000 for 2009.

Marketing and Sales

The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

The Company has also established a cooperative advertising program in which the Company and its Easi-Set™/Easi-Span™ buildings  and Slenderwall™ licensees combine resources to promote certain precast concrete products.  Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country.  Although the Company advertises nationally, the Company's marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

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

The Company believes that the principal competitive factors for its products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service.  The Company believes that its plants in Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Mid-Atlantic regions of the United States.  Finally, the Company believes it offers a broad range of products that are very competitive in these markets.

Patents and Proprietary Information

The Company currently holds U.S., Canadian, Australian and New Zealand patents for J-J Hooks highway barrier and U.S. patents for Easi-Set Precast Building features and for SlenderWall exterior cladding system features and a U.S. patent for H2Out™ .  In 1997, a European patent for J-J Hooks was allowed and it has been registered in the U.K. and Belgium.  Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada.  A U.S. “trade dress” application for Beach Prisms has been issued in the U.S.

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

Employees

As of March 8, 2011, the Company had 139 full-time, 4 part-time employees and 30 temporary workers, of which 159 are located at the Company's Midland, Virginia facility, and 14 are located at the Company's facility located in Reidsville, North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates two manufacturing facilities.  The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant on approximately 22 acres of land in Midland, Virginia, of which the Company owns approximately 19 acres and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $24,000.  The manufacturing facility houses two concrete mixers and one concrete blender.  The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a recently enlarged steel reinforcing fabrication area of approximately 8,000 square feet.  The Company's Midland facility also includes a large storage yard for inventory and stored materials.

The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2010 had a balance of $2.6 million.

Item 3.	Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of March 1, 2011, there were approximately 60 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2010
First Quarter	$1.87	$1.20
Second Quarter	1.49	1.26
Third Quarter	1.53	1.35
Fourth Quarter	1.87	1.37

2009
First Quarter	$1.05	$0.58
Second Quarter	1.80	1.05
Third Quarter	2.28	1.52
Fourth Quarter	2.14	1.45

Dividends

The Company has not paid dividends on its Common Stock since its inception and may not pay any dividends to its stockholders in the foreseeable future.  The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.  The Company’s current loan agreement prohibits the payment of dividends to stockholders without the bank’s prior written consent, except for dividends paid in shares of the Company’s Common Stock.

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

Overview

Overall, the Company’s performance increased significantly in 2010 with net income of $2,410,811 as compared to net income of $1,809,064 for 2009, or an increase of $601,747 or 33%.  The increase in net income for the year ended December 31, 2010 is significant when considering the construction industry, as a whole, was still in the midst of a recession.

In addition to a solid financial performance, the Company was able to renew its line of credit in 2010 from $1,500,000 to $2,000,000 as well as increasing its equipment line of credit from $700,000 to $1,000,000.  The Company also received a commitment letter in the amount of $575,000 to upgrade and expand its current facilities.  The cash from operating activities enabled the Company to invest in new equipment, facilities and rental barrier in the approximate amount of $1,175,000 in a continued effort to upgrade its facilities and equipment.

Results of Operations

Year ended December 31, 2010 compared to the year ended December 31, 2009

For the year ended December 31, 2010, the Company had total revenue of $31,709,989 compared to total revenue of $29,515,483 for the year ended December 31, 2009, an increase of $2,194,505, or 7%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall sales, which include soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2010 and 2009:

Sales By Type
	2010	2009	Change	% of Change
Product Sales:
Soundwall Sales	$10,173,325	$3,663,708	$6,509,617	178%
Architectural Panel Sales	1,285,723	5,195,796	(3,910,073)	-75%
Slenderwall Sales	472,851	-	472,851	-
Miscellaneous Wall Sales	456,228	921,022	(464,794)	-50%
Total Wall Sales	12,388,127	9,780,526	2,607,601	27%
Barrier Sales	4,672,426	4,748,973	(76,547)	-2%
Beach Prisms	12,408	37,745	(25,337)	-67%
Easi-Set and Easi-Span Building Sales	3,619,917	3,842,672	(222,755)	-6%
Utility and Farm Product Sales	2,881,164	2,186,253	694,911	32%
Miscellaneous Product Sales	2,201,274	787,930	1,413,344	179%
Total Product Sales	25,775,316	21,384,099	4,391,217	21%
Royalties income	1,578,488	1,573,028	5,460	0%
Barrier Rentals	921,400	1,632,957	(711,557)	-44%
Shipping and Installation	3,434,785	4,925,399	(1,490,614)	-30%
Total Service Revenue	5,934,673	8,131,384	(2,196,711)	-27%

Total Sales	$31,709,989	$29,515,483	$2,194,506	7%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall product for a specific construction project.  Changes in the mix of wall sales depend on what contracts were in production during the period.  In 2010, the Company had fewer architectural panel contracts in production as compared to the same period in 2009.  Soundwall sales increased significantly in 2010 due primarily to a one-time large soundwall contract for a specific road project started in late 2009 for which production is expected to end pursuant to this contract in the first quarter of 2011.  Slenderwall™ sales increased in 2010 due to two new contracts awarded during the year.  There were no Slenderwall™ sales in 2009.  The Company believes Slenderwall™ sales will continue to moderately improve in 2011 as the commercial construction industry continues to recover from the current recession.

Barrier Sales – Barrier sales are dependent on the number of road projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2010, barrier sales were down slightly from the previous year.  It is anticipated by the Company that barrier sales will continue to decline in 2011.

Beach Prisms – Beach prisms is a new patented product line for the Company with the first sales beginning in 2009.  The Company is in the process of seeking to acquire the necessary licensing permits from the states of Maryland and Virginia, which has been more difficult than originally estimated; however, the Company anticipates that licensing will occur and additional sales will be forthcoming.

Easi-Set® and Easi-Span® Building Sales – Easi-Set® and Easi-Span® building sales declined by 6% compared to 2009.  The decreased sales of buildings was primarily due to decreased spending by local, state and federal governments in this area.  Increasing Easi-Set® and Easi-Span® building sales continues to be a major marketing goal for the Company in 2011.

Utility and Farm Sales – Utility and farm product sales increased by 32% in 2010, due primarily to a large contract awarded the Company for the manufacture of underground utility vaults.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  Examples would include underground steam tunnels, highway slabs or lagging panels.  Miscellaneous sales increased significantly in 2010 as compared to 2009 due to the availability of these types of jobs being bid in the local area.

Royalty Income – Royalty revenue remained relatively unchanged from 2009.  The Company signed four new licensees in 2010.

Barrier Rentals – Barrier rentals decreased significantly in 2010 compared to 2009, primarily due to the rental of barrier for the Presidential Inauguration in January 2009; however, barrier rentals excluding the 2009 inauguration rentals were significantly higher in 2010 when compared to rentals in 2009.

Shipping and Installation – Shipping and installation revenue decreased significantly in 2010 due primarily to a decrease in the sales of architectural panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.  In addition, the Company manufactured a significant number of soundwall panels in 2010 which the Company has invoiced, but are currently being stored at the Company’s facility located in Midland, VA, for shipment in 2011.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2010 was $22,682,795, an increase of $1,805,474, or 9%, from $20,877,321 for the year ended December 31, 2009.  Total cost of goods sold, as a percentage of total revenue, increased to 72% for the year ended December 31, 2010 from 71% for the year ended December 31, 2009.  While raw materials remained stable during 2010 and 2009 with little or no inflationary pressures, the Company experienced a slight increase in general overhead expense.  The Company also continued its focus on improving production processes in 2010 with the goal of reducing overall cost of goods sold for 2011.

General and Administrative Expenses – For the year ended December 31, 2010, the Company's general and administrative expenses decreased by $483,054, or 15%, to $2,711,015 from $3,194,069 during the same period in 2009.  The decrease in general and administrative expenses resulted from lower legal, accounting and professional fees and lower use tax payments on installed architectural panels.  The legal, accounting and professional fees were reduced as a result of negotiated pricing and more use of in-house expertise.  General and administrative expense as a percent of total revenue were 9% and 11% for the years ended December 31, 2010 and 2009, respectively.

Selling Expenses - Selling expenses for the year ended December 31, 2010 increased $132,484, or 6%, to $2,451,910 from $2,319,426 for the year ended December 31, 2009.  The increase was primarily due to increased advertising costs, sales commissions and travel expenses.  The Company made a strategic decision to increase its marketing efforts in response to the continued construction recession.

Operating Income – The Company had operating income for the year ended December 31, 2010 of $3,864,269 compared to operating income of $3,124,667 for the year ended December 31, 2009, an increase of $739,602, or 24%.  The increase in operating income was primarily the result of increased sales and a reduction of general and administrative expenses compared to the year ended December 31, 2009.

Interest Expense – Interest expense was $155,748 for the year ended December 31, 2010 compared to $212,192 for the year ended December 31, 2009.  The decrease of $56,444, or 27%, was due primarily to payments on notes payable outstanding.

Income Tax Expense – The Company had an income tax expense of $1,384,000 for the year ended December 31, 2010 compared to $1,192,000 for the year ended December 31, 2009.

Net Income – The Company had net income of $2,410,811 for the year ended December 31, 2010, compared to net income of $1,809,064 for the same period in 2009.  Basic and diluted net income per share in 2010 were $.51 and $.50, respectively, compared to basic and diluted net income per share of $.39 and $.38 for the year ended December 31, 2009.  There were 4,703,210 basic and 4,807,075 diluted weighted average shares outstanding in the 2010 and 4,673,430 basic and 4,777,451 diluted weighted average shares outstanding in the 2009.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2010 primarily with proceeds provided by operating activities and installment notes payable on certain fixed assets.

The Company has a note payable to Sonabank (the “Bank”), headquartered in Mclean, Virginia, with a balance of $2,613,642 as of December 31, 2010.  The note payable was acquired by Sonabank from Greater Atlantic Bank on December 4, 2009 in a transaction through the Federal Deposit Insurance Corporation.  The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by principally by all of the assets of the Company.  The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  The Company exceeded the covenant limiting capital expenditures by approximately $175,000 for 2010, however, subsequent to year end, the Company received a waiver from Summit Community Bank for the covenant violation.  At December 31, 2010, the Company was in compliance with all other covenants required pursuant to the loan agreement as amended.

The Company also has a $2,000,000 line of credit with Summit Community Bank of which there was no outstanding balance at December 31, 2010.  The line matures July 7, 2011, and bears interest at the prime rate, as published by the Wall Street Journal, and is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.  The Company expects to renew this line of credit prior to maturity.

At December 31, 2010, the Company had cash totaling $2,573,168 compared to cash totaling $2,929,868 at December 31, 2009.  During 2010, the Company’s operating activities provided $1,119,940 due mainly to the profit from operations as well as changes in current asset and current liability accounts during 2010.  In 2010, investing activities absorbed $1,145,110 primarily for the purchase of equipment and rental barrier.  In 2010, financing activities absorbed $331,530 in cash, which resulted mainly from payment on the Company’s USDA guaranteed note payable in the amount of $198,787 and the payment of other notes payable during the year.

Capital spending, including financed additions, increased from $683,571 in 2009 to $1,174,584 in 2010, for vehicles, other equipment and rental barriers, plus various improvements in the plant and the existing infrastructure.  In 2011, the Company intends to continue to make capital improvements including upgrades to its shipping equipment and batch plants as necessary.  The Company anticipates capital spending for 2011 to be in the range of $500,000 to $750,000 depending on economic conditions experienced during the year.

As a result of the Company's variable rate debt, the Company is especially sensitive to changes in the prevailing interest rates.  Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $32,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  However, with a vigorous collection effort, the Company has been able to lower the days sales outstanding from 70 days in 2010 to 67 days in 2011.  Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2010 was $1,844,667 and at December 31, 2009 was $2,603,370 or a decrease of $758,703.  The annual inventory turns for December 31, 2010 and 2009 were 7.3 and 6.7, respectively.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2010 and 2009, particularly in the purchases of certain raw materials such as steel and fuel.  The Company believes that raw material pricing will see some modest increases in 2011 as the economy continues its slow recovery, although no assurance can be given regarding future pricing.

Other Comments

As of March 4, 2011 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $11,000,000 as compared to approximately $14,300,000 at approximately the same time in 2009.  The majority of the projects relating to the sales backlog as of March 4, 2011 are scheduled to be shipped during 2011.

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

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry.  In addition to new product development strategy, in 2011 the Company begins its third year of a long-term commitment to lean manufacturing and continuous improvements in manufacturing.  As a by-product of our commitment to lean manufacturing, the Company believes this strategy will help reduce its overall future manufacturing costs.

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™, the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding.  At this time, the Company is still in the process of seeking to secure the approval and support of the appropriate environmental agencies in neighboring states for its Beach Prisms™.  Although the Company is optimistic about the success of Beach Prisms ™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements, which appear at the back portion of the report, are filed as part of this report:

Page
Report of Independent Registered Public Accountants	F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4-5

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2010 and 2009	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-8-9

Summary of Significant Accounting Policies	F-10-12

Notes to Consolidated Financial Statements	F-13-19

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2010, and concluded that its controls were effective as of such date.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission rules that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position

Rodney I. Smith	72	1970	Chief Executive Officer, President and
			Chairman of the Board of Directors

Ashley B. Smith	48	1994	Vice President
			Director

Wesley A. Taylor	63	1994	Vice President of Administration,
			Secretary and Director

Andrew G. Kavounis	85	1995	Director

William A. Kenter	64	2008	Chief Financial Officer

Steve Ott	44	2005	Vice President of Engineering Smith-Midland - Virginia

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

William A. Kenter.  Chief Financial Officer.  William A. Kenter has served as Chief Financial Officer of the Company since September 2008.  Prior to joining the Company, Mr. Kenter was Controller for the Mount Vernon Printing division of Consolidated Graphics, Inc., a commercial printing company, from September 2007 to September 2008.  Mr. Kenter served as President and CEO of PenGraphix Printing Solutions, a commercial printing company, from January 2000 to August 2007.

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

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the “Commission”) and any national securities exchange on which the Corporation’s securities are registered except that Wesley A. Taylor reported an option exercise/stock sale one day late.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2010.

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

The following table sets forth the compensation paid by the Company for services rendered for 2010 and 2009 to the principal executive officer and the Company’s two most highly compensated executive officers (the “named executive officers”) whose cash compensation exceeded $100,000 during 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compen-sation ($)	Non qualified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)(3)(4)	Total ($)
Rodney I. Smith	2010	99,293	93,754	-	-	-	-	100,551	293,598
President, Chief	2009	99,971	90,292	-	-	-	-	131,222	321,485
Executive Officer
and Chairman of the
Board.

Ashley B. Smith	2010	130,400	153,244	-	-	-	-	1,508	285,153
Vice President	2009	125,185	167,296	-	-	-	-	1,567	294,048

Wesley A. Taylor	2010	99,674	22,111	-	-	-	-	6,878	128,664
Vice President of	2009	100,591	20,616	-	-	-	-	1,117	122,324
Administration

William A. Kenter	2010	105,000	23,100	-	-	-	-	-	128,100
Chief Financial Officer	2009	105,000	20,498	-	-	-	-	-	125,498

(1)  Represents salaries and commissions paid (unless accrued in prior year) or accrued in 2010 and 2009 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid (unless accrued in prior year) and accrued in 2010 and 2009 for annual performance-based bonuses related to operations in 2010 and 2009.

(3)  Mr. Rodney Smith was paid $99,000 in 2010 and 2009, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  Mr. Rodney Smith received director’s compensation in the amount of $650 and $1,500 for the years 2010 and 2009, respectively.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $650 and $1,500 for the years 2010 and 2009, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	20,000	-	0.80	04/22/2011
	80,000	-	0.81	05/03/2011
	20,000	-	1.39	12/25/2011
	20,000	-	0.83	12/16/2013
	20,000	-	2.52	09/29/2015
	20,000	-	2.25	05/21/2016
	20,000	-	2.15	05/21/2017
	26,667	13,333	1.21	06/29/2018
TOTAL	226,667	13,333

Ashley B. Smith	10,000	-	0.80	04/22/2011
	10,000	-	1.39	12/25/2011
	10,000	-	0.83	12/16/2013
	10,000	-	2.52	09/29/2015
	7,000	-	2.25	05/21/2016
	7,000	-	2.15	05/21/2017
	9,867	4,933	1.21	06/29/2018
TOTAL	63,867	4,933

Wesley A. Taylor	5,367	-	0.83	12/16/2013
	10,000	-	2.52	09/29/2015
	7,000	-	2.25	05/21/2016
	7,000	-	2.15	05/21/2017
	4,667	2,333	1.21	06/29/2018
TOTAL	34,034	2,333

TOTAL	324,568	20,599

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.

Compensation of Directors

All non-employee Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties. All employee Directors receive $650 per meeting as compensation for their services and are reimbursed for expenses incurred in connection with the performance of their duties.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	650	-	-	-	-	-	650
Andrew G. Kavounis (1)	1,000	-	-	-	-	-	1,000
Ashley B. Smith	650	-	-	-	-	-	650
Wesley A. Taylor	650	-	-	-	-	-	650

(1)	4,000 options were outstanding as of December 31, 2010, of which all were exercisable as of December 31, 2010.

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

The following table sets forth, as of March 21, 2011, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Adress of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class

Rodney I. Smith (1)(3)(4)(5)	780,065	16.0%

Ashley B. Smith (1)(3)(4)(6)	168,484	3.6%

Wesley A. Taylor (1)(7)	60,417	1.3%

Andrew G. Kavounis (1)(8)	4,000	*

William A. Kenter	-	-

Al Frank Asset Management, Inc. (9)	289,000	6.1%

Tall Cotton Partners, LLC (10)	233,213	5.0%

All directors and executive officers as a group (4 persons)(2)(11)	1,012,966	20.3%

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

(5)     Includes 50,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 226,667 shares.

(6)     Includes options to purchase 63,867 shares.

(7)     Includes options to purchase 34,034 shares.

(8)     Includes options to purchase 4,000 shares.

(9)    Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651.

(10)  Address of holder is 1801 Libbie Avenue, Suite 201, Richmond, VA 23226.

(11)  Includes options to purchase 328,568 shares for all directors, executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	587,965	1.62	500,000
Equity compensation plans not approved by security holders	-	-	-
Total	587,965	1.62	500,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO USA, LLP, the principal accountant for the audit of the Company; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below.

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Fees paid to BDO USA, LLP for the audit of the Company’s 401(k) benefit plan.

Tax Fees. Tax fees are for professional services rendered by BDO USA, LLP for tax compliance, tax advice, and tax planning.

The Company does not have an Audit Committee.  The Board of Directors has the responsibility normally assigned to the Audit Committee. The Board of Directors has not adopted any blanket pre-approval policies and procedures.  Instead, the Board pre-approves the provision by BDO USA, LLP of all audit or non-audit services.

	2010	2009
Audit Fees	$145,350	$146,874
Tax Fees	11,730	30,985
Audit-Related Fees	10,200	-

Total Fees	$167,280	$177,859

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included in Part II, Item 8, page 17 of this Form 10-K:

(2)	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.6
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7	2004 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.8	2008 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-155920) filed on December 4, 2008).

10.9
Promissory Note, dated July 7, 2010, in the amount of $2,000,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010).

10.10
Commercial Security Agreement, dated July 7, 2010, between the Company and Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010).

10.11
Loan Commitment Letter, dated May 6, 2010, in the amount of $2,000,000 issued by Summit Community Bank to the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010).

10.12
Loan Commitment Letter, dated May 6, 2010, in the amount of $1,000,000 issued by Summit Community Bank to the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010).

10.13
Loan Commitment Letter, dated May 6, 2010 in the amount of $575,000 issued by Summit Community Bank to the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010).

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: March 30, 2011	By:	/s/ Rodney I. Smith

Rodney I. Smith, President
(principal executive officer)

Date: March 30, 2011	By:	/s/ William A. Kenter

William A. Kenter
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 30, 2011
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 30, 2011
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 30, 2011
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	March 30, 2011
Andrew G. Kavounis

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Smith-Midland Corporation
and Subsidiaries

Contents

Report of Independent Registered Public Accountants	F-3

Consolidated Financial Statements

Balance Sheets	F-4-5

Statements of Operations	F-6

Statements of Stockholders' Equity	F-7

Statements of Cash Flows	F-8-9

Summary of Significant Accounting Policies	F-10-12

Notes to Consolidated Financial Statements	F-13-19

Report of Independent Registered Public Accountants

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Richmond, Virginia
March 30, 2011

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS (Note 2)

Current assets
Cash and cash equivalents	$2,573,168	$2,929,868
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $213,108 and $253,082)	7,518,806	4,134,729
Trade - unbilled	653,814	713,322
Inventories, net
Raw materials	590,805	648,023
Finished goods	1,253,862	1,955,347
Prepaid expenses and other assets	107,617	80,786
Prepaid income taxes	293,869	138,003
Deferred taxes (Note 4)	393,000	444,000

Total current assets	13,384,941	11,044,078

Property and equipment, net (Note 1)	4,603,688	4,183,124

Other assets	134,122	127,552

Total assets	$18,122,751	$15,354,754

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$1,314,074	$1,205,228
Accrued expenses and other liabilities	1,738,466	1,063,445
Current maturities of notes payable (Note 2)	411,988	481,078
Customer deposits	177,252	704,270

Total current liabilities	3,641,780	3,454,021

Notes payable - less current maturities (Note 2)	2,813,782	3,077,302
Deferred tax liability (Note 4)	708,000	337,000

Total liabilities	7,163,562	6,868,323

Commitments and contingencies (Note 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000 shares; 4,704,182 and 4,702,882 issued and outstanding, respectively	47,042	47,029
Additional paid-in capital	4,874,335	4,812,401
Retained earnings	6,140,112	3,729,301

	11,061,489	8,588,731
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,959,189	8,486,431

Total liabilities and stockholders' equity	$18,122,751	$15,354,754

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Operations

	December 31,
	2010	2009
Revenue
Products sales and leasing	$26,696,717	$23,017,056
Shipping and installation revenue	3,434,784	4,925,399
Royalties	1,578,488	1,573,028

Total revenue	31,709,989	29,515,483

Cost of goods sold	22,682,795	20,877,321

Gross profit	9,027,194	8,638,162

General and administrative expenses	2,711,015	3,194,069
Selling expenses	2,451,910	2,319,426

Total operating expenses	5,162,925	5,513,495

Operating income	3,864,269	3,124,667

Other income (expense)
Interest expense	(155,748)	(212,192)
Interest income	22,290	25,892
Gain on sale of assets	10,616	63,905
Other, net	53,384	(1,208)

Total other (expense)	(69,458)	(123,603)

Income before income tax expense	3,794,811	3,001,064

Income tax expense (Note 4)	1,384,000	1,192,000

Net income	$2,410,811	$1,809,064

Basic earnings per share (Note 8)	$0.51	$0.39
Diluted earnings per share (Note 8)	$0.50	$0.38

See accompanying summary of accounting policies and notes to consolidated financial statements

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2008	$46,709	$4,701,820	$1,920,237	$(102,300)	$6,566,466

Stock options exercised	320	19,651	-	-	19,971

Stock option compensation	-	90,930	-	-	90,930

Net income	-	-	1,809,064	-	1,809,064

Balance, December 31, 2009	47,029	4,812,401	3,729,301	(102,300)	8,486,431

Stock options exercised	13	1,066	-	-	1,079

Stock option compensation	-	60,868	-	-	60,868

Net income	-	-	2,410,811	-	2,410,811

Balance, December 31, 2010	$47,042	$4,874,335	$6,140,112	$(102,300)	$10,959,189

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2010	2009
Reconciliation of net income to net cash provided by operating activities

Net income	$2,410,811	$1,809,064
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	735,009	695,497
Deferred taxes	422,000	47,000
Stock option compensation expense	60,868	90,930
Gain on sale of fixed assets	(10,616)	(63,905)
(Increase) decrease in
Accounts receivable - billed	(3,384,077)	1,696,453
Accounts receivable - unbilled	59,508	(53,157)
Inventories	758,703	(179,146)
Prepaid expenses and other assets	(33,401)	111,169
Prepaid income taxes	(155,866)	120,147
Increase (decrease) in
Accounts payable - trade	108,980	(937,250)
Accrued expenses and other liabilities	675,040	(11,444)
Customer deposits	(527,019)	(154,167)

Net cash provided by operating activities	$1,119,940	$3,171,191

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2010	2009
Cash Flows From Investing Activities
Purchases of property and equipment	$(1,174,584)	$(683,571)
Proceeds from sale of fixed assets	29,474	92,409

Net cash absorbed by investing activities	(1,145,110)	(591,162)

Cash Flows From Financing Activities
Proceeds (repayments) of line of credit, net	-	(500,000)
Proceeds from long-term borrowings	116,528	63,137
Repayments of long-term borrowings	(449,137)	(596,553)
Proceeds from options exercised	1,079	19,971

Net cash absorbed by financing activities	(331,530)	(1,013,445)

Net increase (decrease) in cash and cash equivalents	(356,700)	1,566,584

Cash and cash equivalents, beginning of year	2,929,868	1,363,284

Cash and cash equivalents, end of year	$2,573,168	$2,929,868

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$155,748	$212,192
Cash Payments for income taxes	$1,269,477	$1,018,350

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

As of December 31, 2010, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the in the U.S. Federal and various state jurisdictions.  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2007.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

Stock Options

Stock based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide services in exchange for the award. The fair of each stock option is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility and dividend yield.  The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation.  There were no option grants in 2010 and 2009.  Substantially all options become vested and exercisable ratably over a three-year period.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2010 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $373,000 and $336,000 in 2010 and 2009, respectively.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity.

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2010.

Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through the date these financial statements were issued and did not note any events that would require disclosure or adjustment.

Notes to Consolidated Financial Statements

1.	Property and Equipment

Property and equipment consists of the following:
	December 31,
	2010	2009

Land and land improvements	$553,063	$514,601
Buildings	3,184,108	3,308,160
Machinery and equipment	8,540,373	7,780,038
Rental equipment	1,124,836	687,402

	13,402,380	12,290,201
Less: accumulated depreciation	8,798,692	8,107,077

	$4,603,688	$4,183,124

Depreciation expense was approximately $735,000 and $695,000 for the years ended December 31, 2010 and 2009, respectively.

2.	Notes Payable

Notes payable consist of the following:

	December 31,
	2010	2009

Note payable to a Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (3.75% at December 31, 2010); collateralized by principally all assets of the Company.	$2,613,642	$2,812,429

Capital lease obligations, for machinery and equipment maturing through 2013, with interest at approximately 7%.	224,298	342,033

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2015, with interest at 4.75% through 8.38%.	387,830	403,918

	3,225,770	3,558,380
Less current maturities	411,988	481,078

	$2,813,782	$3,077,302

The Company’s note payable, with a balance of $2,613,642 at December 31, 2010, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA).  The note payable is secured by all of the assets of the Company.  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and places limits on annual capital expenditures.  The Company exceeded the covenant limiting capital expenditures by approximately $175,000 for 2010, however, subsequent to year end, the Company received a waiver from Summit Community Bank for the covenant violation.  At December 31, 2010, the Company was in compliance with all other covenants pursuant to the loan agreement as amended.

In addition to the scheduled notes payable, the Company has a $2,000,000 line of credit which matures on July 7, 2011 and bears interest at the Wall Street Journal U.S. prime rate with an interest rate floor of 4.75% (4.75% at December 31, 2010); the line is collateralized by a second priority lien on all accounts receivable, inventory, and certain other assets of the Company.  There was no outstanding balance at December 31, 2010.

The aggregate amounts of notes payable including capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2011	$411,988
2012	358,975
2013	276,140
2014	270,258
2015	257,933
Thereafter	1,650,476

$3,225,770

The aggregate amounts of capitalized lease payments in each of the next three years are as follows:

Year ending December 31,

2011	$143,578
2012	63,415
2013	31,895
Total payments	238,888
Less amounts representing interest (at approximately 7%)	14,590

$224,298

Fixed assets under capital leases at December 31, 2010 and 2009 were approximately $583,000 gross carrying costs, with accumulated depreciation of approximately $205,000 and $140,000, respectively.

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

4.	Income Taxes

Income tax expense is comprised of the following:

	December 31,
	2010	2009
Federal:
Current	$791,000	$1,017,000
Deferred	313,000	(41,000)
	1,104,000	976,000
State:
Current	171,000	222,000
Deferred	109,000	(6,000)
	280,000	216,000

	$1,384,000	$1,192,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

	December 31,

	2010		2009
Income taxes at statutory rate	$1,291,000	34.0%	$1,020,000	34.0%
Increase (decrease) in taxes resulting from:

State income taxes, net of federal benefit	168,000	4.6%	142,000	4.8%
Other	(75,000)	-1.9%	30,000	0.9%

	$1,384,000	36.8%	$1,192,000	39.7%

Prepaid income taxes at December 31, 2010 relate to amounts due from federal and state tax authorities for overpayment of 2010 estimated taxes.  Overpayments at December 31, 2010 will be used to offset estimated taxes due in 2011.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

4.	Income Taxes (continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Depreciation	$(708,000)	$(337,000)
Provision for doubtful accounts	83,000	99,000
Vacation accrued	87,000	121,000
Deferred income	142,000	151,000
Other	81,000	73,000

Net deferred tax asset (liability)	(315,000)	107,000

Current portion, net	393,000	444,000
Long-term portion, net	(708,000)	(337,000)

	$(315,000)	$107,000

5.	Employee Benefit Plans

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2010 and 2009 were approximately $92,000 and $60,000, respectively.

6.	Stock Options and Shareholder Rights Plan

On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.  On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  There were no grants of options during the year ended December 31, 2010.

Options generally vest over a three year period.  The Company recorded stock option expense of approximately $61,000 and $91,000 included in general and administrative expense for the years ended December 31, 2010 and 2009 respectively.  The Company estimates approximately $17,000 of remaining expense to be recognized in 2011 for options outstanding at December 31, 2010.

There were 1,300 options exercised in the year ending December 31, 2010 with an intrinsic value of approximately $1,000 at the time of exercise.  The intrinsic value of outstanding and exercisable options at December 31, 2010 is approximately $238,000 and $218,000, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2010:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2008	$1.26	642,157	432,999
Granted	-	-	-
Forfeited	1.37	(15,167)	(15,167)
Exercised	0.62	(32,000)	(32,000)
Vested	1.73	-	102,930

Balance, December 31, 2009	1.62	594,990	488,762
Granted	-	-	-
Forfeited	2.01	(5,725)	(5,150)
Exercised	0.83	(1,300)	(1,300)
Vested	-	-	67,512

Balance, December 31, 2010	$1.62	587,965	549,824

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

In the event the CEO’s employment by the Company is terminated as a result of the CEO’s (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and bonus, and certain other accrued and unpaid amounts, or (ii) disability, CEO shall be entitled to Base Salary and bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts.

The Company is party to legal proceedings and disputes which arise in the ordinary course of business.  In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

8.	Earnings Per Share

Earnings per share are calculated as follows:

	December 31,
	2010	2009
Basic earnings per share

Income available to common shareholder	$2,410,811	$1,809,064

Weighted average shares outstanding	4,703,210	4,673,430

Basic earnings per share	$0.51	$0.39

Diluted earnings per share

Income available to common shareholder	$2,410,811	$1,809,064

Weighted average shares outstanding	4,703,210	4,673,430
Dilutive effect of stock options	103,865	104,021

Total weighted average shares outstanding	4,807,075	4,777,451

Diluted earnings per share	$0.50	$0.38

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 and 258,166 for the years ended December 31, 2010 and 2009, respectively.