Form 10-K/A
period 2010-12-31
SMITH MIDLAND CORP
filed 2011-04-01
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752

Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)	Identification No.)

P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

SMITH-MIDLAND CORPORATION

AMENDMENT NO. 1 TO FORM 10-K
For the Fiscal Year Ended December 31, 2010

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed on March 31, 2011 (the “Original Filing”).

Amendment No. 1 is being filed solely for the purpose of including Exhibit 23.1 “Consent of BDO USA, LLP” which was inadvertently omitted from Part IV, Item 15 of the Original Filing.  No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number	Description
23.1	Consent of BDO USA, LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: April 1, 2011	By: /s/ Rodney I. Smith
Rodney I. Smith, President (principal executive officer)

Date: April 1, 2011	By: /s/ William A. Kenter
William A. Kenter (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	April 1, 2011
Rodney I. Smith

/s/ Wesley A. Taylor	Director	April 1, 2011
Wesley A. Taylor

/s/ Ashley B. Smith	Director	April 1, 2011
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	April 1, 2011
Andrew G. Kavounis