Form 10-Q
period 2011-03-31
SMITH MIDLAND CORP
filed 2011-05-13
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, $.01 par value, outstanding as of May 5, 2011: 4,775,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited), March 31, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2011 and March 31, 2010	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and March 31, 2010	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6	Exhibits	15

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

	Signatures	16

PART I — FINANCIAL INFORMATION

ITEM 1.                   Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2010	2010
Current assets
Cash and cash equivalents	$2,082,966	$2,573,168
Accounts receivable
Trade - billed (less allowance for doubtful
accounts of $220,370 and $213,108)	7,248,763	7,518,806
Trade - unbilled	613,076	653,814
Inventories
Raw materials	813,341	590,805
Finished goods	1,133,103	1,253,862
Prepaid expenses and other assets	154,328	107,617
Prepaid income taxes	211,950	293,869
Deferred taxes	378,000	393,000

Total current assets	12,635,527	13,384,941

Property and equipment, net	4,655,949	4,603,688

Total other assets	156,560	134,122

Total assets	$17,448,036	$18,122,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2010	2010
Current liabilities
Accounts payable - trade	$1,554,215	$1,314,074
Accrued expenses and other liabilities	882,963	1,738,466
Current maturities of notes payable	401,461	411,988
Customer deposits	57,542	177,252

Total current liabilities	2,896,181	3,641,780

Notes payable - less current maturities	2,716,253	2,813,782
Deferred tax liability	680,000	708,000

Total liabilities	6,292,434	7,163,562

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000
shares, none outstanding	-	-
Common stock, $.01 par value; authorized 8,000,000
shares; 4,704,182 issued and outstanding	47,042	47,042
Additional paid-in capital	4,882,856	4,874,335
Retained earnings	6,328,004	6,140,112

	11,257,902	11,061,489
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,155,602	10,959,189

Total liabilities and stockholders' equity	$17,448,036	$18,122,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Products sales and leasing	$6,071,359	$5,482,869
Shipping and installation revenue	1,212,882	425,206
Royalties	331,146	443,944

Total revenue	7,615,387	6,352,019

Cost of goods sold	6,021,439	4,367,542

Gross profit	1,593,948	1,984,477

Operating expenses
General and administrative expenses	766,023	582,324
Selling expenses	560,306	567,781

Total operating expenses	1,326,329	1,150,105

Operating income	267,619	834,372

Other income (expense)
Interest expense	(34,778)	(42,448)
Interest income	5,173	12,370
Gain on sale of assets	2,837	3,128
Other, net	50,041	(157)

Total other (expense)	23,273	(27,107)

Income before income tax expense	290,892	807,265

Income tax expense	103,000	307,007

Net income	$187,892	$500,258

Basic earnings per share	$0.04	$0.11
Diluted earnings per share	$0.04	$0.10

Weighted average number of common shares outstanding:
Basic	4,704,182	4,702,882
Diluted	4,863,818	4,825,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Reconciliation of net income to cash provided (absorbed)
by operating activities
Net income	$187,892	$500,258
Adjustments to reconcile net income to net cash provided (absorbed)
by operating activities:
Depreciation and amortization	190,211	173,231
Stock option compensation expense	8,521	14,615
Gain on disposal of fixed assets	(2,837)	(3,128)
Deferred taxes	(13,000)	(53,000)
(Increase) decrease in:
Accounts receivable - billed	246,665	53,795
Accounts receivable - unbilled	40,738	(1,691,165)
Inventories	(101,776)	384,639
Prepaid taxes and other assets	12,768	148,601
Increase (decrease) in:
Accounts payable - trade	240,142	(204,993)
Accrued expenses and other	(855,503)	(348,064)
Accrued income taxes payable	-	107,165
Customer deposits	(96,332)	66,088

Net cash absorbed by operating activities	(142,511)	(851,958)

Cash flows from investing activities:
Purchases of property and equipment	(243,243)	(426,333)
Proceeds from sale of fixed assets	3,608	13,663

Net cash absorbed by investing activities	(239,635)	(412,670)

Cash flows from financing activities:
Proceeds from long-term borrowings	-	52,157
Repayments of long-term borrowings and capital leases	(108,056)	(110,115)

Net cash absorbed by financing activities	(108,056)	(57,958)

Net decrease in cash and cash equivalents	(490,202)	(1,322,586)

Cash and cash equivalents
Beginning of period	2,573,168	2,929,868

End of period	$2,082,966	$1,607,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The December 31, 2010 balance sheet was derived from audited financial statements included in the Form 10-K.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 258,166 for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Basic earnings per share

Income available to common shareholder	$187,892	$500,258

Weighted average shares outstanding	4,704,182	4,702,882

Basic earnings per share	$0.04	$0.11

Diluted earnings per share

Income available to common shareholder	$187,892	$500,258

Weighted average shares outstanding	4,704,182	4,702,882
Dilutive effect of stock options	159,636	122,565

Total weighted average shares outstanding	4,863,818	4,825,447

Diluted earnings per share	$0.04	$0.10
NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, stock option expense for the three months ended March 31, 2011 and 2010 was $8,521 and $14,615, respectively.  The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.The Company did not issue any stock options for the three months ended March 31, 2011.

The following table summarized options outstanding at March 31, 2011

	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2011	587,965	$1.59
Granted	-	-
Forfeited	-	-
Exercised	-	-

Outstanding options at end of quarter	587,965	1.59

Outstanding exercisable options at end of quarter	549,824	1.62

The intrinsic value of outstanding and exercisable options at March 31, 2011 was approximately $372,000 and $336,000, respectively.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to March 31, 2011 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date except as follows.  As reported on Form 8-K filed on April 26, 2011, the Company received a commitment on May 6, 2010 from Summit Community Bank in the amount of $575,000 to provide funding to enable the Company to make improvements to its existing commercial building site.  On April 26, 2011 the loan was closed with the following key provisions.  The loan is collateralized by a second lien position on the Company’s commercial site in Midland, Virginia including all improvements.  The interest rate is equal to the Federal Home Loan Bank of Boston 3 year classic rate plus 2.75% with an initial and floor rate of 5.29%.  The interest rate is adjustable every three years with principal and interest payments due monthly until maturity. The loans matures on April 20, 2021.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	our level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in 2011 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in SEC regulations, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

           Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks™ Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

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

While the Company’s results of operations for the three months ended March 31, 2011 were below that of the same period in 2010, it was able to produce positive results in an industry in which this has not been the norm for the past several years.  Management and the construction industry, in the geographical areas serviced by the Company, have begun to see some signs of improvement from the private sector and state and local governments in the number of jobs being financed and bid by owners and general contractors during the recent months.  The Company’s overall performance for 2011 will depend on how quickly the construction industry continues to improve and how successful the Company is in bidding and acquiring contracts.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue By Type

	2011	2010	Change	% of Change
Product Sales:
Soundwall Sales	$900,218	$3,191,251	$(2,291,033)	-72%
Architectural Panel Sales	1,012,138	10,573	1,001,565	9473%
Slenderwall Sales	1,050,242	-	1,050,242	-
Total Wall Sales	2,962,598	3,201,824	(239,226)	-7%
Barrier Sales	839,415	753,373	86,042	11%
Beach Prisms	-	6,033	(6,033)	-100%
Easi-Set and Easi-Span Building Sales	812,218	714,153	98,065	14%
Utility and Farm Product Sales	769,336	482,568	286,768	59%
Miscellaneous Product Sales	548,405	206,863	341,542	165%
Total Product Sales	5,931,972	5,364,814	567,158	11%
Shipping and Installation	1,212,882	425,206	787,676	185%
Barrier Rentals	139,387	118,055	21,332	18%
Royalties Income	331,146	443,944	(112,798)	-25%
Total Service Revenue	1,683,415	987,205	696,210	71%

Total Revenue	$7,615,387	$6,352,019	$1,263,368	20%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased by a small amount during the first quarter of 2011; however, the Company experienced a significant increase sales of Slenderwall™, one of the Company’s proprietary products.  The Company acquired several architectural and Slenderwall™ contracts during late 2010 and was awarded additional new projects in 2011 for production in the first quarter of 2011 and the remainder of the year.  There were no Slenderwall™ sales for the same period in 2010.  During the first three months of 2011, the Company completed production on a large contract for the manufacture and delivery of soundwall in the state of Maryland, however, shipping of the completed wall panels will continue through the second quarter of 2011.

Barrier Sales – Barrier sales increased slightly during the first three months ended of 2011 compared to the same period in 2010.  The Company anticipates the sales of barrier will moderate during the remainder of the year.  It is anticipated that federal and state government contracts for road projects will increase only slightly during the remainder of the year.  As stated in the Barrier Rental section below, sales of barrier are not anticipated to increase primarily due to the reluctance of customers to purchase, as opposed to rent, barrier in the current economic conditions.

Easi-Set® and Easi-Span® Building Sales – Building sales increased moderately during the three months ended March 31, 2011 compared to the same period in 2010.  The increase in building sales was primarily due to scheduled times for the production and delivery of building orders in the backlog.  Management believes building sales will be consistent during the remainder of 2011.

Utility and Farm Product Sales – Utility and farm product sales increased significantly for the three months ended March 31, 2011 compared to the same period 2010.  The increase relates to a contract awarded to the Company for utility manholes for a state highway project in northern Virginia which will be completed in the second quarter of 2011.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the first three months of 2011, miscellaneous sales increased by 165% over the same period in 2010.  The increase in sales relates to an increased sales effort in miscellaneous products as well as the availability of miscellaneous contracts bidding.

Shipping and Installation – Shipping and installation revenue increased by $787,676 for the three months ended March 31, 2011 compared to the same period in 2010 due in part to the shipping of soundwall panels which were manufactured in 2010; such panels will not be completely shipped until approximately June 2011.  In addition, the Company is currently producing several architectural and Slenderwall™ contracts which require installation as opposed to soundwall panels which normally do not require installation by the Company.  Shipping and installation revenue is expected to remain above 2010 levels for the remainder of the year.

Barrier Rentals – Barrier rentals increased slightly for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to the continued reluctance of customers to purchase barrier as opposed to renting barrier.  As previously indicated, it is anticipated that federal and state government contracts for road projects will increase slightly during the remainder of 2011.

Royalty Income – Royalty revenue decreased by 25% during the three months ended March 31, 2011, compared to the same period in 2010, as a result of the cold weather during the period and continued weakness in federal and state government spending.  The Company anticipates royalty revenue to improve over first quarter 2011 sales for the remainder of the 2011.

Cost of Goods Sold – Total cost of goods sold for the three months ended March 31, 2011 was $6,021,439, an increase of $1,653,897, or 38%, from $4,367,542 for the same period in 2010.  Total cost of goods sold, as a percentage of total revenue, not including royalties, was 83% for the three months ended March 31, 2011 up from 74% for the same period in 2010.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to increases in steel and fuel prices, a cold winter which slows the manufacturing process, retooling the plant from manufacturing of soundwall panels to manufacturing architectural and Slenderwall™ panels and a product mix that contained several less profitable contracts.

General and Administrative Expenses – For the three months ended March 31, 2011, the Company's general and administrative expenses increased by $183,699, or 32%, to $766,023 from $582,324 during the same period in 2010.  The increase in expense primarily resulted from an increase in use tax charged on installation of wall panels and as noted in the revenue analysis discussed above, there was a significant increase in architectural and Slenderwall™ panel sales for the period.  In addition, there was approximately $50,000 in administrative bonuses paid during the first quarter of 2011.  General and administrative expense as a percentage of total revenue was 10% and 9% for the three months ended March 30, 2011 and 2010, respectively.

Selling Expenses – Selling expenses for the three months ended March 31, 2011 decreased to $560,306 from $567,781 for the same period in 2010, or 1%.  There were no material changes in expense categories during the compared periods.

Operating Income – The Company had operating income for the three months ended March 31, 2011 of $267,619 compared to operating income of $834,372 for the same period in 2010, a decrease of $566,753, or 68%.  The decrease in operating income was primarily the result of increased cost of goods sold and administrative expenses as more fully described above.

Interest Expense – Interest expense was $34,778 for the three months ended March 31, 2011 compared to $42,448 for the same period in 2010.  The decrease of $7,670, or 18%, was due primarily to payment of notes payable outstanding during the period.

Income Tax Expense – The Company had income tax expense of $103,000 for the three months ended March 31, 2011 compared to $307,007 for the same period in 2010.

Net Income – The Company had net income of $187,892 for the three months ended March 31, 2011, compared to net income of $500,258 for the same period in 2010.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first three months of 2011 primarily from cash balances.  The Company had $3,117,714 of debt obligations at March 31, 2011, of which $401,461 was scheduled to mature within twelve months.  During the three months ended March 31, 2011, the Company made repayments of outstanding debt in the amount $108,056.

At March 31, 2011, the Company had cash totaling $2,082,966 compared to cash totaling $2,573,168 on December 31, 2010.  The decrease in cash is a result of the purchase of property and equipment and the payment of long-term debt during the period.  During the three months ended March 31, 2011, operating activities absorbed $142,511 of cash, investing activities absorbed $239,635, and financing activities absorbed $108,056.

Capital spending totaled $243,243 for the three months ended March 31, 2011, as compared to $426,333 for the same period in 2010.  The 2011 expenditures were primarily for the upgrade and replacement of equipment in the precast plant.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2011 based on the continued achievement of operating goals and the availability of funds.  The Company is still evaluating its total capital expenditure plans for 2011.

As a result of the Company’s existing variable rate debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $31,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 67 days for the year ended December 31, 2010 to 80 days for the three months ended March 31, 2011.  The increase in days sales outstanding is attributable to several large contracts that were paid in excess of the normal pay cycle.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the available lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,946,443 at March 31, 2011 and at December 31, 2010 was $1,844,667 or an increase of $101,776.  Inventory turnover was 2.5 for the three months ended March 31, 2011 and 2.6 for the three months ended December 31, 2010.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2010.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Seasonality

The Company services the construction industry primarily in areas of the United States where construction activity may be inhibited by adverse weather during the winter.  As a result, the Company may experience reduced revenues from December through February and realize a more significant part of its revenues during the other months of the year.  The Company may experience lower profits, or losses, during the winter months, and as such, must have sufficient working capital to fund its operations at a reduced level until the spring construction season.  The failure to generate or obtain sufficient working capital during the winter may have a material adverse effect on the Company.

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production remained relatively stable during 2010; however, the Company has experienced some increases in steel and fuel costs during the first three months of 2011.

Sales Backlog

As of May 3, 2011, the Company’s sales backlog was approximately $6.0 million, as compared to approximately $11.0 million at the same date in 2010.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The backlog at May 3, 2011 was significantly lower than the backlog in the same period in 2010.  The backlog in 2010 included the Maryland soundwall contract, the largest contract in the history of the Company, with a remaining balance of approximately $6.5 million.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.                   Controls and Procedures

(a)      Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2011.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: May 13, 2011	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended March 31, 2011

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