Form 10-Q
period 2011-06-30
SMITH MIDLAND CORP
filed 2011-08-15
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Common Stock, $.01 par value, outstanding as of August 5, 2011: 4,785,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.                   Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$3,552,136	$2,573,168
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $256,274 and $213,108)	6,059,630	7,518,806
Trade - unbilled	522,614	653,814
Inventories
Raw materials	759,882	590,805
Finished goods	1,721,471	1,253,862
Prepaid expenses and other assets	189,232	107,617
Prepaid income taxes	65,950	293,869
Deferred taxes	386,000	393,000

Total current assets	13,256,915	13,384,941

Property and equipment, net	4,547,506	4,603,688

Total other assets	198,412	134,122

Total assets	$18,002,833	$18,122,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2011	December 31, 2010
Current liabilities
Accounts payable - trade	$1,406,260	$1,314,074
Accrued expenses and other liabilities	798,115	1,738,466
Current maturities of notes payable	449,174	411,988
Customer deposits	21,819	177,252

Total current liabilities	2,675,368	3,641,780

Notes payable - less current maturities	3,150,677	2,813,782
Deferred tax liability	653,000	708,000

Total liabilities	6,479,045	7,163,562

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 and 4,785,262 issued and outstanding, respectively	48,262	47,042
Additional paid-in capital	4,995,278	4,874,335
Retained earnings	6,582,548	6,140,112
	11,626,088	11,061,489

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,523,788	10,959,189

Total liabilities and stockholders' equity	$18,002,833	$18,122,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenue
Products sales and leasing	$5,467,610	$6,543,501
Shipping and installation revenue	1,339,933	694,134
Royalties	337,515	453,932

Total revenue	7,145,058	7,691,567

Cost of goods sold	5,392,727	5,563,403

Gross profit	1,752,331	2,128,164

Operating expenses
General and administrative expenses	725,660	641,434
Selling expenses	634,282	613,719

Total operating expenses	1,359,942	1,255,153

Operating income	392,389	873,011

Other income (expense)
Interest expense	(37,544)	(46,051)
Interest income	3,701	4,161
Gain on sale of assets	17,317	1,539
Other, net	23,681	(472)

Total other income (expense)	7,155	(40,823)

Income before income tax expense	399,544	832,188

Income tax expense	145,000	320,993

Net income	$254,544	$511,195

Basic earnings per share	$0.05	$0.11
Diluted earnings per share	$0.05	$0.11

Weighted average number of common shares outstanding:
Basic	4,796,649	4,702,882
Diluted	4,884,769	4,786,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenue
Products sales and leasing	$11,538,969	$12,026,370
Shipping and installation revenue	2,552,815	1,119,340
Royalties	668,661	897,876

Total revenue	14,760,445	14,043,586

Cost of goods sold	11,414,166	9,930,945

Gross profit	3,346,279	4,112,641

Operating expenses
General and administrative expenses	1,491,683	1,223,758
Selling expenses	1,194,588	1,181,500

Total operating expenses	2,686,271	2,405,258

Operating income	660,008	1,707,383

Other income (expense)
Interest expense	(72,322)	(88,499)
Interest income	8,874	16,531
Gain on sale of assets	20,154	4,667
Other, net	73,722	(629)

Total other income (expense)	30,428	(67,930)

Income before income tax expense	690,436	1,639,453

Income tax expense	248,000	628,000

Net income	$442,436	$1,011,453

Basic earnings per share	$0.09	$0.22
Diluted earnings per share	$0.09	$0.21

Weighted average number of common shares outstanding:
Basic	4,750,674	4,702,882
Diluted	4,839,510	4,807,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income	$442,436	$1,011,453
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	357,089	357,233
Stock option compensation expense	17,043	25,532
Gain on disposal of fixed assets	(20,154)	(4,668)
Deferred taxes	(48,000)	(33,000)
(Increase) decrease in:
Accounts receivable - billed	1,459,176	(2,558,710)
Accounts receivable - unbilled	131,200	(1,021,569)
Inventories	(636,686)	735,192
Prepaid taxes and other assets	82,013	91,620
Increase (decrease) in:
Accounts payable - trade	92,186	218,525
Accrued expenses and other	(940,350)	(298,487)
Accrued income taxes payable	—	165,159
Customer deposits	(155,433)	(7,915)

Net cash provided (absorbed) by operating activities	780,520	(1,319,635)

Cash flows from investing activities:
Purchases of property and equipment	(301,678)	(785,683)
Proceeds from sale of fixed assets	20,928	16,851

Net cash absorbed by investing activities	(280,750)	(768,832)

Cash flows from financing activities:
Proceeds from long-term borrowings	575,000	52,157
Repayments of long-term borrowings and capital leases	(200,920)	(225,450)
Proceeds from options exercised	105,118	—

Net cash provided (absorbed) by financing activities	479,198	(173,293)

Net increase (decrease) in cash and cash equivalents	978,968	(2,261,760)

Cash and cash equivalents
Beginning of period	2,573,168	2,929,868

End of period	$3,552,136	$668,108

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

Revenue Recognition

Smith-Midland Corporation (the "Company") primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation of the Company’s standard products is typically performed by the customer; however, in some circumstances, the Company will install certain products which are accomplished at the time of delivery.  The installation activities are usually completed the day of delivery or the following day.  In utility building sales, the majority of the buildings are erected on the Company’s site and delivered completely installed.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 and 308,166 for the three months ended June 30, 2011 and 2010, and 254,166 and 258,166 for the six months ended June 30,2011 and 2010, respectively.

	Three Months Ended June 30,
	2011	2010
Basic earnings per share

Income available to common shareholder	$254,544	$511,195

Weighted average shares outstanding	4,796,649	4,702,882

Basic earnings per share	$0.05	$0.11

Diluted earnings per share

Income available to common shareholder	$254,544	$511,195

Weighted average shares outstanding	4,796,649	4,702,882
Dilutive effect of stock options	88,120	83,930

Total weighted average shares outstanding	4,884,769	4,786,812

Diluted earnings per share	$0.05	$0.11

	Six Months Ended June 30,
	2011	2010
Basic earnings per share

Income available to common shareholder	$442,436	$1,011,453

Weighted average shares outstanding	4,750,674	4,702,882

Basic earnings per share	$0.09	$0.22

Diluted earnings per share

Income available to common shareholder	$442,436	$1,011,453

Weighted average shares outstanding	4,750,674	4,702,882
Dilutive effect of stock options	88,836	104,358

Total weighted average shares outstanding	4,839,510	4,807,240

Diluted earnings per share	$0.09	$0.21

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, stock option expense for the three months ended June 30, 2011 and 2010 was $8,522 and $10,917, respectively and for the six months ended June 30, 2011 and 2010 was $17,043 and $25,532, respectively. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.The Company did not issue any stock options for the six months ended June 30, 2011.

The following table summarized options outstanding at June 30, 2011

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	587,965	$1.59
Granted	—	—
Forfeited	—	—
Exercised	(122,000)	(0.86)

Outstanding options at end of quarter	465,965	1.78

Outstanding exercisable options at end of quarter	465,965	1.78

The intrinsic value of outstanding and exercisable options at June 30, 2011 was approximately $111,000 .

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to June 30, 2011 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date except for the following. The Company's line of credit in the amount of $2,000,000 and its equipment guidance line in the amount of $1,000,000 matured on July 7, 2011. No amounts were outstanding under these lines of credit during the quarter ended June 30, 2011 or at the time of maturity. The Company is currently in discussions with Summit Community Bank regarding the lines of credit and expects, but there can be no assurance, that the lines will be renewed by the end of the third quarter.

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

Overview

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

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

The Company’s results of operations for the six months ended June 30, 2011 were below that of the same period in 2010, however, management was able to produce positive results in an industry in which profitability has not been the norm for the past several years.  While the Company has seen an increase in bidding activity over the first half of 2011, intense competition for jobs in the geographical areas serviced by the Company has caused a decrease in profit margins for the larger construction projects. Management has diligently worked to improve on its profit margins by improving production processes and working more closely with its major suppliers to obtain raw materials at the lowest possible prices.  The Company’s overall performance for 2011 will not only depend on how quickly the construction industry improves but also how effective management is in improving its production processes and reducing raw material costs.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenue By Type

	2011	2010	Change	% of Change
Product Sales:
Soundwall Sales	$365,477	$2,024,707	$(1,659,230)	(82)%
Architectural Panel Sales	574,888	522,204	52,684	10%
Slenderwall Sales	420,254	—	420,254	—%
Miscellaneous Wall Sales	463,678	—	463,678	—%
Total Wall Sales	1,824,297	2,546,911	(722,614)	(28)%
Barrier Sales	770,991	1,547,908	(776,917)	(50)%
Beach Prisms	—	6,375	(6,375)	(100)%
Easi-Set and Easi-Span Building Sales	735,455	751,808	(16,353)	(2)%
Utility and Farm Product Sales	658,934	804,238	(145,304)	(18)%
Miscellaneous Product Sales	1,311,977	446,753	865,224	194%
Total Product Sales	5,301,654	6,103,993	(802,339)	(13)%
Royalty Income	337,515	453,932	(116,417)	(26)%
Barrier Rentals	165,956	439,508	(273,552)	(62)%
Shipping and Installation Revenue	1,339,933	694,134	645,799	93%
Total Service Revenue	1,843,404	1,587,574	255,830	16%

Total Revenue	$7,145,058	$7,691,567	$(546,509)	(7)%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during three months ended June 30, 2011 due to the winding down of the production of a large soundwall job in Maryland. During the period, the Company acquired two new wall contracts, one being architectural precast and the other Slenderwall™ precast walls. The architectural contract will start in August 2011 and the Slenderwall™ contract will start in September 2011.  There were no Slenderwall™ or miscellaneous wall sales for the same period in 2010. Miscellaneous wall sales for the period consisted mainly of retaining wall panels and special panels for several smaller wall contracts.

Barrier Sales – Barrier sales decreased by 50% during the three months ended of June 30, 2011 compared to the same period in 2010. The decrease in sales relates primarily to the slowdown in federal and state government contracts for road projects.  The Company believes that sales of barrier will continue to moderate during the remainder of the year as it is anticipated that federal and state government contracts for road projects will increase only slightly, if at all, during the remainder of the year.

Easi-Set® and Easi-Span® Building Sales – Building sales increased slightly during the three months ended June 30, 2011 compared to the same period in 2010.  The increase in building sales relates to a slight up-tick seen in the number of jobs being quoted by the Company in the building market.  Management believes building sales will continue to improve slightly during the remainder of 2011.

Utility and Farm Product Sales – Utility and farm product sales decreased slightly for the three months ended June 30, 2011 compared to the same period 2010.  The decrease in utility products relates to the completion of a contract for utility manholes for a state highway project in northern Virginia. The Company is aggressively seeking sales of utility products through its marketing and sales staff to maintain and improve sales over the remainder of 2011.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the current period, miscellaneous sales increased by 194% over the same period in 2010.  The increase in sales relates to an increased sales effort in miscellaneous products as well as the availability of miscellaneous contracts bidding. Sales includes the manufacture of panels for a Maryland railway station and underground storage facilities. The continued increase in miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry.

Royalty Income – Royalty revenue decreased by 26% during the three months ended June 30, 2011, compared to the same period in 2010, as a result of the continued weakness in federal and state government spending.  The Company has increased its advertising expense and is actively working with licensees to help promote their products to increase royalty revenues.

Barrier Rentals – Barrier rentals decreased for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to a large short-term rental contract for a one time project made in the same period of 2010.  As previously indicated in the barrier sales section above, the Company anticipates that federal and state government contracts for road projects will increase only slightly during, if at all, the remainder of 2011.

Shipping and Installation – Shipping and installation revenue increased by $645,799 for the three months ended June 30, 2011 compared to the same period in 2010 due in part to the shipping of soundwall panels which were manufactured and sold in 2010 and early 2011; such panels will not be completely shipped until approximately the end of August 2011.  In addition, the Company is currently producing several architectural and Slenderwall™ contracts which require installation as opposed to soundwall panels which normally do not require installation by the Company.  Shipping and installation revenue is expected to remain above 2010 levels for the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the three months ended June 30, 2011 was $5,392,727, a decrease of $170,676, or 3%, from $5,563,403 for the same period in 2010.  Total cost of goods sold, as a percentage of total revenue, not including royalties, was 79% for the three months ended June 30, 2011 up from 77% for the same period in 2010.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to increases in steel and fuel prices and a product mix that contained several less profitable contracts. The Company is continually seeking to improve its manufacturing processes to help offset these rising costs.

General and Administrative Expenses – For the three months ended June 30, 2011, the Company's general and administrative expenses increased by $84,226, or 13%, to $725,660 from $641,434 during the same period in 2010.  The increase in expense primarily resulted from an increase in use tax charged on installation of wall panels and a slight increase in salaries and benefits. As noted in the revenue analysis discussed above, the increase in installation revenue resulted from a significant increase in architectural and Slenderwall™ panel sales for the period.   General and administrative expense as a percentage of total revenue was 10% and 8% for the three months ended June 30, 2011 and 2010, respectively.

Selling Expenses – Selling expenses for the three months ended June 30, 2011 increased to $634,282 from $613,719 for the same period in 2010, or 3%.  There were no significant changes in expense categories during the compared periods.

Operating Income – The Company had operating income for the three months ended June 30, 2011 of $392,389 compared to operating income of $873,011 for the same period in 2010, a decrease of $480,622, or 55%.  The decrease in operating income was primarily the result of decreased sales, increased cost of goods sold as a percentage of revenues and increased general and administrative and selling expenses.

Interest Expense – Interest expense was $37,544 for the three months ended June 30, 2011 compared to $46,051 for the same period in 2010.  The decrease of $8,507, or 18%, was due primarily to payment of notes payable over the past year.

Income Tax Expense – The Company had income tax expense of $145,000 for the three months ended June 30, 2011 compared to $320,993 for the same period in 2010.

Net Income – The Company had net income of $254,544 for the three months ended June 30, 2011, compared to net income of $511,195 for the same period in 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenue By Type

	2011	2010	Change	% of Change
Product Sales:
Soundwall Sales	$1,265,695	$5,215,958	$(3,950,263)	(76)%
Architectural Panel Sales	1,587,026	525,336	1,061,690	202%
Slenderwall Sales	1,470,496	—	1,470,496	—%
Miscellaneous Wall Sales	463,678	—	463,678	—%
Total Wall Sales	4,786,895	5,741,294	(954,399)	(17)%
Barrier Sales	1,610,406	2,301,281	(690,875)	(30)%
Beach Prisms	—	12,408	(12,408)	(100)%
Easi-Set and Easi-Span Building Sales	1,547,673	1,463,602	84,071	6%
Utility and Farm Product Sales	1,428,270	1,279,921	148,349	12%
Miscellaneous Product Sales	1,860,382	670,300	1,190,082	178%
Total Product Sales	11,233,626	11,468,806	(235,180)	(2)%
Royalty Income	668,661	897,876	(229,215)	(26)%
Barrier Rentals	305,343	557,564	(252,221)	(45)%
Shipping and Installation Revenue	2,552,815	1,119,340	1,433,475	128%
Total Service Revenue	3,526,819	2,574,780	952,039	37%

Total Revenue	$14,760,445	$14,043,586	$716,859	5%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during the first six months of 2011.  The Company acquired several architectural and Slenderwall™ contracts during late 2010 and first quarter of 2011 for production over the remaining year. There were no Slenderwall™ sales for the same period in 2010.  During the first three months of 2011, the Company completed production on a large contract that was in process throughout 2010 for the manufacture and delivery of soundwall in the state of Maryland, however, shipping of the completed wall panels will continue through August of 2011. Miscellaneous wall sales for the period consisted mainly of retaining wall panels and special panels for several smaller wall contracts.

Barrier Sales – Barrier sales decreased by 30% for the six months ended June 30, 2011 compared to the same period in 2010.  The decrease in sales relates primarily to the slowdown in federal and state government contracts for road projects. The Company anticipates that sales of barrier will moderate during the remainder of the year as it is anticipated that federal and state government contracts for road projects will increase only slightly, if at all, during the remainder of the year.

Easi-Set® and Easi-Span® Building Sales – Building sales increased moderately during the six months ended June 30, 2011 compared to the same period in 2010.  The increase in building sales relates to a slight up-tick seen in the number of jobs being quoted by the Company in the building market.  Management believes building sales will continue to improve slightly during the remainder of 2011.

Utility and Farm Product Sales – Utility and farm product sales increased moderately for the six months ended June 30, 2011 compared to the same period 2010. The increase relates to a contract awarded to the Company for utility manholes for a state highway project in northern Virginia which was be completed in the second quarter of 2011 and an increased sales and marketing effort.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  The increase in sales relates to an increased sales effort in miscellaneous products as well as the availability of miscellaneous contracts bidding. Sales includes the manufacture of panels for a Maryland railway station and underground storage facilities. The continued increase in miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry.

Royalty Income – Royalty revenue decreased by 26% during the six months ended June 30, 2011, compared to the same period in 2010, as a result of the continued weakness in federal and state government spending.  The Company has increased its advertising expense and is actively working with licensees to help promote their products to increase royalty revenues.

Barrier Rentals – Barrier rentals decreased for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to a large short-term rental contract made in the same period of 2010.  As previously indicated, it is anticipated that federal and state government contracts for road projects will increase only slightly, if at all, during the remainder of 2011.

Shipping and Installation – Shipping and installation revenue increased by $1,433,475 for the six months ended June 30, 2011 compared to the same period in 2010 due in part to the shipping of soundwall panels which were manufactured in 2010; such panels will not be completely shipped until approximately the end of August 2011.  In addition, the Company is currently producing several architectural and Slenderwall™ contracts which require installation as opposed to soundwall panels which normally do not require installation by the Company.  Shipping and installation revenue is expected to remain above 2010 levels for the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the six months ended June 30, 2011 was $11,414,166, an increase of $1,483,221, or 15%, from $9,930,945 for the same period in 2010.  Total cost of goods sold, as a percentage of total revenue, not including royalties, was 81% for the six months ended June 30, 2011 up from 76% for the same period in 2010.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily attributable to increases in steel and fuel prices and a product mix that contained several less profitable contracts. The Company is continually seeking to improve its manufacturing processes to help offset these rising costs.

General and Administrative Expenses – For the six months ended June 30, 2011, the Company's general and administrative expenses increased by $267,925, or 22%, to $1,491,683 from $1,223,758 during the same period in 2010.  The increase in expense primarily resulted from an increase in use tax charged on installation of wall panels and a slight increase in salaries and benefits. As noted in the revenue analysis discussed above, the increase in installation revenue resulted from a significant increase in architectural and Slenderwall™ panel sales for the period.  General and administrative expense as a percentage of total revenue was 10% and 9% for the six months ended June 30, 2011 and 2010, respectively.

Selling Expenses – Selling expenses for the six months ended June 30, 2011 increased to $1,194,588 from $1,181,500 for the same period in 2010, or 1%.  There were no significant changes in expense categories during the compared periods.

Operating Income – The Company had operating income for the six months ended June 30, 2011 of $660,008 compared to operating income of $1,707,383 for the same period in 2010, a decrease of $1,047,375, or 61%.  The decrease in operating income was primarily the result of increased cost of goods sold and increased general and administrative expenses.

Interest Expense – Interest expense was $72,322 for the six months ended June 30, 2011 compared to $88,499 for the same period in 2010.  The decrease of $16,177, or 18%, was due primarily to payment of notes payable over the past year.

Income Tax Expense – The Company had income tax expense of $248,000 for the six months ended June 30, 2011 compared to $628,000 for the same period in 2010.

Net Income – The Company had net income of $442,436 for the six months ended June 30, 2011, compared to net income of $1,011,453 for the same period in 2010.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first six months of 2011 primarily from cash balances and a note payable to a bank in the amount of $575,000.  The note was in respect of the proceeds of a bank loan obtained by the Company in April 2011 to finance improvements to its existing commercial building site. The Company had $3,599,851 of debt obligations at June 30, 2011, of which $449,174 was scheduled to mature within twelve months.  During the six months ended June 30, 2011, the Company made repayments of outstanding debt in the amount $200,920.

The Company's line of credit in the amount of $2,000,000 and its equipment guidance line in the amount of $1,000,000 matured on July 7, 2011. No amounts were outstanding under these lines of credit during the quarter ended June 30, 20011 or at the time of maturity. The Company is currently in discussions with Summit Community Bank regarding the lines of credit and expects, but there can be no assurance, that the lines will be renewed by the end of the third quarter.

At June 30, 2011, the Company had cash totaling $3,552,136 compared to cash totaling $2,573,168 on December 31, 2010.  The increase in cash is primarily the result of the collection of accounts receivable during the period. During the six months ended June 30, 2011, operating activities provided $780,520 of cash, investing activities absorbed $280,750, and financing activities provided $479,198.

Capital spending totaled $301,678 for the six months ended June 30, 2011, as compared to $785,683 for the same period in 2010.  The 2011 expenditures were primarily for the upgrade and replacement of property and equipment used in the production process.  The Company plans to make additional capital expenditures for routine equipment replacement, productivity improvements, and plant upgrades, which are planned through 2011 based on the continued achievement of operating goals and the availability of funds.  The Company is still evaluating its total capital expenditure plans for 2011.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 67 days for the year ended December 31, 2010 to 84 days for the six months ended June 30, 2011.  The increase in days sales outstanding is attributable to several large contracts requiring monies be retained until final inspection. In addition, the current economic conditions have lengthened the average time to pay. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the anticipated lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $2,481,353 at June 30, 2011 and at December 31, 2010 was $1,844,667 or an increase of $636,686.  Inventory turnover was 8.3 for the six months ended June 30, 2011 and 7.3 for the six months ended December 31, 2010, annualized.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production remained relatively stable during 2010; however, the Company has experienced some increases in steel and fuel costs during the first six months of 2011.

Sales Backlog

As of August 2, 2011, the Company’s sales backlog was approximately $8.1 million, as compared to approximately $11.0 million at the same date in 2010.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.                   Controls and Procedures

(a)      Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2011.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
10.1
Promissory note, dated April 20, 2011 and executed on April 26, 2011, in the amount of $575,000 issued by the Company to Summit Community Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011)

10.2
A credit Line Deed of Trust dated April 20, 2011 and executed April 26, 2011 between the Company and Summit Community Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 15, 2011	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	August 15, 2011	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the six months ended June 30, 2011

Exhibit No	Exhibit Description
10.1
Promissory note, dated April 20, 2011 and executed on April 26, 2011, in the amount of $575,000 issued by the Company to Summit Community Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011)

10.2
A credit Line Deed of Trust dated April 20, 2011 and executed April 26, 2011 between the Company and Summit Community Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document