Form 10-Q
period 2011-09-30
SMITH MIDLAND CORP
filed 2011-11-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Common Stock, $.01 par value, outstanding as of November 9, 2011 : 4,785,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.                   Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$2,175,217	$2,573,168
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $217,235 and $213,108)	7,355,477	7,518,806
Trade - unbilled	270,075	653,814
Inventories
Raw materials	792,875	590,805
Finished goods	1,459,508	1,253,862
Prepaid expenses and other assets	161,596	107,617
Prepaid income taxes	305,704	293,869
Deferred taxes	384,000	393,000

Total current assets	12,904,452	13,384,941

Property and equipment, net	4,406,662	4,603,688

Total other assets	178,070	134,122

Total assets	$17,489,184	$18,122,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2011	December 31, 2010
Current liabilities
Accounts payable - trade	$902,885	$1,314,074
Accrued expenses and other liabilities	817,904	1,738,466
Current maturities of notes payable	434,358	411,988
Customer deposits	560,244	177,252

Total current liabilities	2,715,391	3,641,780

Notes payable - less current maturities	3,055,893	2,813,782
Deferred tax liability	664,000	708,000

Total liabilities	6,435,284	7,163,562

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 and 4,704,182 issued and outstanding, respectively	48,262	47,042
Additional paid-in capital	4,995,278	4,874,335
Retained earnings	6,112,660	6,140,112
	11,156,200	11,061,489

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,053,900	10,959,189

Total liabilities and stockholders' equity	$17,489,184	$18,122,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenue
Products sales and leasing	$4,871,117	$7,505,181
Shipping and installation revenue	951,301	1,071,157
Royalties	311,987	419,620

Total revenue	6,134,405	8,995,958

Cost of goods sold	5,479,018	6,169,371

Gross profit	655,387	2,826,587

Operating expenses
General and administrative expenses	630,075	668,727
Selling expenses	636,651	699,421

Total operating expenses	1,266,726	1,368,148

Operating income (loss)	(611,339)	1,458,439

Other income (expense)
Interest expense	(36,962)	(38,104)
Interest income	2,565	1,393
Gain on sale of assets	2,316	2,321
Other, net	12,532	438

Total other income (expense)	(19,549)	(33,952)

Income (loss) before income tax expense	(630,888)	1,424,487

Income tax benefit (expense)	161,000	(523,000)

Net income (loss)	$(469,888)	$901,487

Basic earnings (loss) per share	$(0.10)	$0.19
Diluted earnings (loss) per share	$(0.10)	$0.19

Weighted average number of common shares outstanding:
Basic	4,826,182	4,702,882
Diluted	4,826,182	4,792,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenue
Products sales and leasing	$16,410,086	$19,531,551
Shipping and installation revenue	3,504,116	2,190,497
Royalties	980,648	1,317,496

Total revenue	20,894,850	23,039,544

Cost of goods sold	16,893,184	16,100,316

Gross profit	4,001,666	6,939,228

Operating expenses
General and administrative expenses	2,121,758	1,892,485
Selling expenses	1,831,239	1,880,921

Total operating expenses	3,952,997	3,773,406

Operating income	48,669	3,165,822

Other income (expense)
Interest expense	(109,284)	(126,603)
Interest income	11,439	17,924
Gain on sale of assets	22,470	6,988
Other, net	86,254	(191)

Total other income (expense)	10,879	(101,882)

Income before income tax expense	59,548	3,063,940

Income tax expense	87,000	1,151,000

Net income (loss)	$(27,452)	$1,912,940

Basic earnings (loss) per share	$(0.01)	$0.41
Diluted earnings (loss) per share	$(0.01)	$0.40

Weighted average number of common shares outstanding:
Basic	4,778,441	4,702,882
Diluted	4,778,441	4,802,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income (loss)	$(27,452)	$1,912,940
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	537,832	545,569
Stock option compensation expense	17,043	34,054
Gain on disposal of fixed assets	(22,470)	(6,988)
Deferred taxes	(35,000)	200,000
(Increase) decrease in:
Accounts receivable - billed	163,329	(763,606)
Accounts receivable - unbilled	383,739	(3,296,879)
Inventories	(407,716)	732,250
Prepaid taxes and other assets	(109,763)	(43,996)
Increase (decrease) in:
Accounts payable - trade	(411,189)	108,401
Accrued expenses and other	(920,560)	536,434
Accrued income taxes payable	—	359,653
Customer deposits	382,993	(432,101)

Net cash absorbed by operating activities	(449,214)	(114,269)

Cash flows from investing activities:
Purchases of property and equipment	(339,950)	(1,012,054)
Proceeds from sale of fixed assets	21,614	19,311

Net cash absorbed by investing activities	(318,336)	(992,743)

Cash flows from financing activities:
Proceeds from long-term borrowings	575,000	118,505
Repayments of long-term borrowings and capital leases	(310,519)	(341,310)
Proceeds from options exercised	105,118	—

Net cash provided (absorbed) by financing activities	369,599	(222,805)

Net decrease in cash and cash equivalents	(397,951)	(1,329,817)

Cash and cash equivalents
Beginning of period	2,573,168	2,929,868

End of period	$2,175,217	$1,600,051

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

With respect to certain sales of Soundwall panels, architectural precast panels and Slenderwall™ precast panels, revenue is recognized using the percentage of completion method for recording revenues on long term contracts pursuant to ASC 605-35-25.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

Shipping revenues are recognized in the period the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only.  Warranty claims are reviewed and resolved on a case by case method.  Although the Company does incur costs for these types of expense, historically the amount of expense is immaterial.

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options excluded from the diluted earnings (loss) per share calculation because they would have an anti-dilutive effect were 465,965 and 258,166 for the three months ended September 30, 2011 and 2010, and 465,965 and 258,166 for the nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,
	2011	2010
Basic earnings (loss) per share

Income (loss) available to common shareholder	$(469,888)	$901,487

Weighted average shares outstanding	4,826,182	4,702,882

Basic earnings (loss) per share	$(0.10)	$0.19

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$(469,888)	$901,487

Weighted average shares outstanding	4,826,182	4,702,882
Dilutive effect of stock options	—	89,914

Total weighted average shares outstanding	4,826,182	4,792,796

Diluted earnings (loss) per share	$(0.10)	$0.19

	Nine Months Ended September 30,
	2011	2010
Basic earnings per share

Income (loss) available to common shareholder	$(27,452)	$1,912,940

Weighted average shares outstanding	4,778,441	4,702,882

Basic earnings (loss) per share	$(0.01)	$0.41

Diluted earnings per share

Income (loss) available to common shareholder	$(27,452)	$1,912,940

Weighted average shares outstanding	4,778,441	4,702,882
Dilutive effect of stock options	—	99,634

Total weighted average shares outstanding	4,778,441	4,802,516

Diluted earnings (loss) per share	$(0.01)	$0.40

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three months ended September 30, 2011 and $8,522 for the same period in 2010 and stock option expense for the nine months ended September 30, 2011 and 2010 was $17,043 and $34,054, respectively. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees.The Company did not issue any stock options for the nine months ended September 30, 2011.

The following table summarized options outstanding at September 30, 2011

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	587,965	$1.59
Granted	—	—
Forfeited	—	—
Exercised	(122,000)	(0.86)

Outstanding options at end of quarter	465,965	1.78

Outstanding exercisable options at end of quarter	465,965	1.78

The intrinsic value of outstanding and exercisable options at September 30, 2011 was approximately $119,000 .

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to September 30, 2011 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	no assurance of profitable operations; in this respect the Company incurred a net loss of $469,888 for the three months ended September 30, 2011,

•	our level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in 2011 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in SEC regulations, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company’s results of operations for the nine months ended September 30, 2011 were significantly below that of the same period in 2010.  While the Company has been successful in acquiring several large contracts during 2011, intense competition for these types of contracts in the geographical areas serviced by the Company has caused a decrease in profit margins for the large construction projects. Management has diligently worked to improve its profit margins by improving production processes and working more closely with its major suppliers to obtain raw materials at the lowest possible prices.  The Company’s overall performance for the third quarter of 2011 has been impacted by the continued slowdown in the nations economy and the construction industry in which we operate. While the Company expects a slight improvement in its results of operations for the fourth quarter of 2011, no assurance of this can be given.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenue By Type

	2011	2010	Change	% of Change
Product Sales:
Soundwall Sales	$399,073	$2,715,827	$(2,316,754)	(85)%
Architectural Panel Sales	1,112,089	54,894	1,057,195	1,926%
Slenderwall Sales	177,197	442,042	(264,845)	(60)%
Miscellaneous Wall Sales	406,995	—	406,995	—%
Total Wall Sales	2,095,354	3,212,763	(1,117,409)	(35)%
Barrier Sales	464,466	1,321,423	(856,957)	(65)%
Beach Prisms	18,489	—	18,489	—%
Easi-Set and Easi-Span Building Sales	940,214	931,047	9,167	1%
Utility and Farm Product Sales	1,090,633	589,818	500,815	85%
Miscellaneous Product Sales	120,212	1,249,012	(1,128,800)	(90)%
Total Product Sales	4,729,368	7,304,063	(2,574,695)	(35)%
Royalty Income	311,987	419,620	(107,633)	(26)%
Barrier Rentals	141,749	201,118	(59,369)	(30)%
Shipping and Installation Revenue	951,301	1,071,157	(119,856)	(11)%
Total Service Revenue	1,405,037	1,691,895	(286,858)	(17)%

Total Revenue	$6,134,405	$8,995,958	$(2,861,553)	(32)%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during three months ended September 30, 2011 due to the winding down of the production of a large soundwall job in Maryland. During 2011, the Company acquired two new wall contracts, one being architectural precast and the other Slenderwall™ precast walls. The architectural contract began production in August 2011 and was in full production in September.  The Slenderwall™ contract was originally set to start in late August 2011; however, due to architectural changes made just prior to production caused a delay until late September. Miscellaneous wall sales increase during the period as compared to the same period in 2010. Miscellaneous wall sales for the period consisted mainly of retaining wall panels and special panels for several smaller wall contracts.

Barrier Sales – Barrier sales decreased by 65% during the three months ended of September 30, 2011 compared to the same period in 2010. The decrease in sales relates primarily to the slowdown in federal and state government contracts for road projects.  The Company believes that sales of barrier will continue to moderate during the remainder of the year as it is anticipated that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of the year.

Easi-Set® and Easi-Span® Building Sales – Building sales remained relatively flat during the three months ended September 30, 2011 compared to the same period in 2010.  The Company has received a large building order that will be produced and delivered in 2012.  Management believes building sales will continue to improve slightly during the remainder of 2011.

Utility and Farm Product Sales – Utility and farm product sales increased by 85% for the three months ended September 30, 2011 compared to the same period 2010.  The increase in utility products relates to the production and sale of utility manholes for two state contracts in northern Virginia. The Company is aggressively seeking sales of utility products through its marketing and sales staff to maintain and improve sales over the remainder of 2011.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the current period, miscellaneous sales decreased significantly compared to the same period in 2010.  The decrease in sales relates to large contract in progress during the third quarter of 2010 which was completed in the fourth quarter of 2010. Miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry overall.

Royalty Income – Royalty revenue decreased by 26% during the three months ended September 30, 2011, compared to the same period in 2010, as a result of the continued weakness in federal and state government spending.  The Company has increased its advertising expense and is actively working with licensees to help promote their products to increase royalty revenues.

Barrier Rentals – Barrier rentals decreased for the three months ended September 30, 2011 compared to the same period in 2010. The decrease in barrier rentals was a result of the completion of several large contracts for rented barriers, the required maintenance on the returned barrier and the shipment out for new rental contracts.  Management believes that barrier rentals will increase slightly over the remainder of the year as it anticipates that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of 2011.

Shipping and Installation – Shipping and installation revenue decreased by $119,856 for the three months ended September 30, 2011 compared to the same period in 2010 due in part to the shipping of soundwall panels which were manufactured and sold in 2010 and early 2011; with the final delivery of these panels completed in August 2011.  Shipping and installation revenue is expected to remain at or near 2010 levels for the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the three months ended September 30, 2011 was $5,479,018, a decrease of $690,353, or 11%, from $6,169,371 for the same period in 2010.  Total cost of goods sold, as a percentage of total revenue, not including royalties, was 94% for the three months ended September 30, 2011 up from 72% for the same period in 2010.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was attributable, in part, to increases in steel and fuel prices and a product mix that contained several less profitable contracts due to intense competitive bidding in the geographically areas serviced by the Company. In addition, because of the late start on several large projects, revenues for product sales were significantly down for the period as discussed above while fixed costs remained at the same levels when compared to the same period in 2010. It is anticipated that product sales will improve during the fourth quarter compared to the third quarter, but no assurance can be given.

General and Administrative Expenses – For the three months ended September 30, 2011, the Company's general and administrative expenses decreased slightly by $38,652, or 6%, to $630,075 from $668,727 during the same period in 2010.  The decrease in expense primarily resulted from lower overall expenses for this category including bad debts of approximately $25,000. General and administrative expense as a percentage of total revenue was 10% and 7% for the three months ended September 30, 2011 and 2010, respectively. This increase in the percentage of total revenue from 7% to 10% is partially the result of fixed expenses compared to a lower revenue base.

Selling Expenses – Selling expenses for the three months ended September 30, 2011 decreased to $636,651 from $699,421 for the same period in 2010, or 9%.  The decrease resulted from lower salaries and commissions of approximately $38,000 and lower travel and entertainment costs of approximately $15,000. The remaining reduction is sales expenses were from a variety of smaller amounts from various other accounts.

Operating Income – The Company had an operating loss for the three months ended September 30, 2011 of $611,339 compared to operating income of $1,458,439 for the same period in 2010, a decrease of $2,069,778, or 142%.  The decrease in operating income was primarily the result of decreased sales and increased cost of goods sold as a percentage of revenues. As stated in the Cost of Goods Sold section above, because of the late start on several large projects, revenues for produced products were significantly down for the period as discussed above while fixed costs remained at the same levels when compared to the same period in 2010. It is anticipated that sales of these products will improve during the fourth quarter, but no assurance can be given.

Interest Expense – Interest expense was $36,962 for the three months ended September 30, 2011 compared to $38,104 for the same period in 2010.  The decrease of $1,142, or 3%, was due primarily to payment of notes payable during the period.

Income Tax Expense – The Company had income tax benefit of $161,000 for the three months ended September 30, 2011 compared to a tax expense of $523,000 for the same period in 2010.
Net Income – The Company had a net loss of $469,888 for the three months ended September 30, 2011, compared to net income of $901,487 for the same period in 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenue By Type

	2011	2010	Change	% of Change
Product Sales:
Soundwall Sales	$1,664,768	$7,931,785	$(6,267,017)	(79)%
Architectural Panel Sales	2,699,115	651,406	2,047,709	314%
Slenderwall Sales	1,647,693	442,042	1,205,651	273%
Miscellaneous Wall Sales	870,673	—	870,673	—%
Total Wall Sales	6,882,249	9,025,233	(2,142,984)	(24)%
Barrier Sales	2,074,872	3,622,704	(1,547,832)	(43)%
Beach Prisms	18,489	12,408	6,081	49%
Easi-Set and Easi-Span Building Sales	2,487,887	2,392,348	95,539	4%
Utility and Farm Product Sales	2,518,903	1,869,739	649,164	35%
Miscellaneous Product Sales	1,980,594	1,848,979	131,615	7%
Total Product Sales	15,962,994	18,771,411	(2,808,417)	(15)%
Royalty Income	980,648	1,317,496	(336,848)	(26)%
Barrier Rentals	447,092	760,140	(313,048)	(41)%
Shipping and Installation Revenue	3,504,116	2,190,497	1,313,619	60%
Total Service Revenue	4,931,856	4,268,133	663,723	16%

Total Revenue	$20,894,850	$23,039,544	$(2,144,694)	(9)%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during nine months ended September 30, 2011 due to the winding down of the production of a large soundwall job in Maryland. During 2011, the Company acquired several new wall contracts for its architectural and Slenderwall™ precast walls. The architectural contract consisted of both private and government projects in the Northern Virginia area. The largest of the largest of these contracts started in late August 2011 and was in full production in September.  The largest of the Slenderwall™ contracts was originally to start in late August 2011; however, due to architectural changes made just prior to production caused a delay until late September. Miscellaneous wall sales increase during the period as compared to the same period in 2010. Miscellaneous wall sales for the period consisted mainly of retaining wall panels, a railway station located in Maryland and special panels for several smaller wall contracts.

Barrier Sales – Barrier sales decreased by 43% for the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease in sales relates primarily to the slowdown in federal and state government contracts for road projects. While the Company has received two new large orders for barrier, which will be delivered this year as well as in 2012, the Company anticipates that sales of barrier will moderate during the remainder of the year as it is anticipated that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of the year.

Easi-Set® and Easi-Span® Building Sales – Building sales increased slightly during the nine months ended September 30, 2011 compared to the same period in 2010.  The increase in building sales relates to a slight up-tick seen in the number of jobs being quoted by the Company in the building market.  The Company has received a large order for a number of buildings which will be produced and shipped in 2012. Management believes building sales will remain at or near last years levels for the remainder of 2011.

Utility and Farm Product Sales – Utility and farm product sales increased by 35% for the nine months ended September 30, 2011 compared to the same period 2010. The increase in utility products relates to the production and sale of utility manholes for two state contracts in Northern Virginia. The Company is aggressively seeking sales of utility products through its marketing and sales staff to maintain and improve sales over the remainder of 2011.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  The slight increase in sales relates to an increased sales effort in miscellaneous products as well as the availability of miscellaneous contracts bidding. Sales for the period include the manufacture of panels for an underground storage facility and special panels for a university science project. The continued increase in miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry.

Royalty Income – Royalty revenue decreased by 26% during the nine months ended September 30, 2011, compared to the same period in 2010, as a result of the continued weakness in federal and state government spending.  The Company has increased its advertising expense and is actively working with licensees to help promote their products to increase royalty revenues.

Barrier Rentals – Barrier rentals decreased for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to a large short-term rental contract made in the same period of 2010.  As previously indicated, it is anticipated that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of 2011.

Shipping and Installation – Shipping and installation revenue increased by $1,313,619 for the nine months ended September 30, 2011 compared to the same period in 2010 due in part to the shipping of soundwall panels which were manufactured in 2010; such panels were not be completely shipped until the end of August 2011.  In addition, the Company is currently producing several architectural and Slenderwall™ contracts which require installation as opposed to soundwall panels which normally do not require installation by the Company.  Shipping and installation revenue is expected to remain at or near 2010 levels for the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the nine months ended September 30, 2011 was $16,893,184, a increase of $792,868, or 5%, from $16,100,316 for the same period in 2010.  Total cost of goods sold, as a percentage of total revenue, not including royalties, was 85% for the nine months ended September 30, 2011 up from 74% for the same period in 2010.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was attributable, in part, to increases in steel and fuel prices and a product mix that contained several less profitable contracts due to intense competitive bidding in the geographically areas serviced by the Company. In addition, because of the late start on several large projects, revenues for product sales were significantly down for the period as discussed above while fixed costs remained at the same levels when compared to the same period in 2010. It is anticipated that product sales will improve during the fourth quarter compared to the third quarter, but no assurance can be given.

General and Administrative Expenses – For the nine months ended September 30, 2011, the Company's general and administrative expenses increased by $229,273, or 12%, to $2,121,758 from $1,892,485 during the same period in 2010.  The increase in expense primarily resulted from an increase in use tax charged on installation of wall panels in the approximate amount of $210,000 and an increase in salaries and benefits of approximately $92,000 offset by reductions in bad debts expense of approximately $25,000 and decreases in various other accounts. As noted in the revenue analysis discussed above, the increase in installation revenue resulted from a significant increase in architectural and Slenderwall™ panel sales for the period.  General and administrative expense as a percentage of total revenue was 10% and 8% for the nine months ended September 30, 2011 and 2010, respectively. This increase in the percentage of total revenue from 8% to 10% is partially the result of fixed expenses compared to a lower revenue base.

Selling Expenses – Selling expenses for the nine months ended September 30, 2011 decreased to $1,831,239 from $1,880,921 for the same period in 2010, or 3%.  The decrease resulted from lower salaries and commissions of approximately $43,000 and lower travel and entertainment costs of approximately $18,000. The decrease in these expenses were partially offset by increases in several smaller amounts.

Operating Income – The Company had operating income for the nine months ended September 30, 2011 of $48,669 compared to operating income of $3,165,822 for the same period in 2010, a decrease of $3,117,153, or 99%.  The decrease in operating income was primarily the result of a decrease in sales, increased cost of goods sold and increased general and administrative expenses.

Interest Expense – Interest expense was $109,284 for the nine months ended September 30, 2011 compared to $126,603 for the same period in 2010.  The decrease of $17,319, or 14%, was due primarily to payment of notes payable over the past year.

Income Tax Expense – The Company had income tax expense of $87,000 for the nine months ended September 30, 2011 compared to $1,151,000 for the same period in 2010.

Net Income – The Company had a net loss of $27,452 for the nine months ended September 30, 2011, compared to net income of $1,912,940 for the same period in 2010.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first nine months of 2011 primarily from cash balances and a note payable to a bank in the amount of $575,000.  The note was in respect of the proceeds of a bank loan obtained by the Company in April 2011 to finance improvements to its existing commercial building site. The Company had $3,490,251 of debt obligations at September 30, 2011, of which $434,358 was scheduled to mature within twelve months.  During the nine months ended September 30, 2011, the Company made repayments of outstanding debt in the amount $310,519.

The Company's line of credit in the amount of $2,000,000 and its equipment guidance line in the amount of $1,000,000 matured on July 7, 2011. No amounts were outstanding under these lines of credit during at the time of maturity. The Company is currently in discussions with Summit Community Bank regarding the lines of credit and expects, but there can be no assurance, that the lines will be renewed by the end of 2011.

At September 30, 2011, the Company had cash totaling $2,175,217 compared to cash totaling $2,573,168 on December 31, 2010.  The decrease in cash is primarily the result of lower net income during the period and the payment of accounts payable and accrued expenses. During the nine months ended September 30, 2011, operating activities absorbed $449,214 of cash, investing activities absorbed $318,336, and financing activities provided $369,599 .

Capital spending totaled $339,950 for the nine months ended September 30, 2011, as compared to $1,012,054 for the same period in 2010.  The 2011 expenditures were primarily for the upgrade and replacement of property and equipment used in the production process.  The Company plans to make minimum purchases of property and equipment for the remainder of the year, based solely on production needs only.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 67 days for the year ended December 31, 2010 to 91 days for the nine months ended September 30, 2011.  The increase in days sales outstanding is attributable to several large contracts requiring monies be retained until final inspection and payment schedules which sometimes requires payment to be made to the general contractor by the project owner prior to payment to the Company. In addition, the current economic conditions have lengthened the average time to pay. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the anticipated lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $2,252,383 at September 30, 2011 and at December 31, 2010 was $1,844,667 or an increase of $407,716.  Inventory turnover was 8.4 for the nine months ended September 30, 2011 and 7.3 for the nine months ended December 31, 2010, annualized.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production remained relatively stable during 2010; however, the Company has experienced some increases in steel and fuel costs during the first nine months of 2011.

Sales Backlog

As of November 7, 2011, the Company’s sales backlog was approximately $9.7 million, as compared to approximately $12.0 million at the same date in 2010.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.                   Controls and Procedures

(a)      Disclosure controls and procedures

We carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2011.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                   Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A.                   Risk Factors

Not required

ITEM 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.                   Defaults Upon Senior Securities

None

ITEM 4.                   Removed and Reserved

ITEM 5.                   Other Information

None

ITEM 6.                   Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL-related information in Exhibit 101 to this quarterly report on Form 10-Q shall be deemed to be "furnished" and not "filed"

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 14, 2011	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the nine months ended September 30, 2011

Exhibit No	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL-related information in Exhibit 101 to this quarterly report on Form 10-Q shall be deemed to be "furnished" and not "filed"