Form 10-K
period 2011-12-31
SMITH MIDLAND CORP
filed 2012-04-16
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752
Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)	Identification No.)
P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
(Address of Principal Executive Offices, Zip Code)
(540) 439-3266
(Registrant's Telephone Number, Including Area Code)
Securities Registered Under Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2011 (the last business day of the Company’s most recently completed second fiscal quarter) was $6,624,834.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.

As of March 23, 2012, the Company had outstanding 4,785,262 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	no assurance of profitable operations; in this respect the Company incurred a net loss of $351,680 for the year ended December 31, 2011,

•	our level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the continued weakness in construction activity in 2012 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the board of directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have a separate audit committee; the board of directors functions in that role,

•	the Company’s board of directors does not have a member that qualifies as an audit committee financial expert as defined in the regulations,

•	the Company has experienced a high degree of employee turnover, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

PART I

Item 1    Business

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, highway, utilities and farming industries through its five wholly-owned subsidiaries. The Company's precast and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb some of the traffic noise; Sierra Wall™, a sound barrier primarily for roadside use; Easi-Set™ and Easi-Span™ transportable concrete buildings with patented features; and Beach Prisms™ erosion mitigating modules.  In addition, the Company's precast subsidiaries produce custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults and farm products such as cattleguards and water and feed troughs.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Easi-Set Industries, Inc., a Virginia corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising and Design, Inc., a Virginia corporation doing business as Midland Advertising + Design.

Market

The Company's precast and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the Slenderwall™ exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company's licensing subsidiary also licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Spain, and Chile.

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

Products

The Company's precast concrete products are cast in manufacturing facilities and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced in a “batch plant,” put into a mixer truck where it is mixed thoroughly and delivered to a construction site to be poured and set at the site.  Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building, or structurally.  Structural uses include building walls, frames, floors, or roofs.  The Company currently manufactures and sells a wide variety of products for use in the construction, transportation and utility industries.

Easi-Set Slenderwall™ Lightweight Construction Panels

The Slenderwall™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's Slenderwall system combines the essential components of a wall system into a single panel ready for interior dry wall mounting immediately upon installation. The base components of each Slenderwall™ panel consists of a galvanized or stainless steel stud frame with an exterior surface of approximately two-inch thick, steel-reinforced, high-density, precast concrete, with various available architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of epoxy coated stainless steel headed anchors that position the exterior concrete approximately one-half inch away from the steel frame.

Slenderwall™ panels are approximately one-third the weight of traditional precast concrete walls of equivalent size, permanence and durability, and are also significantly improved as to permanence and durability.  The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time and ease of erection and from the use of smaller cranes for installation.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barrier (the "J-J Hooks Barrier") is a crash-tested (privately funded), positively connected, safety barrier that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily for construction work zone purposes or permanently for traffic control.  Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.  The J-J Hooks Barriers interlock without the use of a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating.  The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements.  J-J Hooks Barrier meets the requirements and is NCHRP-350 TL3 approved.  In November 2009, the Company was issued a patent which contains deflection limitation blocks which improve the J-J Hooks connection performance.

The Company has applied for “design protection” of the “end taper” on each end of the barrier sections and the “J-Hook” in the United States, Canada, Australia and New Zealand.  If successful, these features cannot be copied by others. The United States has issued a "trade dress" registration for the "end taper" design feature.

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

Easi-Set Precast Building and Easi-Span™  Expandable Precast Building

The Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. The Easi-Set Precast Buildings are available in a variety of exterior finishes and in five standard sizes, or can be custom sized. The roof and floor of each Easi-Set Precast Buildings are manufactured using the Company's patented improved post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Precast Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location.

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

Softsound™ Soundwall Panels

Softsound™ soundwall panels, recently developed by the Company, utilize a “wood aggregate” sound absorptive material applied to the face of soundwall panels, which are used to absorb highway noise.  Softsound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia and Maryland.  The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals for all 50 states and Canadian Provinces.

Beach Prisms™ Erosion Control modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem.  This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline.  Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™.  The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties.  The Company applied for “design protection” in the United States for the Beach Prisms™ in 2009 and received that protection in July 2010.

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency.  Such approval is meeting resistance from the environmental agencies, however, the Company believes approval will be forthcoming. The Company recently installed its first Beach Prism protection on Virginia's Chesapeake Bay shoreline.

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

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set™ and Easi-Span™ Precast Buildings, Slenderwall™, Softsound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time license administration and training fee ranging from approximately $25,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically from 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set™/Easi-Span™ buildings and Slenderwall™ licensees pay the Company a monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company has entered into 50 licensing agreements in the United States, eight in Canada and one each in Belgium, New Zealand, Mexico and Australia, for a total of 62 licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities.  Two additional licensees were added in 2011 with aggregate initial licensee fees of $50,000 compared to $70,000 for 2010.

Marketing and Sales

The Company's precast subsidiaries use an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users.

The Company has also established a cooperative advertising program in which the Company and its Easi-Set™/Easi-Span™ buildings  and Slenderwall™ licensees combine resources to promote certain precast concrete products.  Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country.  Although the Company advertises nationally, the Company's precast subsidiaries marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia.

The Company's precast and barrier rental sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies and other end users that solicit construction contracts through a competitive bidding process.  In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction.  The Company's role in the bidding process is to provide estimates to the contractors desiring to include the Company's products or services in the contractor's bid.  If a contractor who accepts the Company's bid is selected to perform the construction, the Company provides the agreed upon products or services.  In many instances, the Company provides estimates to more than one of the contractors bidding on a single project.  The Company also occasionally negotiates with and sells directly to end-users.

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

The Company believes that the principal competitive factors for its precast products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service.  The Company believes that its plants in Midland, Virginia and Reidsville, North Carolina compete favorably with respect to each of these factors in the Mid-Atlantic regions of the United States.  Finally, the Company believes it offers a broad range of products that are very competitive in these markets.

Patents and Proprietary Information

The Company currently holds U.S., Canadian, Australian and New Zealand patents for J-J Hooks highway barrier and U.S. and Canadian patents for Easi-Set Precast Building features and for SlenderWall exterior cladding system features and a U.S. patent for H2Out™ .  In 1997, a European patent for J-J Hooks was allowed and it has been registered in the U.K. and Belgium.
 Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada.  A U.S. “trade dress” application for Beach Prisms and the J-J Hooks "end taper" have been issued in the U.S.

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

Employees

As of March 23, 2012, the Company had 136 full-time, 3 part-time employees and 10 temporary workers, of which 135 are located at the Company's Midland, Virginia facility, and 14 are located at the Company's facility located in Reidsville, North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates two manufacturing facilities.  The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant located on approximately 22 acres of land in Midland, Virginia, of which the Company owns approximately 19 acres and three acres are leased from Rodney I. Smith, the Company's President, at an annual rental rate of $24,000.  The manufacturing facility houses two concrete mixers and one concrete blender.  The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a recently enlarged and covered steel reinforcing fabrication area of approximately 8,000 square feet.  The Company's Midland facility also includes a large storage yard for inventory and stored materials.

The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for long-term notes, which as of December 31, 2011 had a balance of $2.4 million.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of March 23, 2012, there were approximately 56 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2011
First Quarter	$2.29	$1.76
Second Quarter	2.35	1.57
Third Quarter	1.90	1.45
Fourth Quarter	1.70	1.34
2010
First Quarter	$1.87	$1.20
Second Quarter	1.49	1.26
Third Quarter	1.53	1.35
Fourth Quarter	1.87	1.37

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

Overview

Overall, the Company’s financial performance decreased substantially in 2011 as compared to 2010. The Company had a net loss in 2011 in the amount of $351,680 as compared to net income of $2,410,811 for 2010, or a decrease of $2,762,491 or 115%.  The decrease in net income for the year ended December 31, 2011, was due to several factors including the completion of a profitable contract for soundwall in Maryland that was produced primarily in 2010. In addition, the Company was under tremendous pressure from its competitors who bid at extremely low prices for large projects in late 2010 and 2011, thereby reducing our margins significantly in 2011. Lower prices for projects also adversely affected income levels.

Results of Operations

Year ended December 31, 2011 compared to the year ended December 31, 2010

For the year ended December 31, 2011, the Company had total revenue of $26,696,727 compared to total revenue of $31,709,989 for the year ended December 31, 2010, an decrease of $5,013,262, or 16%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall sales, which include soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2011 and 2010:

Sales By Type
	2011	2010	Change	% of Change
Product Sales:
Soundwall Sales	$1,728,761	$10,173,325	$(8,444,564)	(83.0)%
Architectural Panel Sales	4,028,903	1,285,723	2,743,180	213.4%
Slenderwall Sales	2,186,456	472,851	1,713,605	362.4%
Miscellaneous Wall Sales	780,437	456,228	324,209	71.1%
Total Wall Sales	8,724,557	12,388,127	(3,663,570)	(29.6)%
Barrier Sales	2,967,515	4,672,426	(1,704,911)	(36.5)%
Beach Prisms	18,489	12,408	6,081	49.0%
Easi-Set and Easi-Span Building Sales	2,991,012	3,619,917	(628,905)	(17.4)%
Utility and Farm Product Sales	3,077,673	2,881,164	196,509	6.8%
Miscellaneous Product Sales	2,838,826	2,201,274	637,552	29.0%
Total Product Sales	20,618,072	25,775,316	(5,157,244)	(20.0)%
Royalties income	1,323,627	1,578,488	(254,861)	(16.1)%
Barrier Rentals	604,010	921,400	(317,390)	(34.4)%
Shipping and Installation	4,151,018	3,434,785	716,233	20.9%
Total Service Revenue	6,078,655	5,934,673	143,982	2.4%
Total Sales	$26,696,727	$31,709,989	$(5,013,262)	(15.8)%

Wall Sales – Wall sales are generally medium to large contracts issued by general contractors for production and delivery of a specific wall product for a specific construction project.  Changes in the mix of wall sales depend on what contracts were in production during the period.  In 2011, the Company had more architectural panel contracts in production as compared to the same period in 2010.  Soundwall sales decreased significantly in 2011 due primarily to a large soundwall contract for a specific road project started in late 2009 for which production was completed in the first quarter of 2011.  Slenderwall™ sales increased in 2011 due, in part, to two new contracts awarded during the year. While one of the new contracts contributed to current years revenues, both were delayed beyond the original schedule, with one delayed until the summer of 2012.  The Company believes Slenderwall™ sales will continue to improve in 2012 as these contracts will continue through the end of the third quarter of 2012. Miscellaneous wall sales were mainly retaining walls which are used to hold back earth on sloped land.

Barrier Sales – Barrier sales are dependent on the number of road projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2011 barrier sales were down by 36% from the previous year. This decline represents the continued slump in federal and state highway programs being funded.  It is anticipated by the Company that barrier sales will remain flat in 2012.

Beach Prisms – Beach prisms is a recent patented product line for the Company with the first sales beginning in 2009.  The Company is in the process of seeking to acquire the necessary permits from the states of Maryland and Virginia, which has been more difficult than originally estimated. The Company did receive a permit in the state of Virginia during 2011 and anticipates that further permits will occur and additional sales will be forthcoming.

Easi-Set® and Easi-Span® Building Sales – Easi-Set® and Easi-Span® building sales declined by 17% compared to 2010.  The decreased sales of buildings was primarily due to decreased spending by local, state and federal governments in the Company's geographical area. Bidding activity for buildings increased somewhat during the last quarter of 2011, leading management to believe building sales will increase in 2012.

Utility and Farm Sales – Utility and farm product sales increased slightly in 2011 due to several large government contracts for underground utility vaults in the Company's geographical area. The Company is also seeing more bidding opportunities for utility products as of late and believes this may lead to increased sales in 2012.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  Examples would include underground steam tunnels, highway slabs or bridge slabs.  Miscellaneous sales increased by 29% in 2011 as compared to 2010. Among other contracts, the Company procured a federal government contract for underground buildings, a state contract for METRO rail substation panels and a federal contract for decorative barrier.
Royalty Income – Royalty revenue decreased moderately in 2011. While overall royalties were down for 2011, building royalties remained relatively flat for the period, Slenderwall royalties were up during the period and barrier royalties were down for the period due to the continued decline in highway projects funded by federal and state governments. The Company signed two new licensees in 2011, one barrier license and one building license.

Barrier Rentals – Barrier rentals decreased significantly in 2011 compared to 2010, due primarily to the continued decrease in highway projects funded by federal and state programs during the year.

Shipping and Installation – Shipping and installation revenue increased in 2011 due to an increase in the sales of architectural panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.  In addition, the Company manufactured a significant number of soundwall panels in 2010 and 2011 which were invoiced during 2011 and 2010, however, many of these panels were shipped in 2011.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2011 was $22,094,943, a decrease of $587,852, or 3%, from $22,682,795 for the year ended December 31, 2010.  Total cost of goods sold, as a percentage of total revenue, increased to 83% for the year ended December 31, 2011 from 72% for the year ended December 31, 2010.  While raw materials rose only slightly during 2011 and 2010 with little or no inflationary pressures, the Company experienced tremendous pressure from its competitors on its profit margins resulting in a higher cost of goods sold as a percentage of sales.  The Company expects continued competitive pricing by its competitors through the first six months of 2012. The Company expects some slight increases in raw material costs during 2012, however, the Company has entered contracts with its major cement vendor and one of its major steel vendors which will keep these prices steady over the remainder of the year. Management has met with several additional vendors and plans to enter into contracts to achieve an overall reduction in raw material costs in 2012.

General and Administrative Expenses – For the year ended December 31, 2011, the Company's general and administrative expenses increased by $157,426, or 6%, to $2,868,441 from $2,711,015 during the same period in 2010.  The increase in general and administrative expenses resulted primarily from increased use tax expense related to the increased sale of installation services on architectural products.  General and administrative expense as a percent of total revenue were 11% and 9% for the years ended December 31, 2011 and 2010, respectively.

Selling Expenses - Selling expenses for the year ended December 31, 2011 decreased by $108,913, or 4%, to $2,342,997 from $2,451,910 for the year ended December 31, 2010.  The decrease was due to decreased advertising costs, sales salaries and commissions, and travel expenses.

Operating Income – The Company had an operating loss for the year ended December 31, 2011 of $364,836 compared to operating income of $3,928,269 for the year ended December 31, 2010, a decrease of $4,293,105, or 109%.  The decrease in operating income was primarily the result of decreased sales and an increase in the cost of goods sold as a percentage of total revenue for the year ended December 31, 2011.

Interest Expense – Interest expense was $136,067 for the year ended December 31, 2011 compared to $155,748 for the year ended December 31, 2010.  The decrease of $19,681, or 13%, was due primarily to lower balances on notes payable outstanding.

Income Tax Expense – The Company had an income tax benefit of $136,000 for the year ended December 31, 2011 compared to an income tax expense of $1,384,000 for the year ended December 31, 2010.

Net Income – The Company had a net loss of $351,680 for the year ended December 31, 2011, compared to net income of $2,410,811 for the same period in 2010.  The basic and diluted net loss per share for 2011 was $0.07, compared to basic and diluted net income per share of $0.51 and $0.50 for the year ended December 31, 2010.  There were 4,790,476 basic and diluted weighted average shares outstanding in the 2011 and 4,703,210 basic and 4,807,075 diluted weighted average shares outstanding in the 2010.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2011 with cash balances, an installment loan in the amount of $575,000 and proceeds from options exercised.

The Company has a note payable to Sonabank (the “Bank”), headquartered in Mclean, Virginia, with a balance of $2,424,560 as of December 31, 2011.  The note payable was acquired by Sonabank from Greater Atlantic Bank on December 4, 2009 in a transaction through the Federal Deposit Insurance Corporation.  The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by principally by all of the assets of the Company.  The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At December 31, 2011, the Company was in compliance with all covenants required pursuant to the loan agreement as amended.

At December 31, 2011, the Company had cash totaling $2,130,686 compared to cash totaling $2,573,168 at December 31, 2010.  During 2011, the Company’s operating activities absorbed $83,106 due mainly to the net loss for the period as well as changes in current asset and current liability accounts during 2011.  In 2011, investing activities absorbed $643,282 primarily for the purchase of equipment and improvements to the Company's facilities.  In 2011, financing activities provided $283,906 in cash, which resulted mainly from a note payable to a bank, the exercise of the Company's stock options, decrease in part by payments on the USDA guaranteed note payable in the amount of $283,906 and the payment of other notes payable during the year.

Capital spending, including financed additions, decreased from $1,174,584 in 2010 to $742,735 in 2011. Capital expenditures in 2011 included spending for vehicles, manufacturing equipment and improvements to the plant and the existing infrastructure.  In 2012, the Company intends to continue to make capital improvements including upgrades to its shipping equipment and batch plants as necessary.  The Company anticipates capital spending for 2012 to be approximately $500,000 due to continued weakness in economic conditions.

As a result of the Company's variable rate debt, the Company is especially sensitive to changes in the prevailing interest rates.  Increases in such interest rates may materially and adversely affect the Company's ability to finance its operations either by increasing the Company's cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $34,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company's days sales outstanding (DSO) in 2011 was 95 days compared to 67 days in 2010. The increase in DSO is due in part to the types of contracts in progress during the year, as architectural contracts typically hold retainage until the contract is fully completed which increases the DSO for the period. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2011 was $1,939,633 and at December 31, 2010 was $1,844,667 or a increase of $94,966.  The annual inventory turns for December 31, 2011 and 2010 were 7.1 and 7.3, respectively.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2011 and 2010, particularly in the purchases of certain raw materials such as steel and fuel.  The Company believes that raw material pricing will see some modest increases in 2012 as the economy continues its slow recovery, although no assurance can be given regarding future pricing.

Other Comments

As of March 23, 2012 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $7.8 million as compared to approximately $11 million at approximately the same time in 2010.  The majority of the projects relating to the sales backlog as of March 23, 2012 are scheduled to be shipped during 2012.

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

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry.  In addition to new product development strategy, in 2012 the Company begins its fourth year of a long-term commitment to lean manufacturing and continuous improvements in manufacturing.  As a by-product of our commitment to lean manufacturing, the Company believes this strategy will help reduce its overall future manufacturing costs.

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

Item 9A.    Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2011, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	73	1970	Chief Executive Officer, President and Chairman of the Board of Directors

Ashley B. Smith	49	1994	Vice President and Director

Wesley A. Taylor	64	1994	Vice President of Administration, Secretary and Director

Andrew G. Kavounis	86	1995	Director

William A. Kenter	65	2008	Chief Financial Officer

Steve Ott	45	2005	Vice President of Engineering, Smith-Midland - Virginia

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2011.

Code of Ethics

The Company adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Accounting Manager and persons performing similar functions.  The Board of Directors approved the code of ethics at their meeting on December 17, 2003.  A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003, and a copy may be obtained without charge by requesting one in writing from Secretary, Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, VA 22728.

Audit Committee

The Company does not have an Audit Committee of the Board of Directors; the entire Board of Directors serves the functions of the Audit Committee.  No member of the Board of Directors qualifies as an “audit committee financial expert”.  As a small company, the Company has not had the resources to recruit a person that so qualifies.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2011 and 2010 to the principal executive officer and the Company’s two most highly compensated executive officers (the “named executive officers”) whose total compensation exceeded $100,000 during 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compen-sation ($)	Non qualified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2011	106,622	144,408					100,000	351,030
President, Chief	2010	99,293	93,754	—	—	—	—	100,551	293,598
Executive Officer
and Chairman of the Board (3)

Ashley B. Smith	2011	129,810	157,379					1,258	288,447
Vice President (4)	2010	130,400	153,244	—	—	—	—	1,508	285,152

Wesley A. Taylor	2011	105,434	20,158					2,117	127,709
Vice President of	2010	99,674	22,111	—	—	—	—	6,878	128,663
Administration (5)

William A. Kenter	2011	105,000	21,000	—	—	—	—	—	126,000
Chief Financial Officer	2010	105,000	23,100	—	—	—	—	—	128,100

(1)  Represents salaries and commissions paid in 2011 and 2010 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid in 2011 and 2010, but accrued in the prior year, for annual performance-based bonuses related to operations in 2010 and 2009.

(3)  Mr. Rodney Smith was paid $99,000 in 2011 and 2010, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  Mr. Rodney Smith received director’s compensation in the amount of $1,000 and $650 for the years 2011 and 2010, respectively.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $1,000 and $650 for the years 2011 and 2010, respectively.

(5) Mr Wesley Taylor received director's compensation in the amount of $1,000 and $650 for the years 2011 and 2010, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	20,000	—	0.83	12/16/2013
	20,000	—	2.52	9/29/2015
	20,000	—	2.25	5/21/2016
	20,000	—	2.15	5/21/2017
	40,000	—	1.21	6/29/2018
TOTAL	120,000	—
Ashley B. Smith	10,000	—	0.83	12/16/2013
	10,000	—	2.52	9/29/2015
	7,000	—	2.25	5/21/2016
	7,000	—	2.15	5/21/2017
	14,800	—	1.21	6/29/2018
TOTAL	48,800	—
Wesley A. Taylor	5,367	—	0.83	12/16/2013
	10,000	—	2.52	9/29/2015
	7,000	—	2.25	5/21/2016
	7,000	—	2.15	5/21/2017
	7,000	—	1.21	6/29/2018
TOTAL	36,367	—
TOTAL	205,167	—

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.
Compensation of Directors

All Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties.

Fiscal 2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	1,000	—	—	—	—	—	1,000	(1)
Andrew G. Kavounis (2)	1,000	—	—	—	—	—	1,000
Ashley B. Smith	1,000	—	—	—	—	—	1,000	(1)
Wesley A. Taylor	1,000	—	—	—	—	—	1,000	(1)

(1)	Reflected in Summary Compensation Table above.

(2)	4,000 options were outstanding as of December 31, 2011, of which all were exercisable as of December 31, 2011.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered into a four-year Employment Agreement with Rodney I. Smith, its current President and Chief     Executive Officer, effective as of September 30, 2002.  The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein.  The agreement provides for an annual base salary of $99,000 (“Base Salary”), which is reviewed at least annually and adjusted from time to time at the determination of the Board of Directors.  It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement).  Payment of the royalty continues only for as long as the Company is using the inventions underlying the Patents.  Mr. Smith is also entitled to performance-based bonus as determined by the Board each calendar year.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2012, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	773,398	15.8%

Ashley B. Smith (1)(3)(4)(6)	163,417	3.4%

Wesley A. Taylor (1)(7)	62,750	1.3%

Andrew G. Kavounis (1)(8)	4,000	*

William A. Kenter (1)	—	—

Al Frank Asset Management, Inc. (9)	289,000	6.0%

Tall Cotton Partners, LLC (10)	567,363	11.9%

JCP Investment Partnership, LP (11)	300,890	6.3%

All directors and executive officers as a group (4 persons)(2)(12)	1,003,565	20.1%

* Less than 1%

(1)     The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, Andrew G. Kavournis and William A. Kenter is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(5)     Includes 50,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 120,000 shares.

(6)     Includes options to purchase 48,800 shares.

(7)     Includes options to purchase 36,367 shares.

(8)     Includes options to purchase 4,000 shares.

(9)    Address of holder is 32392 Coast Highway, Suite 260, Laguna Beach, CA 92651.

(10)  Address of holder is 1801 Libbie Avenue, Suite 201, Richmond, VA 23226.

(11) Address of holder is1177 West Loop South, Suite 1650, Houston, Texas 77027.

(12)  Includes options to purchase 209,167 shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2011, regarding the Company's equity compensation plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	425,965	1.82	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	425,965	1.82	500,000

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

	2011	2010
Audit Fees	$110,600	$145,350
Tax Fees	29,606	11,730
Audit-Related Fees	9,500	10,200
Total Fees	$149,706	$167,280

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included in Part II, Item 8, page 16 of this Form 10-K:

(2)	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.9
Promissory Note, dated April 20, 2011 and executed on April 26, 2011, in the amount of $575,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011.

10.10
A Credit Line Deed of Trust, dated April 20, 2011 and executed on April 26, 2011, between the Company and Summit Commit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011.

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

SMITH-MIDLAND CORPORATION

Date:	April 16, 2012	By:	/s/ Rodney I. Smith

Rodney I. Smith, President
(principal executive officer)

Date:	April 16, 2012	By:	/s/ William A. Kenter

William A. Kenter
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	April 16, 2012
Rodney I. Smith

/s/ Wesley A. Taylor	Director	April 16, 2012
Wesley A. Taylor

/s/ Ashley B. Smith	Director	April 16, 2012
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	April 16, 2012
Andrew G. Kavounis

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Smith-Midland Corporation
and Subsidiaries

F-2

Report of Independent Registered Public Accountants

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Richmond, Virginia
April 16, 2012
Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS (Note 2)
Current assets
Cash and cash equivalents	$2,130,686	$2,573,168
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $233,851 and $213,108)	7,191,071	7,518,806
Trade - unbilled	24,310	653,814
Inventories, net
Raw materials	735,125	590,805
Finished goods	1,204,508	1,253,862
Refundable income taxes	354,884	107,617
Prepaid income taxes	727,440	293,869
Deferred taxes (Note 4)	332,000	393,000

Total current assets	12,700,024	13,384,941

Property and equipment, net (Note 1)	4,615,514	4,603,688

Other assets	212,436	134,122

Total assets	$17,527,974	$18,122,751

See accompanying summary of accounting policies and notes to consolidated financial statements.
Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$854,165	$1,314,074
Accrued expenses and other liabilities	785,387	1,738,466
Current maturities of notes payable (Note 2)	411,561	411,988
Customer deposits	932,193	177,252

Total current liabilities	2,983,306	3,641,780

Notes payable - less current maturities (Note 2)	2,992,996	2,813,782
Deferred tax liability (Note 4)	822,000	708,000

Total liabilities	6,798,302	7,163,562

Commitments and contingencies (Note 7)

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 and 4,704,182 issued and outstanding, respectively	48,262	47,042
Additional paid-in capital	4,995,278	4,874,335
Retained earnings	5,788,432	6,140,112

	10,831,972	11,061,489
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,729,672	10,959,189

Total liabilities and stockholders' equity	$17,527,974	$18,122,751

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
Revenue
Products sales and leasing	$21,190,068	$26,696,717
Shipping and installation revenue	4,151,018	3,434,784
Royalties	1,355,641	1,578,488

Total revenue	26,696,727	31,709,989

Cost of goods sold	22,094,943	22,682,795

Gross profit	4,601,784	9,027,194

General and administrative expenses	2,868,441	2,711,015
Selling expenses	2,342,997	2,451,910

Total operating expenses	5,211,438	5,162,925

Gain on sale of assets	81,376	10,616
Other	163,442	53,384

Operating income (loss)	(364,836)	3,928,269

Other income (expense)
Interest expense	(136,067)	(155,748)
Interest income	13,223	22,290

Total other income (expense)	(122,844)	(133,458)

Income (loss) before income tax expense (benefit)	(487,680)	3,794,811

Income tax expense (benefit) (Note 4)	(136,000)	1,384,000

Net income (loss)	$(351,680)	$2,410,811

Basic earnings (loss) per share (Note 8)	$(0.07)	$0.51
Diluted earnings (loss) per share (Note 8)	$(0.07)	$0.50

See accompanying summary of accounting policies and notes to consolidated financial statements

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2009	$47,029	$4,812,401	$3,729,301	$(102,300)	$8,486,431

Stock options exercised	13	1,066	—	—	1,079

Stock option compensation	—	60,868	—	—	60,868

Net income	—	—	2,410,811	—	2,410,811

Balance, December 31, 2010	47,042	4,874,335	6,140,112	(102,300)	10,959,189

Stock options exercised	1,220	103,900	—	—	105,120

Stock option compensation	—	17,043	—	—	17,043

Net loss	—	—	(351,680)	—	(351,680)
Balance, December 31, 2011	$48,262	$4,995,278	$5,788,432	$(102,300)	$10,729,672

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities

Net income (loss)	$(351,680)	$2,410,811
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	712,832	735,009
Deferred taxes	175,000	422,000
Stock option compensation expense	17,043	60,868
Gain on sale of fixed assets	(81,376)	(10,616)
(Increase) decrease in
Accounts receivable - billed	327,735	(3,384,077)
Accounts receivable - unbilled	629,504	59,508
Inventories	(94,966)	758,703
Prepaid expenses and other assets	(325,582)	(33,401)
Prepaid income taxes	(433,571)	(155,866)
Increase (decrease) in
Accounts payable - trade	(459,908)	108,980
Accrued expenses and other liabilities	(953,079)	675,040
Customer deposits	754,942	(527,019)

Net cash provided (absorbed) by operating activities	$(83,106)	$1,119,940

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2011	2010
Cash Flows From Investing Activities
Purchases of property and equipment	$(742,735)	$(1,174,584)
Proceeds from sale of fixed assets	99,453	29,474

Net cash absorbed by investing activities	(643,282)	(1,145,110)

Cash Flows From Financing Activities
Proceeds from long-term borrowings	575,000	116,528
Repayments of long-term borrowings	(396,214)	(449,137)
Proceeds from options exercised	105,120	1,079

Net cash provided (absorbed) by financing activities	283,906	(331,530)

Net decrease in cash and cash equivalents	(442,482)	(356,700)
Cash and cash equivalents, beginning of year	2,573,168	2,929,868

Cash and cash equivalents, end of year	$2,130,686	$2,573,168

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$136,067	$155,748
Cash Payments for income taxes	$101,525	$1,269,477

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly owned subsidiaries.  The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, and Midland Advertising and Design, Inc., doing business as Midland Advertising + Design, a Virginia corporation.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2011, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the in the U.S. Federal and various state jurisdictions.  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2008.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

Stock Options

Stock based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility and dividend yield.  The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumed a 0% dividend yield. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation.  There were no option grants in 2011 and 2010.  Substantially all options become vested and exercisable ratably over a three-year period.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a monthly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2011 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

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

Reclassifications

Certain minor reclassifications have been made to prior year amounts to conform to the current year presentation.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $346,000 and $373,000 in 2011 and 2010, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity.

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2011.

Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through the date these financial statements were issued and did not note any events that would require disclosure or adjustment.

F-3

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2011	2010
Land and land improvements	$553,063	$553,063
Buildings	3,925,477	3,184,108
Machinery and equipment	8,313,841	8,540,373
Rental equipment	1,049,491	1,124,836

	13,841,872	13,402,380
Less: accumulated depreciation	9,226,358	8,798,692

	$4,615,514	$4,603,688

Depreciation expense was approximately $713,000 and $735,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2011	2010
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (3.75% at December 31, 2011); collateralized by principally all assets of the Company.	$2,424,560	$2,613,642
Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6,200 of principal and interest at prime at variable rate (5.29% at December 31, 2011); collateralized by certain property of the Company.	545,499	—
Capital lease obligations, for machinery and equipment maturing through 2013, with interest at approximately 7%.	102,321	224,298
Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2015, with interest at 4.75% through 8.38%.	332,177	387,830

	3,404,557	3,225,770
Less current maturities	411,561	411,988

	$2,992,996	$2,813,782

The Company’s note payable, with a balance of $2,424,560 at December 31, 2011, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA).  The note payable is secured by all of the assets of the Company.  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and places limits on annual capital expenditures.  At December 31, 2011, the Company was in compliance with all covenants pursuant to the loan agreement as amended.

The aggregate amounts of notes payable including capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2012	$411,561
2013	331,743
2014	327,387
2015	318,050
2016	318,185
Thereafter	1,697,631

$3,404,557

The aggregate amounts of capitalized lease payments in each of the next two years are as follows:

Year ending December 31,

2012	$99,923
2013	5,948
Total payments	105,871
Less amounts representing interest (at approximately 7%)	3,550

$102,321

Fixed assets under capital leases at December 31, 2011 and 2010 were approximately $583,000 gross carrying costs, with accumulated depreciation of approximately $270,000 and $205,000, respectively.

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases some of its Midland, Virginia property from its President and CEO, on a month-to-month basis, as additional storage space for the Company's finished work product.  The lease agreement calls for an annual rent of $24,000.  See additional items discussed in Note 7.

NOTE 4. - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	December 31,
	2011	2010
Federal:
Current	$(272,000)	$791,000
Deferred	153,000	313,000
	(119,000)	1,104,000
State:
Current	(39,000)	171,000
Deferred	22,000	109,000
	(17,000)	280,000

	$(136,000)	$1,384,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income (loss) as a result of the following:

	December 31,
	2011		2010
Income taxes at statutory rate	$(166,000)	(34.0)%	$1,291,000	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(19,000)	(3.9)%	168,000	4.6%
Other, including prior year under accrual	49,000	10.1%	(75,000)	(1.9)%

	$(136,000)	(27.8)%	$1,384,000	36.8%

Refundable income taxes at December 31, 2011 relate to amounts due from federal and state tax authorities for overpayment of 2011 estimated taxes.

Deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Depreciation	$(822,000)	$(708,000)
Provision for doubtful accounts	91,000	83,000
Vacation accrued	75,000	87,000
Deferred income	85,000	142,000
Other	81,000	81,000

Net deferred tax asset (liability)	(490,000)	(315,000)

Current portion, net	332,000	393,000
Long-term portion, net	(822,000)	(708,000)

	$(490,000)	$(315,000)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2011 and 2010 were approximately $88,000 and $92,000, respectively.

NOTE 6. - STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

On September 9, 2004, the Board of Directors and Stockholders of the Company adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.  On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  There were no grants of options during the year ended December 31, 2011.

Options generally vest over a three year period.  The Company recorded stock option expense of approximately $17,000 and $61,000 included in general and administrative expense for the years ended December 31, 2011 and 2010 respectively.  The Company recognized all remaining stock option expense in 2011 for options outstanding at December 31, 2011.

There were 122,000 options exercised in the year ending December 31, 2011 with an intrinsic value of approximately $178,000 at the time of exercise.  The intrinsic value of outstanding and exercisable options at December 31, 2011 is approximately $45,000.

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2011:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2009	$1.26	594,990	488,762
Granted	—	—	—
Forfeited	2.01	(5,725)	(5,150)
Exercised	0.83	(1,300)	(1,300)
Vested	2.15	—	67,512

Balance, December 31, 2010	1.62	587,965	549,824
Granted	—	—	—
Forfeited	1.39	(40,000)	(40,000)
Exercised	0.83	(122,000)	(122,000)
Vested	1.21	—	38,141

Balance, December 31, 2011	$1.82	425,965	425,965

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

NOTE 7. - COMMITMENTS AND CONTINGENCIES

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

NOTE 8. - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows:

	December 31,
	2011	2010
Basic earnings (loss) per share

Income (loss) available to common shareholder	$(351,680)	$2,410,811

Weighted average shares outstanding	4,790,476	4,703,210

Basic earnings (loss) per share	$(0.07)	$0.51

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$(351,680)	$2,410,811

Weighted average shares outstanding	4,790,476	4,703,210
Dilutive effect of stock options	—	103,865

Total weighted average shares outstanding	4,790,476	4,807,075

Diluted earnings (loss) per share	$(0.07)	$0.50

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 425,965 and 254,166 for the years ended December 31, 2011 and 2010, respectively.

F-4