Form 10-Q
period 2012-03-31
SMITH MIDLAND CORP
filed 2012-05-21
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012

or

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

Common Stock, $.01 par value, outstanding as of May 15, 2012 : 4,785,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.                   Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$2,898,911	$2,130,686
Accounts receivable
Trade - billed (less allowance for doubtful accounts of $299,085 and $233,851)	5,760,416	7,191,071
Trade - unbilled	315,334	24,310
Inventories
Raw materials	446,090	735,125
Finished goods	1,273,610	1,204,508
Prepaid expenses and other assets	233,924	354,884
Refundable income taxes	765,354	727,440
Deferred taxes	344,000	332,000

Total current assets	12,037,639	12,700,024

Property and equipment, net	4,440,762	4,615,514

Total other assets	210,421	212,436

Total assets	$16,688,822	$17,527,974

The accompanying notes are an integral part of the condensed consolidated financial statements.
SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2012	December 31, 2011
Current liabilities
Accounts payable - trade	$1,066,042	$854,165
Accrued expenses and other liabilities	831,667	785,387
Current maturities of notes payable	396,033	411,561
Customer deposits	122,959	932,193

Total current liabilities	2,416,701	2,983,306

Notes payable - less current maturities	2,899,823	2,992,996
Deferred tax liability	770,000	822,000

Total liabilities	6,086,524	6,798,302

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 issued and outstanding	48,262	48,262
Additional paid-in capital	4,995,278	4,995,278
Retained earnings	5,661,058	5,788,432
	10,704,598	10,831,972

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,602,298	10,729,672

Total liabilities and stockholders' equity	$16,688,822	$17,527,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Products sales and leasing	$4,064,115	$6,071,359
Shipping and installation revenue	1,542,738	1,212,882
Royalties	383,571	331,146

Total revenue	5,990,424	7,615,387

Cost of goods sold	4,974,567	6,021,439

Gross profit	1,015,857	1,593,948

Operating expenses
General and administrative expenses	658,270	766,023
Selling expenses	617,106	560,306

Total operating expenses	1,275,376	1,326,329

Gain on sale of assets	58,255	2,837
Other	9,792	50,041

Operating income (loss)	(191,472)	320,497

Other income (expense)
Interest expense	(35,251)	(34,778)
Interest income	1,348	5,173

Total other expense	(33,903)	(29,605)

Income (loss) before income tax (benefit) expense	(225,375)	290,892

Income tax (benefit) expense	(98,000)	103,000

Net income (loss)	$(127,375)	$187,892

Basic earnings (loss) per share	$(0.03)	$0.04
Diluted earnings (loss) per share	$(0.03)	$0.04

Weighted average number of common shares outstanding:
Basic	4,826,182	4,704,182
Diluted	4,826,182	4,863,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income (loss)	$(127,375)	$187,892
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities:
Depreciation and amortization	181,998	190,211
Stock option compensation expense	—	8,521
Gain on disposal of fixed assets	(58,255)	(2,837)
Deferred taxes	(64,000)	(13,000)
(Increase) decrease in:
Accounts receivable - billed	1,430,654	246,665
Accounts receivable - unbilled	(291,024)	40,738
Inventories	219,934	(101,776)
Prepaid taxes and other assets	85,062	12,768
Increase (decrease) in:
Accounts payable - trade	211,875	240,142
Accrued expenses and other	46,281	(855,503)
Customer deposits	(809,234)	(96,332)

Net cash provided (absorbed) by operating activities	825,916	(142,511)
	.
Cash flows from investing activities:
Purchases of property and equipment	(7,269)	(243,243)
Proceeds from sale of fixed assets	58,279	3,608

Net cash provided (absorbed) by investing activities	51,010	(239,635)

Cash flows from financing activities:
Repayments of long-term borrowings and capital leases	(108,701)	(108,056)

Net cash absorbed by financing activities	(108,701)	(108,056)

Net increase (decrease) in cash and cash equivalents	768,225	(490,202)

Cash and cash equivalents
Beginning of period	2,130,686	2,573,168

End of period	$2,898,911	$2,082,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The December 31, 2011 balance sheet was derived from audited financial statements included in the Form 10-K.

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

Reclassifications

Certain minor reclassifications have been made in prior year amounts to conform to the current year presentation.

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

NOTE 2. – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption did not have a material effect on the company's consolidated financial statements.

In December 2011, the FASB issued new accounting guidance regarding additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The impact of adoption will not have a material effect on the company's consolidated financial statements.

NOTE 3. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings (loss) per share calculation because they would have an anti-dilutive effect were 425,965 and 258,166 for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011
Basic earnings (loss) per share

Income (loss) available to common shareholder	$(127,375)	$187,892

Weighted average shares outstanding	4,826,182	4,704,182

Basic earnings (loss) per share	$(0.03)	$0.04

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$(127,375)	$187,892

Weighted average shares outstanding	4,826,182	4,704,182
Dilutive effect of stock options	—	159,636

Total weighted average shares outstanding	4,826,182	4,863,818

Diluted earnings (loss) per share	$(0.03)	$0.04

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2012 and $8,522 for the same period in 2011. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the three months ended March 31, 2012.

The following table summarized options outstanding at March 31, 2012

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	425,965	$1.82
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding options at end of quarter	425,965	1.82

Outstanding exercisable options at end of quarter	425,965	1.82

The intrinsic value of outstanding and exercisable options at March 31, 2012 was approximately $72,000 .

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to March 31, 2012 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date except as follows:

Line of Credit

As reported on Form 8-K filed on May 16, 2012, on May 10, 2012 the Company completed the refinance of its matured line of credit with Summit Community Bank for $2,000,000 under substantially the same terms and in the same amount. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. The interest rate is equal to the Wall Street Journal prime rate with an initial rate of 4.75% and a floor of 4.75% per annum, adjustable every month with interest only payments due on a monthly basis. The loan matures on May 10, 2013. Advances on the line of credit are made at the request of the Company. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $700,000 during the term of the loan; (ii) to maintain a minimum tangible equity of $5,000,000; (iii) to obtain bank approval prior to its funding any acquisition and (iv) to obtain bank approval prior to the payment of dividends on the Company's common stock. There were no outstanding balances at the time of the renewal.

Equipment Purchase Commitment

As reported in the same Form 8-K referenced above, on May 10, 2012 the Company received a Commitment Letter from Summit Community Bank to provide a guidance line of credit specifically to purchase business equipment in the amount of $1,000,000. The commitment provides for the purchase of equipment with minimum advances of $50,000 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.75% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on May 9, 2013. The key provisions of the guidance line of credit are the same as those of the Summit Community Bank line of credit more fully described above.

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

•
no assurance of profitable operations; in this respect the Company incurred a net loss of $127,375 for the three months ended March 31, 2012 and a net loss of $351,680 for the year ended December 31,2011,

•	our level of indebtedness and ability to satisfy the same,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in 2012 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director,

•	the Company does not have an audit committee; the Board of Directors functions in that role,

•	the Company’s Board of Directors does not have a member that qualifies as an audit committee financial expert as defined in SEC regulations, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s results of operations for the three months ended March 31, 2012 were below that of the same period in 2011.  While the Company was successful in acquiring several large contracts during 2011, intense competition for these types of contracts in the geographical areas serviced by the Company has caused a decrease in profit margins for some of the large construction projects. Management has diligently worked to improve its profit margins by improving production processes and working more closely with its major suppliers to obtain raw materials at the lowest possible prices.

The Company’s overall performance for the first quarter of 2012 was impacted by the continued slowdown in the nations economy and the construction industry in which it operates. In an effort to mitigate its potential losses in 2012, management elected to enact employee layoffs at all levels of its primary manufacturing entity, Smith-Midland Virginia, including both production and overhead divisions. In addition to the layoffs made, management also enacted salary reductions for all remaining employees with senior managers absorbing the biggest reductions. The layoffs and salary reductions were made in February of 2012 and resulted in annualized savings of approximately $2,000,000. It is anticipated that as the economy begins a meaningful comeback and the Company returns to profitable position, the salary reductions would be rescinded. Management believes that its first responsibility is to the shareholders of Smith-Midland and understands that our highest priority is to return to profitability as quickly as possible without negatively affecting future earnings.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue By Type

	2012	2011	Change	% of Change
Product Sales:
Soundwall Sales	$285,945	$900,218	$(614,273)	(68)%
Architectural Panel Sales	688,398	1,012,138	(323,740)	(32)%
Slenderwall Sales	360,776	1,050,242	(689,466)	(66)%
Miscellaneous Wall Sales	77,517	—	77,517	—%
Total Wall Sales	1,412,636	2,962,598	(1,549,962)	(52)%
Barrier Sales	743,923	839,415	(95,492)	(11)%
Easi-Set and Easi-Span Building Sales	462,011	812,218	(350,207)	(43)%
Utility and Farm Product Sales	377,460	769,336	(391,876)	(51)%
Miscellaneous Product Sales	989,054	548,405	440,649	80%
Total Product Sales	3,985,084	5,931,972	(1,946,888)	(33)%
Royalty Income	383,571	331,146	52,425	16%
Barrier Rentals	79,031	139,387	(60,356)	(43)%
Shipping and Installation Revenue	1,542,738	1,212,882	329,856	27%
Total Service Revenue	2,005,340	1,683,415	321,925	19%

Total Revenue	$5,990,424	$7,615,387	$(1,624,963)	(21)%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during three months ended March 31, 2012 due to the continued stagnant construction economy. The Company acquired several new wall contracts in 2011, however, because of current market conditions, these contracts were bid at lower profit margins than in more stable economic times. These contracts are currently in the production process. The Company bid on several large contracts during the first quarter of 2012 and is currently in the process of bidding on additional contracts. Management believes the Company will be awarded one or more of these contracts based on current discussions with the general contractors awarding the contracts. Miscellaneous wall sales increased during the current period as compared to the same period in 2011. Miscellaneous wall sales for the period consisted mainly of retaining wall panels and special panels for several smaller wall contracts.

Barrier Sales – Barrier sales decreased slightly during the three months ended of March 31, 2012 compared to the same period in 2011. The decrease in sales relates primarily to the slowdown in federal and state government contracts for road projects.  While the overall barrier market has slowed significantly over the last several years, the Company did receive a large contract to provide barrier for a Virginia road project which will start production in the second quarter of the year. It is anticipated that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of the year.

Easi-Set® and Easi-Span® Building Sales – Building sales decreased by 43% during the three months ended March 31, 2012, compared to the same period in 2011.  The Company has received two large building orders that will be produced and delivered in the second quarter of 2012.  Recent bidding activity in the Company's geographical area lead management to believe that building sales will improve slightly during the remainder of 2012.

Utility and Farm Product Sales – Utility and farm product sales decreased by 51% for the three months ended March 31, 2012 compared to the same period 2011.  The decrease in utility products, mainly manholes, is a result of the continued weakness in the construction industry. The Company is aggressively seeking sales of utility products through its marketing and sales staff to maintain and improve sales over the remainder of 2012.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the current period, miscellaneous sales increased by 80% compared to the same period in 2011.  The increase in sales relates to several contracts in progress during the quarter for the manufacture of a METRO rail station, bridge parapets and underground vaults. Miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry overall.

Royalty Income – Royalty revenue increased slightly during the three months ended March 31, 2012, compared to the same period in 2011.  The increase was due in part to increased barrier royalties and royalties on a large Slenderwall™ job. The Company signed its first Softsound™ licensee during the first quarter of 2012 and is in discussions with a another potential licensee for SoftSound™. The Company continues to help licensees promote their products to increase its royalty revenues.

Barrier Rentals – Barrier rentals decreased for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in barrier rentals is believed to be a result of the slow construction economy. Management believes barrier rentals will increase slightly over the remainder of the year as it anticipates that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of 2012.

Shipping and Installation – Shipping and installation revenue increased by $329,856 for the three months ended March 31, 2012 compared to the same period in 2011, due in part to the to the installation of both an architectural and a Slenderwall™ project during the period.  Shipping and installation revenue is expected to remain constant for the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the three months ended March 31, 2012 was $4,974,567, a decrease of $1,046,872, or 17%, from $6,021,439 for the same period in 2011.  Total cost of goods sold, as a percentage of total revenue, not including royalties, was 89% for the three months ended March 31, 2012 up from 83% for the same period in 2011.  The increase in cost of goods sold as a percentage of total revenue, excluding royalties, was primarily due to a product mix that contained several less profitable contracts due to intense competitive bidding in the geographically areas serviced by the Company. Management believes that inflation will cause a slight increase in some raw material costs while most will remain relatively flat during the remainder of the year. Management made some tough decisions during the first quarter of 2012 and for the first time made cutbacks in all areas to reduce both overhead and cost of goods sold. In addition, management enacted salary decreases for the remaining staff with the highest level of management taking the largest reductions.

General and Administrative Expenses – For the three months ended March 31, 2012, the Company's general and administrative expenses decreased $107,753, or 14%, to $658,270 from $766,023 during the same period in 2011.  The decrease was primarily related to the cutbacks and reduction of salaries described above, the reduction in state use tax assessed on installation projects and a reduction in general office expenses. General and administrative expense as a percentage of total revenue was 11% and 10% for the three months ended March 31, 2012 and 2011, respectively.

Selling Expenses – Selling expenses for the three months ended March 31, 2012 increased to $617,106 from $560,306 for the same period in 2011, or 10%.  The increase resulted from additional sales staff added, primarily non-Smith-Midland Virginia employees, and commissions, which are based on contract awards rather than revenue earned, partially offset by a reduction in general office expenses.

Operating Income – The Company had an operating loss for the three months ended March 31, 2012 of $191,472 compared to operating income of $320,497 for the same period in 2011.  The decrease in operating income was primarily the result of decreased sales and increased cost of goods sold as a percentage of revenues.

Interest Expense – Interest expense was $35,251 for the three months ended March 31, 2012 compared to $34,778 for the same period in 2011.  The decrease of $473, or 1%, was due primarily to payment of notes payable during the period.

Income Tax Expense – The Company had an income tax benefit of $98,000 for the three months ended March 31, 2012 compared to a tax expense of $103,000 for the same period in 2011.
Net Income – The Company had a net loss of $127,375 for the three months ended March 31, 2012, compared to net income of $187,892 for the same period in 2011.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first three months of 2012 primarily from cash balances.  The Company had $3,295,856 of debt obligations at March 31, 2012, of which $396,033 was scheduled to mature within twelve months.  During the three months ended March 31, 2012, the Company made repayments of outstanding debt in the amount $108,701.

The Company's line of credit in the amount of $2,000,000 and its equipment guidance line in the amount of

$1,000,000 matured on July 7, 2011. No amounts were outstanding under these lines of credit during at the time of maturity. The Company was in discussions with Summit Community Bank regarding the renewal of these lines of credit at March 31, 2012, and subsequent to that date, both loans were renewed. For more detail regarding the renewal terms see Note 4 - Subsequent Events.

At March 31, 2012, the Company had cash totaling $2,898,911 compared to cash totaling $2,130,686 on December 31, 2011.  The increase in cash is primarily the result of customer payments on accounts receivable during the period. During the three months ended March 31, 2012, operating activities provided $825,916 of cash, investing activities provided $51,010, and financing activities absorbed $108,701 .

Capital spending totaled $7,269 for the three months ended March 31, 2012, as compared to $243,243 for the same period in 2011.  The 2012 expenditures were primarily for the replacement of property and equipment used in the production process.  As demonstrated by the low dollar value of purchases in the first quarter of 2012, the Company plans to make minimum purchases of property and equipment for the remainder of the year, based solely on production needs only.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, decreased from 95 days for the year ended December 31, 2011 to 91 days for the three months ended March 31, 2012.  The decrease in days sales outstanding is attributable to the reduction of accounts receivable through increased collections efforts. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,719,700 at March 31, 2012 and at December 31, 2011 was $1,946,444 or a decrease of $226,744.  Inventory turnover was 2.1 for the three months ended March 31, 2012 and 2.5 for the three months ended March 31, 2011.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2011 and the first quarter of 2012 and the Company anticipates prices will remain relatively stable in 2012.

Sales Backlog

As of May 15, 2012, the Company’s sales backlog was approximately $8.1 million, as compared to approximately $6.0 million at approximately the same date in 2011.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.                   Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2012.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                   Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A.                   Risk Factors

Not required

ITEM 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.                   Defaults Upon Senior Securities

None

ITEM 4.                   Mine Safety Disclosures

None

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 21, 2012	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	May 21, 2012	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended March 31, 2012

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