Form 10-Q
period 2012-06-30
SMITH MIDLAND CORP
filed 2012-08-13
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2012

or

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

Common Stock, $.01 par value, outstanding as of August 7, 2012 : 4,785,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.                   Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$2,860,583	$2,130,686
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $249,161 and $233,851)	6,420,544	7,191,071
Trade - unbilled	414,910	24,310
Inventories
Raw materials	439,862	735,125
Finished goods	1,274,566	1,204,508
Prepaid expenses and other assets	215,685	354,884
Refundable income taxes	383,531	727,440
Deferred taxes	376,000	332,000

Total current assets	12,385,681	12,700,024

Property and equipment, net	4,265,909	4,615,514

Other assets	287,203	212,436

Total assets	$16,938,793	$17,527,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2012	December 31, 2011
Current liabilities
Accounts payable - trade	$978,710	$854,165
Accrued expenses and other liabilities	752,596	785,387
Current maturities of notes payable	357,051	411,561
Customer deposits	155,119	932,193

Total current liabilities	2,243,476	2,983,306

Notes payable - less current maturities	2,827,483	2,992,996
Deferred tax liability	842,000	822,000

Total liabilities	5,912,959	6,798,302

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 issued and outstanding	48,262	48,262
Additional paid-in capital	4,995,278	4,995,278
Retained earnings	6,084,594	5,788,432
	11,128,134	10,831,972

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,025,834	10,729,672

Total liabilities and stockholders' equity	$16,938,793	$17,527,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenue
Products sales and leasing	$4,948,697	$5,467,610
Shipping and installation revenue	1,258,657	1,339,933
Royalties	429,801	337,515

Total revenue	6,637,155	7,145,058

Cost of goods sold	4,831,019	5,392,727

Gross profit	1,806,136	1,752,331

Operating expenses
General and administrative expenses	550,545	725,660
Selling expenses	514,590	634,282

Total operating expenses	1,065,135	1,359,942

Gain (loss) on sale of assets	(7,284)	17,317
Other	(6,912)	23,681

Operating income	726,805	433,387

Other income (expense)
Interest expense	(32,800)	(37,544)
Interest income	1,532	3,701

Total other expense	(31,268)	(33,843)

Income before income tax expense	695,537	399,544

Income tax expense	272,000	145,000

Net income	$423,537	$254,544

Basic earnings per share	$0.09	$0.05
Diluted earnings per share	$0.09	$0.05

Weighted average number of common shares outstanding:
Basic	4,826,182	4,796,649
Diluted	4,850,569	4,884,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Revenue
Products sales and leasing	$9,012,812	$11,538,969
Shipping and installation revenue	2,801,395	2,552,815
Royalties	813,372	668,661

Total revenue	12,627,579	14,760,445

Cost of goods sold	9,805,586	11,414,166

Gross profit	2,821,993	3,346,279

Operating expenses
General and administrative expenses	1,208,815	1,491,683
Selling expenses	1,131,696	1,194,588

Total operating expenses	2,340,511	2,686,271

Gain on sale of assets	50,971	20,154
Other	2,880	73,722

Operating income	535,333	753,884

Other income (expense)
Interest expense	(68,051)	(72,322)
Interest income	2,880	8,874

Total other expense	(65,171)	(63,448)

Income before income tax expense	470,162	690,436

Income tax expense	174,000	248,000

Net income	$296,162	$442,436

Basic earnings per share	$0.06	$0.09
Diluted earnings per share	$0.06	$0.09

Weighted average number of common shares outstanding:
Basic	4,826,182	4,750,674
Diluted	4,863,208	4,839,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Reconciliation of net income to cash provided by operating activities
Net income	$296,162	$442,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,918	357,089
Stock option compensation expense	—	17,043
Gain on disposal of fixed assets	(50,971)	(20,154)
Deferred taxes	(24,000)	(48,000)
(Increase) decrease in:
Accounts receivable - billed	770,527	1,459,176
Accounts receivable - unbilled	(390,600)	131,200
Inventories	225,205	(636,686)
Prepaid taxes and other assets	408,343	82,013
Increase (decrease) in:
Accounts payable - trade	124,544	92,186
Accrued expenses and other	(32,791)	(940,350)
Customer deposits	(777,075)	(155,433)

Net cash provided by operating activities	907,262	780,520

Cash flows from investing activities:
Purchases of property and equipment	(8,334)	(301,678)
Proceeds from sale of fixed assets	50,993	20,928

Net cash provided (absorbed) by investing activities	42,659	(280,750)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	575,000
Repayments of long-term borrowings	(220,024)	(200,920)
Proceeds from options exercised	—	105,118

Net cash provided (absorbed) by financing activities	(220,024)	479,198

Net increase in cash and cash equivalents	729,897	978,968

Cash and cash equivalents
Beginning of period	2,130,686	2,573,168

End of period	$2,860,583	$3,552,136

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

NOTE 3. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings (loss) per share calculation because they would have an anti-dilutive effect were 254,166 for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,
	2012	2011
Basic earnings .per share

Income available to common shareholders	$423,537	$254,544

Weighted average shares outstanding	4,826,182	4,796,649

Basic earnings per share	$0.09	$0.05

Diluted earnings per share

Income available to common shareholders	$423,537	$254,544

Weighted average shares outstanding	4,826,182	4,796,649
Dilutive effect of stock options	24,387	88,120

Total weighted average shares outstanding	4,850,569	4,884,769

Diluted earnings per share	$0.09	$0.05

	Six Months Ended June 30,
	2012	2011
Basic earnings per share

Income available to common shareholder	$296,162	$442,436

Weighted average shares outstanding	4,826,182	4,750,674

Basic earnings per share	$0.06	$0.09

Diluted earnings per share

Income available to common shareholder	$296,162	$442,436

Weighted average shares outstanding	4,826,182	4,750,674
Dilutive effect of stock options	37,026	88,836

Total weighted average shares outstanding	4,863,208	4,839,510

Diluted earnings per share	$0.06	$0.09

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2012 and $8,522 and $17,043 for the same periods in 2011, respectively. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the six months ended June 30, 2012.

The following table summarized options outstanding at June 30, 2012

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	425,965	$1.82
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding options at end of quarter	425,965	1.82

Outstanding exercisable options at end of quarter	425,965	1.82

The intrinsic value of outstanding and exercisable options at June 30, 2012 was approximately $29,000.

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to June 30, 2012 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, while the Company had net income of $423,537 for the three months ended June 30, 2012, the Company incurred a net loss of $127,375 for the three months ended March 31, 2012 and a net loss of $351,680 for the year ended December 31,2011,

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

Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-

looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s results of operations for the three months ended June 30, 2012 were above that of the same period in 2011, however, the results for the six months ended June 30, 2012 was lower than that of the same period in 2011.  While the Company was successful in acquiring several construction contracts during 2012, intense competition for these types of contracts in the geographical areas serviced by the Company has caused a decrease in gross margins for some of the its construction projects. Management has diligently worked to improve its gross margins by improving production processes and working more closely with its major suppliers to obtain raw materials at the lowest possible prices.

The Company’s overall performance improved for the three months June 30, 2012, resulting in a slight improvement in gross margins when compared to the same period in 2011. In an effort to mitigate its potential losses in 2012 in view of the slowdown in the nation's economy and in the construction industry, management elected to enact employee layoffs at all levels of its primary manufacturing entity, Smith-Midland Virginia, including both production and overhead departments. In addition to the layoffs made, management also enacted salary reductions for all remaining employees with senior managers absorbing the biggest reductions. The layoffs and salary reductions were made in February 2012 and resulted in annualized savings of approximately $2,000,000. It is anticipated that as the economy and the construction industry begin a meaningful comeback, the salary reductions will be rescinded. Management believes that its first responsibility is to the shareholders of Smith-Midland and understands that our highest priority is to remain profitable without negatively affecting future earnings.

Results of Operations

Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

Revenue By Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% of Change	2012	2011	Change	% of Change
Product Sales:
Soundwall Sales	$260,635	$365,477	$(104,842)	(29)%	$546,580	$1,265,695	$(719,115)	(57)%
Architectural Panel Sales	687,631	574,888	112,743	20%	1,376,029	1,587,026	(210,997)	(13)%
Slenderwall Sales	34,394	420,254	(385,860)	(92)%	395,170	1,470,496	(1,075,326)	(73)%
Miscellaneous Wall Sales	123,834	463,678	(339,844)	(73)%	201,351	463,678	(262,327)	(57)%
Total Wall Sales	1,106,494	1,824,297	(717,803)	(39)%	2,519,130	4,786,895	(2,267,765)	(47)%
Barrier Sales	1,246,659	770,991	475,668	62%	1,990,582	1,610,406	380,176	24%
Easi-Set and Easi-Span Building Sales	936,284	735,455	200,829	27%	1,398,295	1,547,673	(149,378)	(10)%
Utility and Farm Product Sales	409,291	658,934	(249,643)	(38)%	786,751	1,428,270	(641,519)	(45)%
Miscellaneous Product Sales	442,677	1,311,977	(869,300)	(66)%	1,431,731	1,860,382	(428,651)	(23)%
Total Product Sales	4,141,405	5,301,654	(1,160,249)	(22)%	8,126,489	11,233,626	(3,107,137)	(28)%
Royalty Income	429,801	337,515	92,286	27%	813,372	668,661	144,711	22%
Barrier Rentals	807,292	165,956	641,336	386%	886,323	305,343	580,980	190%
Shipping and Installation Revenue	1,258,657	1,339,933	(81,276)	(6)%	2,801,395	2,552,815	248,580	10%
Total Service Revenue	2,495,750	1,843,404	652,346	35%	4,501,090	3,526,819	974,271	28%

Total Revenue	$6,637,155	$7,145,058	$(507,903)	(7)%	$12,627,579	$14,760,445	$(2,132,866)	(14)%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during the three and six months periods ended June 30, 2012 compared to the same periods in 2011, due primarily to the continued slowdown in the construction economy. The Company was awarded three new wall contracts during the first six months of 2012, and all were in production prior to June 30, 2012. However, these new contracts were at lower gross margins because of the aggressive bidding by competitors. The Company believes this trend will continue through the remainder of 2012 with a slight reduction in the downward trend.

Barrier Sales – Barrier sales increased during the three and six months ended of June 30, 2012 compared to the same periods in 2011. The increase in sales relates primarily to several federal and state government contracts for road projects.  While the overall barrier market has slowed significantly over the last several years, management is in negotiation for two additional barrier sales contracts for immediate production and delivery, that will continue this upward trend over the remainder of the year.
Easi-Set® and Easi-Span® Building Sales – While building sales decreased slightly during the six months ended June 30, 2012, sales for the three months ended June 30, 2012 were up compared to the same period in 2011.  The Company received two large building orders that were produced and delivered in the second quarter of 2012.  Recent bidding activity in the Company's geographical sales area leads management to believe that building sales will continue to improve slightly during the remainder of 2012.
Utility and Farm Product Sales – Utility and farm product sales decreased significantly for the three and six months ended June 30, 2012 compared to the same periods in 2011.  The decrease in utility products, mainly manholes, is a result of the continued weakness in the construction industry. The Company is aggressively seeking sales of utility products through its marketing and sales staff to maintain and improve sales over the remainder of 2012.
Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  For the three and six month periods ended June 30, 2012, miscellaneous sales decreased by 66% and 23% compared to the same periods in 2011, respectively.  As these types of projects have become more available in the last several years, the Company has become more aggressive in understanding and bidding these projects. Miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry overall.

Royalty Income – Royalty revenue increased moderately during the three and six months ended June 30, 2012, compared to the same periods in 2011.  The increase was due in part to increased barrier and Slenderwall royalties from Canadian licensees as Canada has been less affected by the economic downturn. The Company also signed its first two Softsound™ licenses during 2012. The Company continues to help licensees promote their products to increase its royalty revenues.

Barrier Rentals – Barrier rentals increased significantly for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase in barrier rentals is the result of a contract to provide services to set and remove barrier, supplied by the contractor, for the NATO Conference held in Chicago in May 2012. Management believes barrier rentals will increase slightly over the remainder of the year as it anticipates that federal and state government contracts for road projects will increase from current levels only slightly, if at all, during the remainder of 2012.

Shipping and Installation – Shipping and installation revenue decreased slightly for the three months ended June 30, 2012, compared to the same periods in 2011, due to lower sales of products resulting in lower shipping and installation during the period.  Shipping and installation revenue increased slightly for the six months ended June 30, 2012, compared to the same period in 2011, due in part to the installation of two large architectural projects that were installed mostly during the first quarter of the 2012. While management expects shipping to remain relatively flat over the remainder of the year, it believes that installation revenue will increase slightly due to increased sales requiring installation.

Cost of Goods Sold – Total cost of goods sold for the three and six month periods ended June 30, 2012 decreased by $561,708, or 10%, and $1,608,580 or 14%, respectively, from the same periods in 2011. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 78% and 79%, and 83% and 81% for the three and six month periods ended June 30, 2012 and June 30, 2011, respectively. The decrease in cost of goods sold as a percentage of total revenue, not including royalties, for the three months ended June 30, 2012 compared to the same period in 2011, was primarily due to employee layoffs and reductions of salaries made in February 2012. The increase in cost of goods sold as a percentage of total revenue, not including royalties, for the six months ended June 30, 2012 compared to the same period in 2011, was the result of reduced sales and continued competitive bidding on construction contracts resulting in lower gross margins partially offset by employee layoffs and reductions of salaries made in February 2012. Inflation remains relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the year.

General and Administrative Expenses – For the three months ended June 30, 2012, the Company's general and administrative expenses decreased $175,115, or 24%, to $550,545 from $725,660 during the same period in 2011.  The decrease was primarily related to the employee layoffs and reduction of salaries made in February 2012, the reduction in state use tax assessed on installation projects and lower bad debts expense. For the six months ended June 30, 2012, the Company's general and administrative expenses decreased $282,868, or 19%, to $1,208,815 from $1,491,683 during the same period in 2011.  The decrease for the three months ended June 30, 2012 compared to the same period in 2011, was primarily related to employee layoffs and reduction of salaries made in February of 2012, the reduction in state use tax assessed on installation projects and a reduction in bad debts expense. The decrease for the six months ended June 30, 2012 compared to the same period in 2011, was primarily related to the employee layoffs and reduction of salaries made in February 2012, the reduction in state use tax assessed on installation projects and a reduction in general office expenses. General and administrative expense as a percentage of total revenue was 8% and 10% for the three months ended June 30, 2012 and 2011, respectively, and 10% for the six months ended June 30, 2012 and 2011.

Selling Expenses – Selling expenses for the three months ended June 30, 2012 decreased to $514,590 from $634,282 for the same period in 2011, or 19%.  Selling expenses for the six months ended June 30, 2012 decreased to $1,131,696 from $1,194,588 for the same period in 2011, or 5%. The decreases for the three and six months ended June 30, 2012 resulted from reductions in salaries made in February 2012 and lower advertising expenses when comparing to the same periods in 2011.

Operating Income – The Company had an operating income for the three months ended June 30, 2012 of $726,805 compared to operating income of $433,387 for the same period in 2011.  The increase in operating income for the three month comparison of June 30, 2012 and 2011 was primarily the result of employee layoffs and the reduction of salaries made in February 2012. The Company had an operating income for the six months ended June 30, 2012 of $535,333 compared to operating income of $753,884 for the same period in 2011. The decrease in operating income for the six month comparison of June 30, 2012 and 2011, was due to higher revenues and gross margins in 2011, partially offset by employee layoffs and reduction of salaries made in February 2012.

Interest Expense – Interest expense was approximately $4,500 lower for both the three and six month periods ended June 30, 2012 compared to the same period in 2011.  The decrease was due primarily to payment of notes payable during the period.

Income Tax Expense – The Company had tax expense of $272,000 for the three months ended June 30, 2012 compared to $145,000 for the same period in 2011. The tax expense for the six months ended June 30, 2012 was $174,000 compared to $248,000 for the same period in 2011. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Income – The Company had net income of $423,537 for the three months ended June 30, 2012, compared to net income of $254,544 for the same period in 2011. The Company had net income of $296,162 for the six months ended June 30, 2012, compared to net income of $442,436 for the same period in 2011.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first six months of 2012 primarily from cash provided by operating activities.  The Company had $3,184,534 of debt obligations at June 30, 2012, of which $357,051 was scheduled to mature within twelve months.  During the six months ended June 30, 2012, the Company made repayments of outstanding debt in the amount $220,024. The Company has a $2,000,000 line of credit, of which none was outstanding at June 30, 2012. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on May 10, 2013. In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for an equipment line of credit which expires on May 9, 2013.

At June 30, 2012, the Company had cash totaling $2,860,583 compared to cash totaling $2,130,686 on December 31, 2011.  The increase in cash is primarily the result of customer payments on accounts receivable during the period and a federal income tax refund. During the six months ended June 30, 2012, operating activities provided $907,262 of cash, investing activities provided $42,659, and financing activities absorbed $220,024 .

Capital spending totaled $8,334 for the six months ended June 30, 2012, as compared to $301,678 for the same period in 2011.  The 2012 expenditures were primarily for office computer upgrades.  As demonstrated by the low dollar value of purchases in the first six months of 2012, the Company plans to make minimum purchases of property and equipment for the remainder of the year, based solely on production needs only.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, decreased from 95 days for the year ended December 31, 2011 to 90 days for the six months ended June 30, 2012.  The decrease in days sales outstanding is attributable to the reduction of accounts receivable through increased collections efforts. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,714,428 at June 30, 2012 and at December 31, 2011 was $1,939,633 or a decrease of $225,205.  Inventory turnover was 4.3 for the six months ended June 30, 2012 and 4.1 for the six months ended June 30, 2011.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2011 and the six months ended 2012 and the Company anticipates prices will remain relatively stable over the remainder of 2012.

Sales Backlog

As of August 7, 2012, the Company’s sales backlog was approximately $8.4 million, as compared to approximately $8.1 million at approximately the same date in 2011.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.                   Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2012.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Not applicable

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 13, 2012	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	August 13, 2012	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the six months ended June 30, 2012

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