Form 10-Q
period 2012-09-30
SMITH MIDLAND CORP
filed 2012-11-13
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012

or

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

Common Stock, $.01 par value, outstanding as of November 7, 2012 : 4,785,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$3,195,264	$2,130,686
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $262,184 and $233,851)	7,171,442	7,191,071
Trade - unbilled	848,848	24,310
Inventories
Raw materials	507,149	735,125
Finished goods	1,233,091	1,204,508
Prepaid expenses and other assets	358,948	354,884
Refundable income taxes	—	727,440
Deferred taxes	409,000	332,000

Total current assets	13,723,742	12,700,024

Property and equipment, net	4,157,502	4,615,514

Other assets	281,449	212,436

Total assets	$18,162,693	$17,527,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2012	December 31, 2011
Current liabilities
Accounts payable - trade	$1,200,791	$854,165
Accrued expenses and other liabilities	1,088,533	785,387
Income taxes payable	106,845	—
Current maturities of notes payable	329,497	411,561
Customer deposits	309,302	932,193

Total current liabilities	3,034,968	2,983,306

Notes payable - less current maturities	2,742,736	2,992,996
Deferred tax liability	672,000	822,000

Total liabilities	6,449,704	6,798,302

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 issued and outstanding	48,262	48,262
Additional paid-in capital	4,995,278	4,995,278
Retained earnings	6,771,749	5,788,432
	11,815,289	10,831,972

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,712,989	10,729,672

Total liabilities and stockholders' equity	$18,162,693	$17,527,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenue
Products sales and leasing	$5,809,880	$4,871,117
Shipping and installation revenue	1,456,430	951,301
Royalties	278,146	311,987

Total revenue	7,544,456	6,134,405

Cost of goods sold	5,479,602	5,479,018

Gross profit	2,064,854	655,387

Operating expenses
General and administrative expenses	616,514	630,075
Selling expenses	474,913	636,651

Total operating expenses	1,091,427	1,266,726

Gain on sale of assets	31,094	2,316
Other	11,750	12,532

Operating income (loss)	1,016,271	(596,491)

Other income (expense)
Interest expense	(33,757)	(36,962)
Interest income	1,010	2,565

Total other expense	(32,747)	(34,397)

Income (loss) before income tax expense	983,524	(630,888)

Income tax benefit (expense)	(295,000)	161,000

Net income (loss)	$688,524	$(469,888)

Basic earnings (loss) per share	$0.14	$(0.10)
Diluted earnings (loss) per share	$0.14	$(0.10)

Weighted average number of common shares outstanding:
Basic	4,826,182	4,826,182
Diluted	4,859,097	4,826,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Revenue
Products sales and leasing	$14,822,692	$16,410,086
Shipping and installation revenue	4,257,825	3,504,116
Royalties	1,091,518	980,648

Total revenue	20,172,035	20,894,850

Cost of goods sold	15,285,188	16,893,184

Gross profit	4,886,847	4,001,666

Operating expenses
General and administrative expenses	1,825,329	2,121,758
Selling expenses	1,606,609	1,831,239

Total operating expenses	3,431,938	3,952,997

Gain on sale of assets	82,065	22,470
Other	14,630	86,254

Operating income	1,551,604	157,393

Other income (expense)
Interest expense	(101,808)	(109,284)
Interest income	3,890	11,439

Total other expense	(97,918)	(97,845)

Income before income tax expense	1,453,686	59,548

Income tax expense	469,000	87,000

Net income (loss)	$984,686	$(27,452)

Basic earnings (loss) per share	$0.20	$(0.01)
Diluted earnings (loss) per share	$0.20	$(0.01)

Weighted average number of common shares outstanding:
Basic	4,826,182	4,778,441
Diluted	4,861,777	4,778,441

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$984,686	$(27,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	525,252	537,832
Stock option compensation expense	—	17,043
Gain on disposal of fixed assets	(82,065)	(22,470)
Deferred taxes	(227,000)	(35,000)
(Increase) decrease in:
Accounts receivable - billed	19,630	163,329
Accounts receivable - unbilled	(824,538)	383,739
Inventories	199,393	(407,716)
Prepaid taxes and other assets	654,365	(109,763)
Increase (decrease) in:
Accounts payable - trade	346,624	(411,189)
Accrued expenses and other	303,146	(920,560)
Income taxes payable	106,845	—
Customer deposits	(622,892)	382,993

Net cash provided (absorbed) by operating activities	1,383,446	(449,214)

Cash flows from investing activities:
Purchases of property and equipment	(50,940)	(339,950)
Proceeds from sale of fixed assets	64,397	21,614

Net cash provided (absorbed) by investing activities	13,457	(318,336)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	575,000
Repayments of long-term borrowings	(332,325)	(310,519)
Proceeds from options exercised	—	105,118

Net cash provided (absorbed) by financing activities	(332,325)	369,599

Net increase (decrease) in cash and cash equivalents	1,064,578	(397,951)

Cash and cash equivalents
Beginning of period	2,130,686	2,573,168

End of period	$3,195,264	$2,175,217

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments (which consist of normal, recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.The results disclosed in the condensed consolidated statements of operations are not necessarily indicative of the results to be expected in any future periods.

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

Revenue Recognition

Smith-Midland Corporation (the "Company") primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation of the Company’s standard products is typically performed by the customer; however, in some circumstances, the Company will install certain products which are accomplished at the time of delivery.  The installation activities of smaller buildings are usually performed at the Company's site and shipped completed to the customers site.  In larger utility building sales, the buildings are erected on the customers site within one or two days, depending on style and size.

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

In December 2011, the FASB issued new accounting guidance regarding additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The impact of adoption is not expected to have a material effect on the company's consolidated financial statements.

NOTE 3. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings (loss) per share calculation because they would have an anti-dilutive effect were 170,799 for the three and nine months ended September 30, 2012 and 465,965 for the three and nine months ended September 30, 2011.

	Three Months Ended September 30,
	2012	2011
Basic earnings (loss) per share

Income (loss) available to common shareholders	$688,524	$(469,888)

Weighted average shares outstanding	4,826,182	4,826,182

Basic earnings (loss) per share	$0.14	$(0.10)

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$688,524	$(469,888)

Weighted average shares outstanding	4,826,182	4,826,182
Dilutive effect of stock options	32,915	—

Total weighted average shares outstanding	4,859,097	4,826,182

Diluted earnings (loss) per share	$0.14	$(0.10)

	Nine Months Ended September 30,
	2012	2011
Basic earnings (loss) per share

Income (loss) available to common shareholder	$984,686	$(27,452)

Weighted average shares outstanding	4,826,182	4,778,441

Basic earnings (loss) per share	$0.20	$(0.01)

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$984,686	$(27,452)

Weighted average shares outstanding	4,826,182	4,778,441
Dilutive effect of stock options	35,595	—

Total weighted average shares outstanding	4,861,777	4,778,441

Diluted earnings (loss) per share	$0.20	$(0.01)

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2012 and the three months ended September 30, 2011, and $17,043 for the nine months ended September 30, 2011. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the nine months ended September 30, 2012.

The following table summarized options outstanding at September 30, 2012

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	425,965	$1.82
Granted	—	—
Forfeited	6,000	1.60
Exercised	—	—

Outstanding options at end of quarter	419,965	1.82

Outstanding exercisable options at end of quarter	419,965	1.82

The intrinsic value of outstanding and exercisable options at September 30, 2012 was approximately $80,000.

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to September 30, 2012 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, while the Company had net income of $$984,686 for the nine months ended September 30, 2012, the Company incurred a net loss of $351,680 for the year ended December 31, 2011,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in 2012 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s net income for the three and nine months ended September 30, 2012 were significantly above that of the same periods in 2011. While the Company continues to see intense competition for architectural and soundwall contracts in the geographical areas serviced by the Company, it has been able to increase both its gross profit and net income during the year. These increases are a result of management's continued emphasis on process controls, cost cutting and finding new, higher gross margin, revenue streams. The Company has been able to increase its sales of its innovative products including its J-J Hooks Highway Safety Barrier and its Easi-Set®/Easi-Span® utility buildings. The Company has also increased its revenues through its service revenue centers which includes shipping and installation services as well as special project revenues included in the barrier rentals sales category. The Company will continue to seek to make sales inroads in its new product development and its special projects revenue activities, although, because of the current weakened economic conditions, no assurance can be given regarding the results of future periods.

Results of Operations

Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

Revenue By Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% of Change	2012	2011	Change	% of Change
Product Sales:
Soundwall Sales	$1,220,443	$399,073	$821,370	206%	$1,767,023	$1,664,768	$102,255	6%
Architectural Panel Sales	348,436	1,112,089	(763,653)	(69)%	1,724,465	2,699,115	(974,650)	(36)%
Slenderwall Sales	212,633	177,197	35,436	20%	607,803	1,647,693	(1,039,890)	(63)%
Miscellaneous Wall Sales	(46,014)	406,995	(453,009)	(111)%	155,337	870,673	(715,336)	(82)%
Total Wall Sales	1,735,498	2,095,354	(359,856)	(17)%	4,254,628	6,882,249	(2,627,621)	(38)%
Barrier Sales	1,205,172	464,466	740,706	159%	3,195,754	2,074,872	1,120,882	54%
Easi-Set and Easi-Span Building Sales	1,092,827	940,214	152,613	16%	2,491,122	2,487,887	3,235	—
Utility and Farm Product Sales	387,222	1,090,633	(703,411)	(64)%	1,173,973	2,518,903	(1,344,930)	(53)%
Miscellaneous Product Sales	337,717	138,701	199,016	143%	1,769,448	1,999,083	(229,635)	(11)%
Total Product Sales	4,758,436	4,729,368	29,068	1%	12,884,925	15,962,994	(3,078,069)	(19)%
Royalty Income	278,146	311,987	(33,841)	(11)%	1,091,518	980,648	110,870	11%
Barrier Rentals	1,051,444	141,749	909,695	642%	1,937,767	447,092	1,490,675	333%
Shipping and Installation Revenue	1,456,430	951,301	505,129	53%	4,257,825	3,504,116	753,709	22%
Total Service Revenue	2,786,020	1,405,037	1,380,983	98%	7,287,110	4,931,856	2,355,254	48%

Total Revenue	$7,544,456	$6,134,405	$1,410,051	23%	$20,172,035	$20,894,850	$(722,815)	(3)%

Wall Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales decreased significantly during the three and nine month periods ended September 30, 2012 compared to the same periods in 2011, due primarily to the continued slowdown in the overall economy. The Company was awarded three new wall contracts during the first six months of 2012, and all were in production prior to September 30, 2012. However, these new contracts were at lower gross margins because of the aggressive bidding by competitors. The Company was awarded two new wall projects during the third quarter of the year, one being Slenderwall™ and the other a SoftSound™ soundwall project. These projects are scheduled to begin in late fourth quarter of 2012 or early first quarter of 2013. The negative amount in the miscellaneous wall sales type for the three months ended September 30, 2012 is due to the re-classification of a sale made in the first six months of 2012 that was erroneously classified as a miscellaneous wall sale and should have been classified as an architectural panel sale.

Barrier Sales – Barrier sales increased significantly during the three and nine months ended of September 30, 2012 compared to the same periods in 2011. The increase in sales relates primarily to several recent federal and state government contracts for road projects.  While the overall barrier market has slowed over the last several years, management was successful in negotiating two additional barrier sales contracts for immediate production and delivery, that will continue this upward trend over the remainder of the year.
Easi-Set® and Easi-Span® Building Sales – Building sales increased slightly during the three and nine months ended September 30, 2012, compared to the same periods in 2011.  The Company received two large building orders that were produced and delivered in the second quarter of 2012. During the third quarter of 2012, building sales continued to improve slightly over the same period in 2011.  Recent bidding activity, and increased contract awards for building products sales leads management to believe that building sales will continue to improve slightly during the remainder of 2012.

Utility and Farm Product Sales – Utility and farm product sales continued its decline over the three and nine months ended September 30, 2012 compared to the same periods in 2011.  The decrease in utility products, mainly manholes, is a direct result of the continued weakness in the construction industry. The Company has seen some signs that a slight increase in utilities sales may be forthcoming. Several large road projects have been approved for funding in the Company's geographical area, indicating a slight improvement may be ahead for these products.
Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  Miscellaneous product sales increased significantly for three month period ended September 30, 2012, compared to the same periods in 2011. The increase in sales was due to several relatively small contracts awarded to the Company for projects such as retaining wall, decorative street pieces and a culvert project. While sales for the third quarter were strong, sales are still lagging when comparing the nine months ended September 30, 2012 with the same period in 2011.  As these types of projects have become more available in the last several years, the Company has become more aggressive in understanding and bidding these projects. Miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry overall.

Royalty Income – Royalty revenue increased by 11% for the nine months ended September 30, 2012, compared to the same period in 2011.   The increase was due in part to increased barrier and Slenderwall™ royalties from Canadian licensees as Canada has been less affected by the economic downturn. Royalty revenue decreased by 11% for the three months ended September 30, 2012, compared to the same period in 2011 due primarily to the weakened economic conditions throughout the United States and many of our licensees countries. The Company also signed its first two Softsound™ licenses during 2012. The Company continues to help licensees promote their products to increase its royalty revenues and believes that royalties will remain at the current level in the fourth quarter of 2012.

Barrier Rentals – Barrier rentals increased significantly for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increase in barrier rentals is the result of several contracts to provide services to set and remove barrier, supplied by the contractor, for the NATO Conference held in Chicago in May 2012 and the Republican and Democratic national conventions held in August and September of 2012, respectively. Management believes that its core barrier rentals will increase slightly over the remainder of the year as it has been awarded a rental contract to provide barrier for a large highway project.

Shipping and Installation – Shipping and installation revenue increased significantly for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to several large architectural and Slenderwall™ jobs which were shipped and installed during the more recent periods.  While management expects shipping to remain relatively flat over the remainder of the year, it expects installation revenue to decrease as the majority of the current projects are in the production phase with installation projected to begin in 2013.

Cost of Goods Sold – Total cost of goods sold for the three month period ended September 30, 2012 increased by $584, or 0%, and the nine month period ended September 30, 2012 decreased by $1,607,996, or 10%, respectively, from the same periods in 2011. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 75% and 94% for the three months ended September 30, 2012 and September 30, 2011, respectively, and 80% and 85% for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. The decrease in cost of goods sold as a percentage of total revenue, not including royalties, for the three and nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to employee layoffs and reductions of salaries made in February 2012, and several short-term jobs with above average profit. Inflation remains relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the year.

General and Administrative Expenses – For the three months ended September 30, 2012, the Company's general and administrative expenses decreased $13,561, or 2%, to $616,514 from $630,075 during the same period in 2011.  The decrease was primarily due to employee layoffs and reductions of salaries made in February 2012, the reduction in state use tax assessed on installation projects, a reduction in state taxes partially offset by an increase in bad debts expense. For the nine months ended September 30, 2012, the Company's general and administrative expenses decreased $296,429, or 14%, to $1,825,329 from $2,121,758 during the same period in 2011.  The decrease for the nine months ended September 30, 2012 compared to the same period in 2011, was primarily due to employee layoffs and reductions of salaries made in February 2012, the reduction in state use tax assessed on installation projects and a reduction in general office expenses. General and administrative expense as a percentage of total revenue was 8% and 10% for the three months ended September 30, 2012 and 2011, respectively, and 9% and 10% for the nine months ended September 30, 2012 and 2011, respectively.

Selling Expenses – Selling expenses for the three months ended September 30, 2012 decreased to $474,913 from $634,282 for the same period in 2011, or 25%.  Selling expenses for the nine months ended September 30, 2012 decreased to $1,606,609 from $1,831,239 for the same period in 2011, or 12%. The decreases for the three and nine months ended September 30, 2012 resulted primarily from employee layoffs and reductions of salaries made in February 2012, and lower advertising expenses when comparing to the same periods in 2011.

Operating Income (Loss) – The Company had operating income for the three months ended September 30, 2012 of $1,016,271 compared to an operating loss of $596,491 for the same period in 2011.  The increase in operating income for the three month comparison of September 30, 2012 and 2011 was primarily the result of a reduction in employee costs, increased sales and a reduction of cost of goods sold as outlined above. The Company had operating income for the nine months ended September 30, 2012 of $1,551,604 compared to operating income of $157,393 for the same period in 2011. The increase in operating income for the nine month comparison of September 30, 2012 and 2011 was primarily the result of a reduction in employee costs, and reduced cost of goods sold as outlined above.

Interest Expense – Interest expense was slightly lower for both the three and nine month periods ended September 30, 2012 compared to the same period in 2011.  The decrease was due primarily to payment of notes payable during the period.

Income Tax Expense – The Company had tax expense of $295,000 for the three months ended September 30, 2012 compared to a tax benefit of $161,000 for the same period in 2011. The tax expense for the nine months ended September 30, 2012 was $469,000 compared to $87,000 for the same period in 2011. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Income (Loss) – The Company had net income of $688,524 for the three months ended September 30, 2012, compared to a net loss of 469,888 for the same period in 2011. The Company had net income of $984,686 for the six months ended September 30, 2012, compared to a net loss of 27,452 for the same period in 2011.

Liquidity and Capital Resources

The Company has financed its capital expenditures and its operating requirements for the first nine months of 2012 primarily from cash provided by operating activities.  The Company had $3,072,233 of debt obligations at September 30, 2012, of which $329,497 was scheduled to mature within twelve months.  During the nine months ended September 30, 2012, the Company made repayments of outstanding debt in the amount $332,325. The Company has a $2,000,000 line of credit, of which none was outstanding at September 30, 2012. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on May 10, 2013. In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for an equipment line of credit which expires on May 9, 2013.

At September 30, 2012, the Company had cash totaling $3,195,264 compared to cash totaling $2,130,686 on December 31, 2011.  The increase in cash is primarily the result of customer payments on accounts receivable during the period and a federal income tax refund. During the nine months ended September 30, 2012, operating activities provided $1,383,446 of cash, investing activities provided $13,457, and financing activities absorbed $332,325 .

Capital spending totaled $50,940 for the nine months ended September 30, 2012, as compared to $339,950 for the same period in 2011.  The 2012 expenditures were primarily barrier production molds and office computer upgrades.  As demonstrated by the low dollar value of purchases in the first nine months of 2012, the Company plans to make minimum purchases of property and equipment for the remainder of the year, based solely on production needs only.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, decreased from 95 days for the year ended December 31, 2011 to 89 days for the nine months ended September 30, 2012.  The decrease in days sales outstanding is attributable to the reduction of accounts receivable through increased collections efforts. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.

The Company’s inventory was $1,740,240 at September 30, 2012 and at December 31, 2011 was $1,939,633 or a decrease of $199,393.  Inventory turnover was 6.5 for the nine months ended September 30, 2012 and 8.3 for the nine months ended September 30, 2011.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2011 and the first nine months of 2012 and the Company anticipates prices will remain relatively stable over the remainder of 2012.

Sales Backlog

As of November 6, 2012, the Company’s sales backlog was approximately $7.5 million, as compared to approximately $9.7 million at approximately the same date in 2011.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The decrease in the backlog at November 6, 2012 from that of November 7. 2011 is attributable to the timing of recognizing long-term contracts in the backlog and, to a lesser extent, the weakened current economy. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2012.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 13, 2012	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	November 13, 2012	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended September 30, 2012

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