Form 10-K
period 2012-12-31
SMITH MIDLAND CORP
filed 2013-04-01
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752
Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)	Identification No.)
P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2012 (the last business day of the Company’s most recently completed second fiscal quarter) was $4,279,376.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.
As of March 4, 2013, the Company had outstanding 4,785,262 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, although the Company was profitable for the year, it incurred a significant loss for the fourth quarter of 2012; it also incurred a loss for the year ended December 31, 2011,

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

PART I

Item 1    Business

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, highway, utilities and farming industries through its five wholly-owned subsidiaries. The Company's precast and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb some of the traffic noise; Sierra Wall™, a sound barrier primarily for roadside use; Easi-Set™ and Easi-Span™ transportable concrete buildings with patented features; and Beach Prisms™ erosion mitigating modules.  In addition, the Company's precast subsidiaries produce farm products such as cattleguards and water and feed troughs as well as custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, retaining walls and utility vaults.

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

Market

The Company's precast and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports; municipal utilities; and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall™ exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company's licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Spain, and Chile.

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

Easi-Set SlenderWall™ Lightweight Construction Panels

The SlenderWall™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's SlenderWall system combines the essential components of a wall system into a single panel ready for interior dry wall mounting immediately upon installation. The base components of each SlenderWall™ panel consists of a galvanized or stainless steel stud frame with an exterior surface of approximately two-inch thick, steel-reinforced, high-density, precast concrete (with integral water repellent) and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel headed anchors that position the exterior concrete approximately one-half inch away from the steel frame.

SlenderWall™ panels are approximately one-third the weight of traditional precast concrete walls of equivalent size, permanence and durability, and are also significantly improved as to permanence and durability.  The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time and ease of erection and from the use of smaller cranes for installation. Closed-cell foam insulation and windows can be plant-installed further reducing cost and construction schedules.

The Company custom designs, manufactures, installs and licenses the SlenderWall™ exterior cladding system. The exterior of the SlenderWall™ system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick.

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system.  This tongue and groove connection system and its welded post to foundation connection make Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.  The one-piece post and panel design reduces installation time and cost.

The Company custom designs and manufactures Sierra Wall™ components to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall vary depends upon the terrain and application.  The Company also produces generic post and panel design sound barrier wall systems.  These systems are constructed of steel or precast concrete columns (the Company manufactures the precast columns) with precast concrete panels which slide down into the groove in each column.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barriers (the "J-J Hooks Barriers") are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily (free-standing, bolted, or pinned) for construction work zone purposes or permanently for traffic control.  Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.   J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating.  The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements.  J-J Hooks Barriers meet NCHRP-350 and MASH TL3 requirements and are approved by the FHWA.  In November 2009, the Company was issued a patent which contains deflection limitation blocks which improve the J-J Hooks connection performance and has a patent pending on the bolt pocket steel reinforcement.

The Company has applied for “design protection” of the “end taper” on each end of the barrier sections and the “J-Hook” in the United States, Canada, Australia and New Zealand.  If successful, these features cannot be copied by others. The United States has issued a "trade dress" registration for the "end taper" design feature.

The proprietary feature of J-J Hooks Barriers is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier, it resembles the letter "J" when viewed from directly above.  The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "hooks" face each other.  To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the hook of an elevated section of the barrier above the hook of a set section and lowers the elevated section into place.  The positive connection is automatically engaged.

The Company believes that the J-J Hooks Barrier connection design is superior to those of earlier highway safety barriers that were positively connected through the "eye and pin" technique.  Barriers incorporating this technique have eyes or loops protruding from each end of the barrier, which must be aligned during the setting process.  Once set, a crew inserts pins or long bolts through the eyes which connects and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barriers are easier and faster to install and remove, requires a smaller crew, and eliminates the need for loose hardware to make the connection.

In November 1990, the FHWA approved the free-standing J-J Hooks Barrier and in December 2012 the pinned and bolted J-J Hooks for use on federally aided highway projects following the successful completion of crash testing based on criteria from the National Cooperative Highway Research Program and from the Manual for Assessing Safety Hardware.

J-J Hooks free-standing barrier has been approved for use in state funded projects by 42 states, plus Washington, D.C. The Company is in various stages of the application process in additional states  and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada (Nova Scotia, New Brunswick and Ontario), Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

Easi-Set Precast Building and Easi-Span™  Expandable Precast Building

Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings are available in a variety of exterior finishes and in many standard sizes, or can be custom sized. The roof and floor of each Easi-Set Buildings are manufactured using the Company's patented second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location.

The Company also offers Easi-Span™, a line of expandable precast all concrete buildings.  Easi-Span™ incorporates the technology of the Easi-Set Buildings, but are available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.  Since these larger buildings have less competition from other materials and methods, they produce higher profit margins.  Both the Easi-Span and Easi-Set Buildings offer lines of fully-outfitted restrooms.

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

SoftSound™ Soundwall Panels

SoftSound™ soundwall panels, recently developed by the Company, utilize a “wood aggregate” sound absorptive material applied to the face of soundwall panels, which is used to absorb highway noise.  SoftSound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia, Maryland and Ontario, Canada.  The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals in all 50 states and the Canadian Provinces.

Beach Prisms™ Erosion Control Modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem.  This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline.  Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™ modules.  The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties.  The Company applied for “design protection” in the United States for the Beach Prisms™ in 2009 and received that protection in July 2010.

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

Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products. The Company has its first commercial project to provide the H2Out secondary drainage system on the recladding of an existing building using the SlenderWall panel system.

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

Licensing

The Company presently grants licenses, through its wholly-owned subsidiary Easi-Set Industries, for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks Barrier, Easi-Set™ and Easi-Span™ Precast Buildings, SlenderWall™, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time administration and training license fee ranging from approximately $25,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set™/Easi-Span™ buildings and SlenderWall™ licensees pay the Company a monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company has entered into 50 licensing agreements in the United States, ten in Canada and one each in Belgium, New Zealand, Mexico Australia and Trinidad, for a total of 65 licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities.  Four additional licensees were added in 2012 with aggregate initial licensee fees of $92,000 compared to $50,000 for 2011.

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

The Company owns U.S. registered trademarks for Smith-Midland (logo), Smith Cattleguard (words), Excellence in Precast Concrete (words), Easi-Set (logo & words), Easi-Span (words), Easi-Set Industries (words), J-J Hooks (logo), SlenderWall (logo), Thermaguard (words) and J-J Hooks "V" taper (trade-dress). The J-J Hooks logo is registered in Canada, European Community, Australia, and New Zealand.

While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed.  During 2012, the Company instituted a lawsuit for the infringement of its intellectual properties by a company producing its J-J Hooks highway barrier without a license. The Company successfully settled this matter by requiring the defendant's acceptance of becoming a licensee and thereby paying royalties on all J-J Hooks highway barrier sales. Even if a competitor's products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action would be very costly, and assuming the Company has sufficient resources, would divert funds and resources that otherwise could be used in the Company's operations.  No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.

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

Employees

As of March 23, 2012, the Company had 140 full-time, 4 part-time employees and 11 temporary workers, of which 133 are located at the Company's Midland, Virginia facility, and 22 are located at the Company's facility located in Reidsville,

North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

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

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for various notes payable, which notes as of December 31, 2012 had a balance of approximately $2.7 million.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of March 4, 2013, there were approximately 60 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2012
First Quarter	$1.65	$1.37
Second Quarter	1.51	1.09
Third Quarter	1.55	1.20
Fourth Quarter	1.97	1.38
2011
First Quarter	$2.29	$1.76
Second Quarter	2.35	1.57
Third Quarter	1.90	1.45
Fourth Quarter	1.70	1.34

Dividends

On December 11, 2012, the Company declared a special dividend of $.05 per share of Common Stock for holders' of record of December 14, 2012, to be paid on December 31, 2012. This was the first dividend paid by the Company since its inception and, accordingly, it may not pay any dividends again to its stockholders in the foreseeable future.  The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.  Except for dividends paid in shares of the Company’s Common Stock, the Company’s current loan agreement prohibits the payment of dividends to stockholders without the bank’s prior written consent, which the Company received prior to the payment of the 2012 dividend.

Shareholder Rights Plan

The Company's Shareholders Rights Plan expired on January 20, 2013. Management believes that it was in the best interest of its shareholders to allow the Shareholders Rights Plan to expire.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system.  In addition, the Company produces utility vaults; farm products such as cattleguards, and water and food troughs; and custom order precast concrete products with various architectural surfaces.

Overview

Overall, the Company’s financial performance improved in 2012 as compared to 2011, especially due to the results for the first nine months of 2012. The Company had net income in 2012 in the amount of $376,691 as compared to a net loss of $351,680 for 2011, or a increase of $728,371.  The increase in net income for the year ended December 31, 2012 was due to several factors including management's decision to reduce costs through layoffs and salary reductions for all employees early in the year and management's efforts in finding new revenues to replace those products that were lagging due to the slow economic conditions in the construction industry. By not only reducing employee costs, but also by managing all production and overhead cost, the Company was able increase profit on jobs with little or no profit at the time of bidding. The Company incurred a net loss of $607,995 for the fourth quarter of 2012 due primarily to the continued weak construction economy, legal expenses of $160,000 related to the intellectual properties infringement lawsuit discussed in "Business - Patents and Proprietary Information" above and the total reinstatement and partial repayment of a portion of salaries reduced from February through December 2012. The partial repayment of salaries was made possible by the high cash balances available to the Company. The Company has subsequently been awarded two new large SlenderWall™ projects that will begin early in the second quarter of 2013. In addition, the Company has received a verbal commitment for a large architectural contract, that if awarded (for which there can be no assurance), will begin late in the second quarter of 2013. As a result of the contracts awarded above and with the contract to provide rental barrier for the presidential inauguration in January 2013, the Company believes it will be profitable for at least the first three quarters of 2013, although no assurance can be given.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

For the year ended December 31, 2012, the Company had total revenue of $24,893,613 compared to total revenue of $26,696,727 for the year ended December 31, 2011, a decrease of $1,803,114, or 7%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall panel sales, which include soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2012 and 2011:

Sales By Product Type
	2012	2011	Change	% of Change
Product Sales:
Soundwall Sales	$2,390,041	$1,728,761	$661,280	38.3%
Architectural Panel Sales	2,307,053	4,028,903	(1,721,850)	(42.7)%
Slenderwall Sales	603,801	2,186,456	(1,582,655)	(72.4)%
Miscellaneous Wall Sales	235,823	780,437	(544,614)	(69.8)%
Total Wall Panel Sales	5,536,718	8,724,557	(3,187,839)	(36.5)%
Barrier Sales	3,828,341	2,967,515	860,826	29.0%
Beach Prisms	—	18,489	(18,489)	(100.0)%
Easi-Set and Easi-Span Building Sales	3,297,433	2,991,012	306,421	10.2%
Utility and Farm Product Sales	1,532,092	3,077,673	(1,545,581)	(50.2)%
Miscellaneous Product Sales	2,041,281	2,806,812	(765,531)	(27.3)%
Total Product Sales	16,235,865	20,586,058	(4,350,193)	(21.1)%
Royalties income	1,360,725	1,355,641	5,084.4%
Barrier Rentals	2,117,577	604,010	1,513,567	250.6%
Shipping and Installation	5,179,446	4,151,018	1,028,428	24.8%
Total Service Revenue	8,657,748	6,110,669	2,547,079	41.7%
Total Sales	$24,893,613	$26,696,727	$(1,803,114)	(6.8)%

Wall Panel Sales – Wall panel sales are generally medium to large contracts issued by general contractors for production and delivery of a specific wall panel product for a specific construction project.  Changes in the mix of wall panel sales depend on what contracts are in production during the period.  Soundwall sales increased significantly in 2012 due primarily to a large soundwall contract for a road project started in mid 2012 for which production will be completed in the first quarter of 2013.  Architectural sales decreased significantly in 2012 as continued downward price pressure on architectural projects made it difficult for the Company to bid competitively on these projects. Management believes it may be at least another year before architectural jobs will return to higher profit margin levels. Slenderwall™ sales decreased in 2012 due to two large Slenderwall™ contracts that were substantially completed in 2011 replaced with only two small jobs in 2012. The Company was recently awarded a large Slenderwall™ project in New Jersey that will start in the second quarter of 2013 and could significantly increase Slenderwall™ sales in 2013. Miscellaneous wall sales are mainly retaining walls which are used to hold back earth on sloped land. These types of projects were down in 2012 due to the continued weakness in the construction industry.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2012 barrier sales increased by 29% from the previous year. This increase relates to a major highway project that funded in 2012 and began construction in the summer of the year.  It is anticipated by the Company that barrier sales will decrease slightly or remain flat in 2013.

Beach Prisms – The Company made its first sales of beach prisms in 2009 and continued to make minor sales in 2010 and 2011.  There were no sales in 2012. The Company is still in the process of seeking to acquire the necessary permits from the states of Maryland and Virginia, which has been more difficult than originally estimated. The Company did receive a permit in the state of Virginia during 2011 and anticipates that further permits will occur and additional sales will be forthcoming, however, this cannot be assured.

Easi-Set® and Easi-Span® Building Sales – Easi-Set® and Easi-Span® building sales increased by 10% compared to the same period in 2011.  The increased sales of buildings was primarily due to the sale of several Easi-Span® buildings (the larger sized buildings). Bidding activity for buildings increased somewhat during 2012, leading management to believe building sales could continue to increase in 2013 To aid in the continued increase in building sales, the Company hired two new building salespersons with the first starting in December 2012 and the second starting in February 2013.

Utility and Farm Sales – Utility and farm product sales decreased by 50% in 2012 compared to 2011. Utility and farm products are mainly underground utility vaults used in infrastructure construction and consequently, when construction is weak so are utility vault sales. During 2011, the Company was in production of several large contracts that it received in late 2010. The Company will be bidding on a large vault project in the first quarter of 2013, which management believes it has a reasonably good chance to prevail. The Company is also seeing more bidding opportunities for utility products as of late and believes this, and the large vault project, may lead to increased sales in 2013.

Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  Examples would include underground steam tunnels, highway slabs or bridge slabs.  Miscellaneous sales decreased by 28% in 2012 as compared to 2011. The decrease is due primarily to the lower number of miscellaneous jobs being bid as a result of the weakened construction economy. Among other contracts currently in production during 2012 was a federal government contract for underground buildings, a state contract for METRO rail substation panels and several small retaining wall projects.

Royalty Income – Royalty revenue increased slightly in 2012. While overall royalties increased very slightly in 2012, building royalties remained relatively flat for the period, Slenderwall™ royalties were up significantly during the period and barrier royalties were down for the period due to the continued decline in highway projects funded by federal and state governments. The Company signed four new licensees in 2012, two barrier licenses and two SoftSound™ licenses.

Barrier Rentals – Barrier rentals increased significantly in 2012 compared to 2011. The increase was the result of several contracts to provide services to set and remove barrier supplied by the Company, and in some cases by the contractor, for use at the NATO Conference held in Chicago in May 2012 and the Republican and Democratic national conventions held in August and September of 2012, respectively. Management believes that its core barrier rentals could increase in 2013 due to some increase rental activity in the Company's geographical area on several major highway projects now underway. The Company received the contract to set and remove rental barrier for the inauguration of the President on January 20, 2013.

Shipping and Installation – Shipping and installation revenue increased by 25% in 2012 due to an increase in the installation of architectural panels which require installation as opposed to soundwall panels which normally do not require installation by the Company.  While shipping increased during 2012, the majority of the increase was in installation revenue earned on several contracts that were produced in 2011 but shipped and installed in 2012.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2012 was $19,447,119, a decrease of $2,647,824, or 12%, from $22,094,943 for the year ended December 31, 2011.  Total cost of goods sold, as a percentage of total revenue, decreased to 78% for the year ended December 31, 2012 from 83% for the year ended December 31, 2011.  The reduction in the cost of sold as a percentage of revenue was, in part, because of the increased gross margins on the special rental projects more fully described above. While raw material costs rose only slightly during 2012 and 2011 with very little inflationary pressures, the Company continued to experience tremendous pressure from its competitors on the profit margins of certain product lines resulting in a higher cost of goods sold as a percentage of sales over historical levels. In an effort to offset our competitors' pricing pressures, management reduced direct labor costs though layoffs and salary reductions during the year.  In December 2012, a portion of the reduced salaries were repaid and salaries were reinstated to the prior levels. The Company expects continued competitive pricing by its competitors through the end of 2013; however, management will continue to seek ways to reduce the effect of such pressures. As in 2012, the Company expects some slight increases in raw material costs during 2013.

General and Administrative Expenses – For the year ended December 31, 2012, the Company's general and administrative expenses decreased by $205,579, or 7%, to $2,662,862 from $2,868,441 during the same period in 2011.  The decrease in general and administrative expenses resulted primarily from a decrease in use tax expense, a decrease in employee costs and costs related to being a public company partially offset by an increase in general office expenses.  General and administrative expense as a percent of total revenue were 11% for the years ended December 31, 2012 and 2011.

Selling Expenses - Selling expenses for the year ended December 31, 2012 decreased by $137,954, or 6%, to $2,205,043 from $2,342,997 for the year ended December 31, 2011.  The decrease was due to decreased sales salaries and general sales expenses partially offset by increased advertising expense.

Operating Income – The Company had operating income for the year ended December 31, 2012 of $687,762 compared to an operating loss of $364,836 for the year ended December 31, 2011, an increase of $1,052,598.  The increase in operating income was primarily the result of a decrease in cost of goods sold for the year ended December 31, 2012 as a percentage of revenue as discussed above.

Interest Expense – Interest expense was $134,828 for the year ended December 31, 2012 compared to $136,067 for the year ended December 31, 2011.  The decrease of $1,239, or 1%, was due primarily to lower balances on notes payable outstanding.

Income Tax Expense – The Company had an income tax expense of $182,000 for the year ended December 31, 2012 compared to an income tax benefit of $136,000 for the year ended December 31, 2011.

Net Income – The Company had net income of $376,691 for the year ended December 31, 2012, compared to a net loss of $351,680 for the same period in 2011.  The basic and diluted earnings per share for 2012 was $0.08, compared to basic and diluted net loss per share of $0.07 for the year ended December 31, 2011.  There were 4,826,182 basic and 4,867,475 diluted weighted average shares outstanding in 2012 and 4,790,476 basic and diluted weighted average shares outstanding in the 2011.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2012 with cash flows from operations.

The Company has a note payable to Sonabank (the “Bank”), headquartered in Mclean, Virginia, with a balance of $2,209,415 as of December 31, 2012.  The note payable was acquired by Sonabank from Greater Atlantic Bank on December 4, 2009 in a transaction through the Federal Deposit Insurance Corporation.  The note had an original term of twenty-three years beginning on June 25, 1998 with an interest rate of .5% above prime, secured by principally by all of the assets of the Company.  The loan is guaranteed in part by the U.S. Department of Agriculture Rural Business-Cooperative Service’s loan guarantee.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At December 31, 2012, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the payment of cash dividends on December 31, 2012, for which the Company received approval prior to payment.

At December 31, 2012, the Company had cash totaling $4,367,474 compared to $2,130,686 at December 31, 2011.  During 2012, the Company’s operating activities provided $2,889,170 due mainly to the net income for the period as well as changes in current asset and current liability accounts during 2012.  In 2012, investing activities provided $2,050 primarily from the sale of outdated equipment.  In 2012, financing activities used $654,432 in cash, which resulted from payments on notes payable of $413,800 and the payment of a cash dividend in the amount of $240,632 .

Capital spending, including financed additions, decreased from $742,735 in 2011 to $110,275 in 2012. Capital expenditures in 2012 included spending for vehicles and manufacturing equipment.  In 2013, the Company intends to continue to make capital improvements including upgrades to its mixing batch plant, manufacturing equipment and other items as necessary.  The Company anticipates capital spending for 2013 to be approximately $500,000.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company's days sales outstanding (DSO) in 2012 was 80 days compared to 95 days in 2011. The decrease in the DSO is due primarily to better weekly communications with delinquent accounts. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2012 was $2,104,106 and at December 31, 2011 was $1,939,633 or a increase of $164,473.  The annual inventory turns for December 31, 2012 and 2011 were 7.8 and 7.1, respectively.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2012 and 2011, particularly in the purchases of certain raw materials such as steel and fuel.  The Company believes that raw material pricing will see some modest increases in 2013 as the economy continues its slow recovery, although no assurance can be given regarding future pricing.

Other Comments

As of March 4, 2013 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $6.7 million as compared to approximately $7.8 million at approximately the same time in 2011.  The reduction in the backlog relates to the weak construction industry as well as the shortening of the time period between bidding a project and putting the project into production compared to longer lead times when funding is more readily available in a strong construction industry. The majority of the projects relating to the sales backlog as of March 4, 2013 are scheduled to be shipped during 2013.

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

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry.  In addition to new product development strategy, in 2013 the Company begins its fifth year of a long-term commitment to lean manufacturing and continuous improvements in manufacturing.  As a by-product of our commitment to lean manufacturing, the Company believes this strategy will help reduce its overall future manufacturing costs.

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™, the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding.  While the Company has received a permit to install Beach Prisms™ in Virginia, the Company is still in the process of seeking to secure the approval and support of the appropriate environmental agencies in neighboring states for its Beach Prisms™.  Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2012, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	74	1970	Chief Executive Officer, President and Chairman of the Board of Directors

Ashley B. Smith	50	1994	Vice President and Director

Wesley A. Taylor	65	1994	Vice President of Administration, Secretary and Director

Andrew G. Kavounis	87	1995	Director

Frederick L. Russell, Jr.	53	2012	Director

William A. Kenter	66	2008	Chief Financial Officer

Steve Ott	46	2005	Vice President of Engineering, Smith-Midland - Virginia

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

Frederick L. Russell, Jr.  Managing Partner at Virginia Capital Partners. Frederick L. Russell has been Managing Partner at Virginia Capital Partners, a private equity fund, since its inception in 1996. Mr. Russell has more than 25 years of venture capital and private equity experience. Mr. Russell is on the Board of substantially all of Virginia Capital's active venture capital investments and is the Chairman of several of these companies. He is on the Board of Kinsale Capital, Virginia Business Media, SC Business Media, Tall Cotton Partners, Clear Signal Towers, Car Pool and Sewickley Partners. Fred was previously with a $1 billion private equity firm in Washington and a $100 million venture capital fund before that. The Company believes that Mr. Russell's current and past investment experience as well as his service as a director of many boards provides him with the knowledge and skills necessary to serve in the capacity of director for the Company.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2012.

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

Audit Committee

The Company currently has a standing Audit Committee with the members being Frederick L. Russell, Jr. and Andrew G. Kavounis.  Frederick L. Russell, Jr., our newest board member, is designated the committees' financial expert because of his 25 years experience in the finance industry as described more fully in Item 10. above. Mr. Russell is considered to be independent when using the definition of the New York Stock Exchange.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2012 and 2011 to the principal executive officer and the Company’s two most highly compensated executive officers (the “named executive officers”) whose total compensation exceeded $100,000 during 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Eq-uity Incentive Plan Compen-sation ($)	Non qual-ified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2012	92,348	—					100,000	192,348
President, Chief	2011	106,622	144,408					100,000	351,030
Executive Officer
and Chairman of the Board (3)

Ashley B. Smith	2012	131,877	—					1,000	132,877
Vice President (4)	2011	129,810	157,379					1,258	288,447

Wesley A. Taylor	2012	93,872	—					1,000	94,872
Vice President of	2011	105,434	20,158					2,117	127,709
Administration (5)

William A. Kenter	2012	95,692	—					—	95,692
Chief Financial Officer	2011	105,000	21,000					—	126,000

(1)  Represents salaries paid in 2012 and 2011 for services provided by each named executive officer serving in the capacity listed. Salaries of all executive officers were reduced in early 2012 repaid in part and reinstated at the end of 2012.

(2)  Represents amounts paid in 2011, but accrued in the prior year, for annual performance-based bonuses related to operations in 2010.

(3)  Mr. Rodney Smith was paid $99,000 in 2012 and 2011, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  Mr. Rodney Smith received director’s compensation in the amount of $1,000 for the years 2012 and 2011.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $1,000 for the years 2012 and 2011.

(5) Mr. Wesley Taylor received director's compensation in the amount of $1,000 for the years 2012 and 2011.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2012.

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

Fiscal 2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	1,000	—	—	—	—	—	1,000	(1)
Andrew G. Kavounis (2)	1,000	—	—	—	—	—	1,000
Ashley B. Smith	1,000	—	—	—	—	—	1,000	(1)
Wesley A. Taylor	1,000	—	—	—	—	—	1,000	(1)
Frederick L. Russell, Jr.	—	—	—	—	—	—	—

(1)	Reflected in Summary Compensation Table above.

(2)	4,000 options were outstanding as of December 31, 2012, of which all were exercisable as of December 31, 2012.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 4, 2013, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	773,398	15.8%

Ashley B. Smith (1)(3)(4)(6)	163,417	3.4%

Wesley A. Taylor (1)(7)	62,750	1.3%

Andrew G. Kavounis (1)(8)	4,000	*

William A. Kenter (1)	—	—

Tall Cotton Partners, LLC (9)	567,363	11.9%

JCP Investment Partnership, LP (10)	300,890	6.3%

Henry Partners, L.P. (11)	416,000	8.7%

All directors and executive officers as a group (4 persons)(2)(12)	1,003,565	20.1%

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

(5)     Includes 20,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 120,000 shares.

(6)     Includes options to purchase 48,800 shares.

(7) Includes options to purchase 36,367 shares.

(8)     Includes options to purchase 4,000 shares.

(9) Address of holder is 1801 Libbie Avenue, Suite 201, Richmond, VA 23226. Frederick L. Russell, Jr., a director of the Company, is deemed to beneficially own the securities owned of record by Tall Cotton Partners, L.P. by virtue of his control over the manager of this entity.

(10) Address of holder is 1177 West Loop South, Suite 1650, Houston, Texas 77027.

(11) Address of holder is 255 South 17th Street, Suite 2608, Philadelphia, PA 19103.
(12) Includes options to purchase 209,167 shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2012, regarding the Company's equity compensation plans.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are two independent directors of the Company, Andrew G. Kavounis and Frederick L. Russell, Jr.  The test utilized for the determination of independence is that of the New York Stock Exchange.

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

The Company currently has a standing Audit Committee with the members being Frederick L. Russell, Jr. and Andrew G. Kavounis.  Frederick L. Russell, Jr., our newest board member, is designated the committees' financial expert because of his 25 years experience in the finance industry as described in more fully in Item 10. above. Mr. Russell is considered to be independent when using the definition of the New York Stock Exchange.

	2012	2011
Audit Fees	$139,650	$110,600
Tax Fees	22,850	29,606
Audit-Related Fees	9,800	9,500
Other Fees	—	—
Total Fees	$172,300	$149,706

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included in Part II, Item 8, page 17 of this Form 10-K:

(2)	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.9
Promissory Note, dated April 20, 2011 and executed on April 26, 2011, in the amount of $575,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011).

10.10
A Credit Line Deed of Trust, dated April 20, 2011 and executed on April 26, 2011, between the Company and Summit Commit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011.

10.11
Promissory Note, dated May 10, 2012, in the amount of $2,000,000 issued by the Company to Summit Community Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).

10.12
Commitment Letter related to the line of credit dated May 9, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).

10.13
Commercial Loan Application - Summary related to the line of credit dated March 1, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).

10.14
Commercial Security Agreement related to the line of credit dated May 10, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).

10.15
Commitment Letter dated related to the guidance line of credit on May 10, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).

10.16
Commercial Loan Application - Summary related to the guidance line of credit dated March 1, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012).

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

SMITH-MIDLAND CORPORATION

Date:	April 1, 2013	By:	/s/ Rodney I. Smith

Rodney I. Smith, President
(principal executive officer)

Date:	April 1, 2013	By:	/s/ William A. Kenter

William A. Kenter
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	April 1, 2013
Rodney I. Smith

/s/ Wesley A. Taylor	Director	April 1, 2013
Wesley A. Taylor

/s/ Ashley B. Smith	Director	April 1, 2013
Ashley B. Smith

/s/ Andrew G. Kavounis	Director	April 1, 2013
Andrew G. Kavounis

/s/ Frederick L. Russell, Jr.	Director	April 1, 2013
Frederick L. Russell, Jr.

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accountants

Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Richmond, Virginia
April 1, 2013

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS (Note 2)
Current assets
Cash and cash equivalents	$4,367,474	$2,130,686
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $230,749 and $233,851)	4,752,729	7,191,071
Trade - unbilled	356,525	24,310
Inventories, net
Raw materials	472,149	735,125
Finished goods	1,631,957	1,204,508
Prepaid expenses and other assets	287,002	354,884
Prepaid income taxes	173,155	727,440
Deferred taxes (Note 4)	438,000	332,000

Total current assets	12,478,991	12,700,024

Property and equipment, net (Note 1)	4,049,478	4,615,514

Other assets	289,335	212,436

Total assets	$16,817,804	$17,527,974

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$922,091	$854,165
Accrued expenses and other liabilities	1,140,234	785,387
Current maturities of notes payable (Note 2)	329,529	411,561
Customer deposits	204,991	932,193

Total current liabilities	2,596,845	2,983,306

Notes payable - less current maturities (Note 2)	2,661,228	2,992,996
Deferred tax liability (Note 4)	694,000	822,000

Total liabilities	5,952,073	6,798,302

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 issued	48,262	48,262
Additional paid-in capital	4,995,278	4,995,278
Retained earnings	5,924,491	5,788,432

	10,968,031	10,831,972
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,865,731	10,729,672

Total liabilities and stockholders' equity	$16,817,804	$17,527,974

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011
Revenue
Products sales and leasing	$18,353,442	$21,190,068
Shipping and installation revenue	5,179,446	4,151,018
Royalties	1,360,725	1,355,641

Total revenue	24,893,613	26,696,727

Cost of goods sold	19,447,119	22,094,943

Gross profit	5,446,494	4,601,784

General and administrative expenses	2,662,862	2,868,441
Selling expenses	2,205,043	2,342,997

Total operating expenses	4,867,905	5,211,438

Gain on sale of assets	110,175	81,376
Other	(1,002)	163,442

Operating income (loss)	687,762	(364,836)

Other income (expense)
Interest expense	(134,828)	(136,067)
Interest income	5,757	13,223

Total other expense	(129,071)	(122,844)

Income (loss) before income tax expense (benefit)	558,691	(487,680)

Income tax expense (benefit) (Note 4)	182,000	(136,000)

Net income (loss)	$376,691	$(351,680)

Basic earnings (loss) per share (Note 8)	$0.08	$(0.07)
Diluted earnings (loss) per share (Note 8)	$0.08	$(0.07)

See accompanying summary of accounting policies and notes to consolidated financial statements

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2010	$47,042	$4,874,335	$6,140,112	$(102,300)	$10,959,189

Stock options exercised	1,220	103,900	—	—	105,120

Stock option compensation	—	17,043	—	—	17,043

Net loss	—	—	(351,680)	—	(351,680)
Balance, December 31, 2011	48,262	4,995,278	5,788,432	(102,300)	10,729,672

Dividends paid on common stock	—	—	(240,632)	—	(240,632)

Net income	—	—	376,691	—	376,691
Balance, December 31, 2012	$48,262	$4,995,278	$5,924,491	$(102,300)	$10,865,731

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Reconciliation of net income (loss) to net cash provided (absorbed) by operating activities

Net income (loss)	$376,691	$(351,680)
Adjustments to reconcile net income to net cash provided (absorbed) by operating activities
Depreciation and amortization	674,160	712,832
Deferred taxes	(234,000)	175,000
Stock option compensation expense	—	17,043
Gain on sale of fixed assets	(110,175)	(81,376)
(Increase) decrease in
Accounts receivable - billed	2,604,342	327,735
Accounts receivable - unbilled	(332,215)	629,504
Inventories	(164,473)	(94,966)
Prepaid expenses and other assets	(9,015)	(325,582)
Prepaid income taxes	554,285	(433,571)
Increase (decrease) in
Accounts payable - trade	67,924	(459,908)
Accrued expenses and other liabilities	354,848	(953,079)
Customer deposits	(893,202)	754,942

Net cash provided (absorbed) by operating activities	$2,889,170	$(83,106)

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2012	2011
Cash Flows From Investing Activities
Purchases of property and equipment	$(110,275)	$(742,735)
Proceeds from sale of fixed assets	112,325	99,453

Net cash provided (absorbed) by investing activities	2,050	(643,282)

Cash Flows From Financing Activities
Proceeds from long-term borrowings	—	575,000
Repayments of long-term borrowings	(413,800)	(396,214)
Dividends paid on common stock	(240,632)	—
Proceeds from options exercised	—	105,120

Net cash provided (absorbed) by financing activities	(654,432)	283,906

Net increase (decrease) in cash and cash equivalents	2,236,788	(442,482)
Cash and cash equivalents, beginning of year	2,130,686	2,573,168

Cash and cash equivalents, end of year	$4,367,474	$2,130,686

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$134,828	$136,067
Cash Payments for income taxes	$6,000	$101,525

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

As of December 31, 2012, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the in the U.S. Federal and various state jurisdictions.  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2010.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

Stock Options

Stock based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility and dividend yield.  The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation.  There have been no option grants since 2008.  Substantially all options become vested and exercisable ratably over a three-year period.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2012 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $404,000 and $346,000 in 2012 and 2011, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2012.

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

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2012	2011
Land and land improvements	$553,063	$553,063
Buildings	3,923,852	3,925,477
Machinery and equipment	8,299,962	8,313,841
Rental equipment	989,030	1,049,491

	13,765,907	13,841,872
Less: accumulated depreciation	9,716,429	9,226,358

	$4,049,478	$4,615,514

Depreciation expense was approximately $674,000 and $713,000 for the years ended December 31, 2012 and 2011, respectively.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2012	2011
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (3.75% at December 31, 2012); collateralized by principally all assets of the Company.	$2,209,415	$2,424,560
Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6,200 of principal and interest at prime at variable rate (5.29% at December 31, 2012); collateralized by certain property of the Company.	499,007	545,499
A capital lease obligation, for machinery and equipment maturing in 2013, with interest at approximately 7%.	3,228	102,321
Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2015, with interest at 1.0% through 6.7%.	279,107	332,177

	2,990,757	3,404,557
Less current maturities	329,529	411,561

	$2,661,228	$2,992,996

The Company’s note payable, with a balance of $2,209,415 at December 31, 2012, is guaranteed in part by the U.S. Department of Agriculture Rural Business - Cooperative Services (USDA).  The note payable is secured by all of the assets of the Company.  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth and places limits on annual capital expenditures.  At December 31, 2012, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the payment of a cash dividend on December 31, 2012, for which the Company received approval prior to payment.

The aggregate amounts of notes payable and capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2013	$329,528
2014	328,496
2015	317,143
2016	317,420
2017	330,819
Thereafter	1,367,351

$2,990,757

The remaining amount of capitalized lease payments due in 2013 are as follows:

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Year ending December 31,

2013 payments	$3,263
Less amounts representing interest (at approximately 7%)	35

$3,228

Fixed assets under capital leases at December 31, 2012 and 2011 were approximately $64,000 gross carrying costs, with accumulated depreciation of approximately $49,000 and $40,000, respectively.

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases some of its Midland, Virginia property from its President and CEO, on a month-to-month basis, as additional storage space for the Company's finished work product.  The lease agreement calls for an annual rent of $24,000.  See additional items discussed in Note 7.

NOTE 4. - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	December 31,
	2012	2011
Federal:
Current	$329,000	$(272,000)
Deferred	(190,000)	153,000
	139,000	(119,000)
State:
Current	87,000	(39,000)
Deferred	(44,000)	22,000
	43,000	(17,000)

	$182,000	$(136,000)

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income (loss) as a result of the following:

	December 31,
	2012		2011
Income taxes at statutory rate	$190,000	34.0%	$(166,000)	(34.0)%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	25,000	4.5%	(19,000)	(3.9)%
Other, including prior year (over) under accrual	(33,000)	(5.9)%	49,000	10.1%

	$182,000	32.6%	$(136,000)	(27.8)%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Prepaid income taxes relate to amounts refundable from federal and state tax authorities for overpayment of estimated taxes that are expected to be applied towards future required payments.

Deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Depreciation	$(694,000)	$(822,000)
Provision for doubtful accounts	90,000	91,000
Vacation accrued	81,000	75,000
Deferred income	186,000	85,000
Other	81,000	81,000

Net deferred tax asset (liability)	(256,000)	(490,000)

Current portion, net	438,000	332,000
Long-term portion, net	(694,000)	(822,000)

	$(256,000)	$(490,000)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2012 and 2011 were approximately $7,000 and $88,000, respectively. In order to minimize costs for 2012, the Company suspended 401(k) matching after January 31, 2012.

NOTE 6. - STOCK OPTIONS AND SHAREHOLDER RIGHTS PLAN

On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. There were no grants of options during the years ended December 31, 2012 or 2011.

Options generally vest over a three year period.  The Company did not record any stock option expense for the year ended December 31, 2012, and recorded approximately $17,000 in 2011.  As of December 31, 2011, the Company had recognized all remaining stock option expense for its outstanding stock options.

There were no options exercised in the year ending December 31, 2012.  The intrinsic value of outstanding and exercisable options at December 31, 2012 was approximately $153,000.

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2012:

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2010	$1.62	587,965	549,824
Granted	—	—	—
Forfeited	1.39	(40,000)	(40,000)
Exercised	0.83	(122,000)	(122,000)
Vested	1.21	—	38,141

Balance, December 31, 2011	1.82	425,965	425,965
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Vested	—	—	—

Balance, December 31, 2012	$1.82	425,965	425,965

The Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) in January 2003. Under the Plan, preferred stock purchase rights (each, a “Right”) were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on February 11, 2003 and automatically attach to shares issued thereafter. Each Right entitles the holder to purchase one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $8.00 (the “Exercise Price”) per Right. In general, the Rights will be exercisable if a person or group (“Acquiring Person”) becomes the beneficial owner of 15% or more of the outstanding Common Stock of the
Company or announces a tender offer for 15% or more of the Common Stock of the Company. When the Rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive upon exercise Common Stock having a value equal to two times the Exercise Price of the Right. If, after the Rights become exercisable, the Company is acquired in a merger or similar transaction, each Right will entitle the holder thereof, other than the Acquiring Person, to purchase, at the Exercise Price, shares of the acquiring corporation having a value equal to two times the Exercise Price of the Right. After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of the outstanding Common Stock of the Company, the Board of Directors of the Company may extinguish the Rights by exchanging one share of Common Stock or an equivalent security for each Right, other than Rights held by the Acquiring Person. The Board of Directors will in general be entitled to redeem the Rights for $.001 per Right at any time prior to any person or group becoming an Acquiring Person. The Rights expired on January 20, 2013.

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

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

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

NOTE 8. - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows:

	December 31,
	2012	2011
Basic earnings (loss) per share

Income (loss) available to common shareholder	$376,691	$(351,680)

Weighted average shares outstanding	4,826,182	4,790,476

Basic earnings (loss) per share	$0.08	$(0.07)

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$376,691	$(351,680)

Weighted average shares outstanding	4,826,182	4,790,476
Dilutive effect of stock options	41,293	—

Total weighted average shares outstanding	4,867,475	4,790,476

Diluted earnings (loss) per share	$0.08	$(0.07)

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 and 425,965 for the years ended December 31, 2012 and 2011, respectively
.