Form 10-Q
period 2013-03-31
SMITH MIDLAND CORP
filed 2013-05-15
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013

or

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

Common Stock, $.01 par value, outstanding as of May 7, 2013 : 4,785,262 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$1,914,566	$4,367,474
Investment securities, available-for-sale, at fair value	1,998,922	—
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $267,238 and $233,851)	5,867,777	4,752,729
Trade - unbilled	340,777	356,525
Inventories
Raw materials	635,925	472,149
Finished goods	1,342,759	1,631,957
Prepaid expenses and other assets	146,822	287,002
Refundable income taxes	—	173,155
Deferred taxes	400,000	438,000

Total current assets	12,647,548	12,478,991

Property and equipment, net	4,002,315	4,049,478

Other assets	304,899	289,335

Total assets	$16,954,762	$16,817,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2013	December 31, 2012
Current liabilities
Accounts payable - trade	$964,903	$922,091
Accrued expenses and other liabilities	903,633	1,140,234
Income taxes payable	16,447	—
Current maturities of notes payable	335,199	329,529
Customer deposits	286,807	204,991

Total current liabilities	2,506,989	2,596,845

Notes payable - less current maturities	2,612,350	2,661,228
Deferred tax liability	667,000	694,000

Total liabilities	5,786,339	5,952,073

Commitments and contingencies		—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,826,182 issued and outstanding	48,262	48,262
Additional paid-in capital	4,995,278	4,995,278
Accumulated other comprehensive loss	(6,378)	—
Retained earnings	6,233,561	5,924,491
	11,270,723	10,968,031

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,168,423	10,865,731

Total liabilities and stockholders' equity	$16,954,762	$16,817,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Products sales and leasing	$5,859,381	$4,064,115
Shipping and installation revenue	706,804	1,542,738
Royalties	327,450	383,571

Total revenue	6,893,635	5,990,424

Cost of goods sold	5,077,872	4,974,567

Gross profit	1,815,763	1,015,857

Operating expenses
General and administrative expenses	629,753	658,270
Selling expenses	660,899	617,106

Total operating expenses	1,290,652	1,275,376

Gain on sale of assets	7,157	58,255
Other	20,101	9,792

Operating income (loss)	552,369	(191,472)

Other income (expense)
Interest expense	(32,378)	(35,251)
Interest income	1,080	1,348

Total other expense	(31,298)	(33,903)

Income (loss) before income tax expense	521,071	(225,375)

Income tax (benefit) expense	212,000	(98,000)

Net income (loss)	$309,071	$(127,375)

Basic earnings (loss) per share	$0.06	$(0.03)
Diluted earnings (loss) per share	$0.06	$(0.03)

Weighted average number of common shares outstanding:
Basic	4,826,182	4,826,182
Diluted	4,898,348	4,826,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$309,071	$(127,375)
Other comprehensive loss, net of tax:
Net unrealized holding loss (1)	(6,378)	—
Comprehensive income (loss)	$302,693	$(127,375)

(1) Unrealized losses on available for sale securities is shown net of income tax benefits of $5,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Reconciliation of net income (loss) to cash provided by operating activities
Net income (loss)	$309,071	$(127,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159,844	181,998
Gain on disposal of fixed assets	(7,157)	(58,255)
Deferred taxes	11,000	(64,000)
(Increase) decrease in:
Accounts receivable - billed	(1,115,048)	1,430,654
Accounts receivable - unbilled	15,748	(291,024)
Inventories	125,422	219,934
Prepaid taxes and other assets	124,617	85,062
Increase (decrease) in:
Accounts payable - trade	42,813	211,875
Accrued expenses and other	(242,980)	46,281
Income taxes payable	189,602	—
Customer deposits	81,815	(809,234)

Net cash provided (absorbed) by operating activities	(305,253)	825,916

Cash flows from investing activities:
Purchase of investment securities	(1,998,922)	—
Purchases of property and equipment	(112,668)	(7,269)
Proceeds from sale of fixed assets	7,144	58,279

Net cash provided (absorbed) by investing activities	(2,104,446)	51,010

Cash flows from financing activities:
Proceeds from long-term borrowings	42,814	—
Repayments of long-term borrowings	(86,023)	(108,701)

Net cash absorbed by financing activities	(43,209)	(108,701)

Net increase (decrease) in cash and cash equivalents	(2,452,908)	768,225

Cash and cash equivalents
Beginning of period	4,367,474	2,130,686

End of period	$1,914,566	$2,898,911

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The December 31, 2012 balance sheet was derived from audited financial statements included in the Form 10-K.

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

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

NOTE 2. – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and
Liabilities”. This guidance eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB's offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB's offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, did not impact the Corporation's consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Corporation revised its financial statements and disclosures accordingly.

NOTE 3. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings (loss) per share calculation because they would have an anti-dilutive effect were 254,166 for the three ended March 31, 2013 and 465,965 for the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012
Basic earnings (loss) per share

Income (loss) available to common shareholders	$309,071	$(127,375)

Weighted average shares outstanding	4,826,182	4,826,182

Basic earnings (loss) per share	$0.06	$(0.03)

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$309,071	$(127,375)

Weighted average shares outstanding	4,826,182	4,826,182
Dilutive effect of stock options	72,166	—

Total weighted average shares outstanding	4,898,348	4,826,182

Diluted earnings (loss) per share	$0.06	$(0.03)

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2013 and March 31, 2012. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the three months ended March 31, 2013.

The following table summarized options outstanding at March 31, 2013

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	425,965	$1.82
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding options at end of quarter	425,965	1.82

Outstanding exercisable options at end of quarter	425,965	1.82

The intrinsic value of outstanding and exercisable options at March 31, 2013 was approximately $124,000.

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to March 31, 2013 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, while the Company reported net income for the first quarter of 2013 and was profitable for 2012, it incurred a significant loss for the fourth quarter of 2012; it also incurred a loss for the year ended December 31, 2011,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Company’s revenue and net income for the three months ended March 31, 2013 were considerably above that of the same period in 2012. While the Company continues to see intense competition for architectural and Soundwall contracts in the geographical areas serviced by the Company, it has been able to increase both its gross profit and net income during the current quarter. These increases are a result of management's continued emphasis on process controls, cost cutting and finding new, higher gross margin, revenue streams. The Company has been able to increase its sales of its innovative products including its J-J Hooks Highway Safety Barrier and its Easi-Set®/Easi-Span® utility buildings. In addition, first quarter revenues and gross profit were substantially affected by virtue of the Company providing rental barrier for the President Inauguration held in Washington, D.C. in January 2013. The Company will continue to seek to make sales inroads in its new product development and its special projects revenue activities, although, because of the current weakened economic conditions, no assurance can be given regarding the results of future periods.

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue By Type

	Three Months Ended March 31,
	2013	2012	Change	% of Change
Product Sales:
Soundwall Panel Sales	$426,678	$285,945	$140,733	49%
Architectural Panel Sales	112,969	688,398	(575,429)	(84)%
Slenderwall Panel Sales	1,097,360	360,776	736,584	204%
Miscellaneous Wall Sales	158,248	77,517	80,731	104%
Total Wall Panel Sales	1,795,255	1,412,636	382,619	27%
Barrier Sales	1,026,065	743,923	282,142	38%
Easi-Set and Easi-Span Building Sales	811,701	462,011	349,690	76%
Utility and Farm Product Sales	410,997	377,460	33,537	9%
Miscellaneous Product Sales	266,607	989,054	(722,447)	(73)%
Total Product Sales	4,310,625	3,985,084	325,541	8%
Royalty Income	327,450	383,571	(56,121)	(15)%
Barrier Rentals	1,548,756	79,031	1,469,725	1,860%
Shipping and Installation Revenue	706,804	1,542,738	(835,934)	(54)%
Total Service Revenue	2,583,010	2,005,340	577,670	29%

Total Revenue	$6,893,635	$5,990,424	$903,211	15%

Wall Panel Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales increased considerably during the three month periods ended March 31, 2013 compared to the same period in 2012, Slenderwall™ panel sales increased significantly during the period due to two small jobs awarded in the fourth quarter of 2012 and a large job awarded in January of 2013 which was in full production in March 2013. Since Slenderwall™ is a proprietary product owned by the Company, these jobs tend to be more profitable than other wall panel sales, consequently strengthening gross margins. Architectural panel sales decreased significantly during the period as the pricing of these jobs continues to be competitive and the Company is being more aggressive in obtaining Slenderwall™ contracts.

Barrier Sales – Barrier sales increased significantly during the three months ended of March 31, 2013 compared to the same period in 2012. The increase in sales is the result of several recent federal and state government contracts for interstate and state highway enhancement projects in the local area.  While the overall barrier market has slowed over the last several years, management has been successful in negotiating several contracts which will keep barrier production and sales relatively constant during the first and second quarters of 2013.
Easi-Set® and Easi-Span® Building Sales – Building sales increased greatly during the three months ended March 31, 2013, compared to the same period in 2012.  With the help of our new buildings and restrooms sales team, the Company received several large building orders that will be produced and delivered throughout the year. These contracts and bidding activities lead management to believe that building sales will continue to improve during 2013.

Utility and Farm Product Sales – Utility and farm product recorded a slight increase in sales during the three months ended March 31, 2013 compared to the same period in 2012.  The sales of utility products, mainly manholes, is directly related to infrastructure building and improvements in the local economy, which continues to be relatively flat because of market conditions. As stated in the latest Form 10-K, the Company is seeing more bidding opportunities for utility products and believes this may result in modest gains over 2013.
Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  Miscellaneous product sales decreased significantly for three month period ended March 31, 2013, compared to the same period in 2012. Miscellaneous product sales depends in part on the continued availability of these type of jobs and improvement in the construction industry overall.
Royalty Income – Royalty revenue decreased by 15% for the three months ended March 31, 2013, compared to the same period in 2012.   The decrease was due in part to a large Slenderwall™ royalty paid by a Canadian licensee in the first quarter of 2012. Since then, there has been little Slenderwall™ activity by our licensees. In addition, states continue spending very little on highway projects throughout the North America as highway stimulus money starts drying up. A Canadian licensee recently began a relatively large Slenderwall™ project and we will begin reporting royalties therefrom in the second quarter of 2013.
Barrier Rentals – Barrier rentals increased significantly for the three months ended March 31, 2013 compared to the same periods in 2012. The increase in barrier rentals is a result of the Company providing rental barrier for the Presidential Inauguration held in Washington, D.C. in January 2013. Management believes that, over the remainder of the year, its core barrier rentals will remain substantially consistent with the comparable period of the prior year.
Shipping and Installation – Shipping and installation revenue decreased by 54% during or the three months ended March 31, 2013, compared to the same period in 2012, as the Company was in the midsts of installing several large architectural and Slenderwall™ jobs during the first quarter of 2012.  The Company is expected to begin installation of several architectural and Slenderwall™ now in production later in the year. Management believes that shipping and installation revenue will be consistent with that of 2012 at years end.
Cost of Goods Sold – Total cost of goods sold for the three month period ended March 31, 2013 increased by $103,305, or 2%, from the same period in 2012. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 77% and 89% for the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease in cost of goods sold as a percentage of total revenue, not including royalties, for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to reduced employee staffing levels, better utilization of Company assets and a higher than expected gross margin on the rental of barrier for the Presidential Inauguration. Inflation remains relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the year.
General and Administrative Expenses – For the three months ended March 31, 2013, the Company's general and administrative expenses decreased $28,517, or 4%, to $629,753 from $658,270 during the same period in 2012.  The decrease was primarily due a reduction in state use tax assessed on installation projects. General and administrative expense as a percentage of total revenue was 9% and 11% for the three months ended March 31, 2013 and 2012, respectively.
Selling Expenses – Selling expenses for the three months ended March 31, 2013 increased to $660,899 from $617,106 for the same period in 2012, or 7%.  The increase for the three months ended March 31, 2013 resulted primarily from higher advertising expenses when compared to the same period in 2012.
Operating Income (Loss) – The Company had operating income for the three months ended March 31, 2013 of $552,369 compared to an operating loss of $191,472 for the same period in 2012.  The increase in operating income for the three month comparison of March 31, 2013 and 2012 was primarily the result of a decrease in cost of goods sold for the period as a percentage of total revenue, not including royalties and an increase in barrier rental income.
Interest Expense – Interest expense was slightly lower for the three month period ended March 31, 2013 compared to the same period in 2012.  The decrease was due primarily to payment of notes payable during the prior year.
Income Tax Expense – The Company had tax expense of $212,000 for the three months ended March 31, 2013 compared to a tax benefit of $98,000 for the same period in 2012. The changes in the tax expense for the periods correlated to the change in pre-tax income.

Net Income (Loss) – The Company had net income of $309,071 for the three months ended March 31, 2013, compared to a net loss of $127,375 for the same period in 2012.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first three months of 2013 primarily from cash balances and borrowings from a bank in the amount of $42,814.  The Company had $2,947,549 of debt obligations at March 31, 2013, of which $335,199 was scheduled to mature within twelve months.  During the three months ended March 31, 2013, the Company made repayments of outstanding debt in the amount $86,023. The Company has a $2,000,000 line of credit, of which none was outstanding at March 31, 2013. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on May 10, 2013. In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for an equipment line of credit which expired on May 9, 2013.
At March 31, 2013, the Company had cash totaling $1,914,566 and $1,998,922 of investment securities available for sale compared to cash totaling $4,367,474 and no investment securities available for sale on December 31, 2012. Investment securities available for sale consists of 171,380 shares of USVAX (a Virginia Bond Fund).  The decrease in aggregate cash and investment securities available for sale is primarily the result of cash used by operations, cash payments on outstanding debt and purchases of capital equipment.
Capital spending totaled $112,668 for the three months ended March 31, 2013, as compared to $7,269 for the same period in 2012.  The 2013 expenditures were primarily for new trucks and land improvements. The Company plans to limit the purchases of property and equipment for the remainder of the year, based solely on production needs only, although several plant and equipment upgrades are planned at approximately $500,000.
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
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, decreased from 80 days for the year ended December 31, 2012 to 74 days for the three months ended March 31, 2013.  The decrease in days sales outstanding is attributable to increased collections efforts. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,978,684 at March 31, 2013 and at December 31, 2012 was $2,104,106 or a decrease of $125,422.  Inventory turnover was 2.5 for the three months ended March 31, 2013 and 2.1 for the three months ended March 31, 2012.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2012 and the first three months of 2013 and the Company anticipates prices will remain relatively stable over the remainder of 2013.

Sales Backlog

As of May 7, 2013, the Company’s sales backlog was approximately $6.2 million, as compared to approximately $8.1 million at approximately the same date in 2012.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The decrease in the backlog at May 7, 2013 from that of May 7. 2012 is attributable to the timing of recognizing long-term contracts in the backlog and, to a lesser extent, the weakened current economy. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2013.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 15, 2013	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	May 15, 2013	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended March 31, 2013

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