Form 10-Q
period 2013-06-30
SMITH MIDLAND CORP
filed 2013-08-15
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013

or

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

Common Stock, $.01 par value, outstanding as of August 5, 2013 : 4,794,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$1,292,784	$4,367,474
Investment securities, available-for-sale, at fair value	1,932,751	—
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $241,275 and $230,749)	7,308,078	4,752,729
Trade - unbilled	—	356,525
Inventories
Raw materials	887,794	472,149
Finished goods	1,092,536	1,631,957
Prepaid expenses and other assets	189,982	287,002
Refundable income taxes	91,405	173,155
Deferred taxes	461,000	438,000

Total current assets	13,256,330	12,478,991

Property and equipment, net	3,962,576	4,049,478

Other assets	293,488	289,335

Total assets	$17,512,394	$16,817,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2013	December 31, 2012
Current liabilities
Accounts payable - trade	$1,195,632	$922,091
Accrued expenses and other liabilities	1,153,429	1,140,234
Current maturities of notes payable	334,928	329,529
Customer deposits	746,408	204,991

Total current liabilities	3,430,397	2,596,845

Notes payable - less current maturities	2,526,341	2,661,228
Deferred tax liability	648,000	694,000

Total liabilities	6,604,738	5,952,073

Commitments and contingencies		—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,835,882 issued	48,359	48,262
Additional paid-in capital	5,003,612	4,995,278
Accumulated other comprehensive loss	(59,005)	—
Retained earnings	6,016,990	5,924,491
	11,009,956	10,968,031

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,907,656	10,865,731

Total liabilities and stockholders' equity	$17,512,394	$16,817,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenue
Products sales and leasing	$4,586,700	$4,948,697
Shipping and installation revenue	1,116,264	1,258,657
Royalties	431,600	429,801

Total revenue	6,134,564	6,637,155

Cost of goods sold	5,082,325	4,720,545

Gross profit	1,052,239	1,916,610

Operating expenses
General and administrative expenses	834,309	661,019
Selling expenses	605,162	514,590

Total operating expenses	1,439,471	1,175,609

Gain (loss) on sale of assets	11,349	(7,284)
Other	25,380	(6,912)

Operating income (loss)	(350,503)	726,805

Other income (expense)
Interest expense	(26,793)	(32,800)
Interest income	381	1,532

Total other expense	(26,412)	(31,268)

Income (loss) before income tax expense	(376,915)	695,537

Income tax (benefit) expense	(154,000)	272,000

Net income (loss)	$(222,915)	$423,537

Basic earnings (loss) per share	$(0.05)	$0.09
Diluted earnings (loss) per share	$(0.05)	$0.09

Weighted average number of common shares outstanding:
Basic	4,829,380	4,826,182
Diluted	4,829,380	4,850,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Net income (loss)	$(222,915)	$423,537
Other comprehensive loss, net of tax:
Net unrealized holding loss (1)	(52,627)	—
Comprehensive income (loss)	$(275,542)	$423,537

(1) Unrealized losses on available for sale securities is shown net of income tax benefits of $33,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Revenue
Products sales and leasing	$10,446,081	$9,012,812
Shipping and installation revenue	1,823,068	2,801,395
Royalties	759,050	813,372

Total revenue	13,028,199	12,627,579

Cost of goods sold	10,160,197	9,750,349

Gross profit	2,868,002	2,877,230

Operating expenses
General and administrative expenses	1,464,062	1,264,052
Selling expenses	1,266,061	1,131,696

Total operating expenses	2,730,123	2,395,748

Gain on sale of assets	18,506	50,971
Other	45,481	2,880

Operating income	201,866	535,333

Other income (expense)
Interest expense	(59,171)	(68,051)
Interest income	1,461	2,880

Total other expense	(57,710)	(65,171)

Income before income tax expense	144,156	470,162

Income tax expense	58,000	174,000

Net income	$86,156	$296,162

Basic earnings per share	$0.02	$0.06
Diluted earnings per share	$0.02	$0.06

Weighted average number of common shares outstanding:
Basic	4,827,790	4,826,182
Diluted	4,890,848	4,863,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net income	$86,156	$296,162
Other comprehensive loss, net of tax:
Net unrealized holding loss (1)	(59,005)	—
Comprehensive income	$27,151	$296,162

(1) Unrealized losses on available for sale securities is shown net of income tax benefits of $38,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Reconciliation of net income to cash provided by operating activities
Net income	$86,156	$296,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,040	357,918
Gain on disposal of fixed assets	(18,282)	(50,971)
Deferred taxes	(69,000)	(24,000)
(Increase) decrease in:
Accounts receivable - billed	(2,555,349)	770,527
Accounts receivable - unbilled	659,995	(390,600)
Inventories	123,776	225,205
Prepaid expenses and other assets	92,866	408,343
Prepaid income taxes	81,750	—
Increase (decrease) in:
Accounts payable - trade	273,541	124,544
Accrued expenses and other	13,160	(32,791)
Customer deposits	237,947	(777,075)

Net cash provided (absorbed) by operating activities	(741,400)	907,262

Cash flows from investing activities:
Purchase of available for sale securities	(1,985,377)	—
Purchases of property and equipment	(245,138)	(8,334)
Proceeds from sale of fixed assets	18,282	50,993

Net cash provided (absorbed) by investing activities	(2,212,233)	42,659

Cash flows from financing activities:
Proceeds from long-term borrowings	39,898	—
Repayments of long-term borrowings	(169,386)	(220,024)
Proceeds from options exercised	8,431	—

Net cash absorbed by financing activities	(121,057)	(220,024)

Net increase (decrease) in cash and cash equivalents	(3,074,690)	729,897

Cash and cash equivalents
Beginning of period	4,367,474	2,130,686

End of period	$1,292,784	$2,860,583

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

NOTE 3. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings (loss) per share calculation because they would have an anti-dilutive effect were 254,166 for the six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
Basic earnings (loss) per share

Income (loss) available to common shareholders	$(222,915)	423,537

Weighted average shares outstanding	4,829,380	4,826,182

Basic earnings (loss) per share	$(0.05)	$0.09

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$(222,915)	423,537

Weighted average shares outstanding	4,829,380	4,826,182
Dilutive effect of stock options	—	24,387

Total weighted average shares outstanding	4,829,380	4,850,569

Diluted earnings (loss) per share	$(0.05)	$0.09

	Six Months Ended June 30,
	2013	2012
Basic earnings per share

Income available to common shareholders	86,156	296,162

Weighted average shares outstanding	4,827,790	4,826,182

Basic earnings per share	$0.02	$0.06

Diluted earnings per share

Income available to common shareholders	86,156	296,162

Weighted average shares outstanding	4,827,790	4,826,182
Dilutive effect of stock options	63,058	37,026

Total weighted average shares outstanding	4,890,848	4,863,208

Diluted earnings per share	$0.02	$0.06

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2013 and June 30, 2012. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the six months ended June 30, 2013.

The following table summarized options outstanding at June 30, 2013

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	425,965	$1.82
Granted	—	—
Forfeited	—	—
Exercised	9,700	0.86

Outstanding options at end of quarter	416,265	$1.84

Outstanding exercisable options at end of quarter	416,265	$1.84

The intrinsic value of outstanding and exercisable options at June 30, 2013 was approximately 138,000.

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to June 30, 2013 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, while the Company reported net income for the first quarter of 2013 and was profitable for 2012, it incurred losses for the second quarter of 2013 and the fourth quarter of 2012,

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

Sales decreased by $502,591 during the three month period ended June 30, 2013 when compared to the same period in 2012. For the three months ended June 30, 2013, the Company incurred a net loss of $222,915, as compared to net income of $423,537 for the same period in 2012. The decrease in sales results from the continued weak construction economy in the geographical area served by the Company. In addition, the Company has been more selective in bidding on jobs with less than normal gross profits and has focused more on sales and marketing of its proprietary Slenderwall product which provides higher than normal gross profits as an equivalent product is not available elsewhere. In respect of expenses, higher fixed overhead costs included in cost of goods sold and higher sales, general and administrative expenses also negatively affected operating results for the quarter ended June 30, 2013. Included in the higher costs were increased salaries, which salaries were temporarily reduced in February 2012 and reinstated in the later months of 2012. Sales for the six month period ended June 30,

2013 were $13,028,199 or 3.2% higher when compared to the period in 2012, however, sales and net income in the first quarter of 2013 were substantially affected in a positive manner by virtue of the contract to provide rental barrier for the Presidential Inauguration held in Washington, D.C. during January 2013. Management believes that both sales and gross profits will increase during the second half of 2013 as evidenced by the higher sales backlog going into the period, which include two new large contracts for the production of Slenderwall™ and soundwall.

Results of Operations

Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

Revenue By Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% of Change	2013	2012	Change	% of Change
Product Sales:
Soundwall Sales	252,548	260,635	(8,087)	(3)%	679,226	546,580	132,646	24%
Architectural Panel Sales	90,749	687,631	(596,882)	(87)%	203,718	1,376,029	(1,172,311)	(85)%
Slenderwall Sales	1,121,012	34,394	1,086,618	3,159%	2,218,372	395,170	1,823,202	461%
Miscellaneous Wall Sales	298,054	123,834	174,220	141%	456,302	201,351	254,951	127%
Total Wall Sales	1,762,363	1,106,494	655,869	59%	3,557,618	2,519,130	1,038,488	41%
Barrier Sales	1,167,889	1,246,659	(78,770)	(6)%	2,193,954	1,990,582	203,372	10%
Easi-Set and Easi-Span Building Sales	712,724	936,284	(223,560)	(24)%	1,524,425	1,398,295	126,130	9%
Utility and Farm Product Sales	343,146	409,291	(66,145)	(16)%	754,143	786,751	(32,608)	(4)%
Miscellaneous Product Sales	411,449	442,677	(31,228)	(7)%	678,056	1,431,731	(753,675)	(53)%
Total Product Sales	4,397,571	4,141,405	256,166	6%	8,708,196	8,126,489	581,707	7%
Royalty Income	431,600	429,801	1,799	—%	759,050	813,372	(54,322)	(7)%
Barrier Rentals	189,129	807,292	(618,163)	(77)%	1,737,885	886,323	851,562	96%
Shipping and Installation Revenue	1,116,264	1,258,657	(142,393)	(11)%	1,823,068	2,801,395	(978,327)	(35)%
Total Service Revenue	1,736,993	2,495,750	(758,757)	(30)%	4,320,003	4,501,090	(181,087)	(4)%

Total Revenue	6,134,564	6,637,155	(502,591)	(8)%	13,028,199	12,627,579	400,620	3%

Wall Panel Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project.  Changes in the mix of wall sales depend on what contracts are in production during the period.  Overall wall sales increased significantly during the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Soundwall sales remained constant when compared to the three months ended June 30, 2013 and 2012, however, soundwall sales increased by 24% for the six month periods ended June 30, 2013 over the comparable period in 2012. Architectural panel sales decreased significantly during the three and six month periods ended June 30, 2013 as the pricing of these jobs continues to be competitive and the Company is being more selective in bidding these low margin projects. Because of the low margins in architectural projects, the Company is putting more emphasis on its proprietary Slenderwall™ product which tends to have higher gross margins. Consequently, Slenderwall™ panel sales increased significantly during the three and six month periods ending June 30, 2013 and 2012. There were two large Slenderwall™ jobs in production during the first six months of the year as well as three smaller jobs. Management believes the

Slenderwall™ projects now in production will help offset some of the lower margin sales also in production. The Company expects the trend toward increased Slenderwall™ sales will continue through the remainder of the year. Miscellaneous wall panels increased moderately during the three and six month periods ended June 30, 2013, due mainly to the continued availability of contracts for the Company to bid.

Barrier Sales – Barrier sales remained relatively flat during the three and six months ended of June 30, 2013 compared to the same periods in 2012. Sales dipped slightly during the three month period but increased slightly during the six month period. The increase in sales is the result of a large contract for the sale of barrier to a private contractor in North Carolina.  While the overall barrier market has slowed over the last several years, management has been successful in maintaining a smaller but constant level of sales during the year.
Easi-Set® and Easi-Span® Building Sales – Building sales decreased moderately during the three months ended June 30, 2013, compared to the same period in 2012.  Due to the sale of several restrooms to the government during the first quarter of 2013 buildings sales during the six month period were up 9% over the same period in 2012. Continued bidding activities lead management to believe that building sales will continue to improve during 2013.
Utility and Farm Product Sales – Utility and farm product recorded a slight decrease in sales during the three and six month periods ended June 30, 2013 compared to the same periods in 2012.  The sales of utility products, mainly manholes, is directly related to infrastructure building and improvements in the local economy, which continues to be relatively flat because of market conditions. The Company believes utility and farm product sales will remain flat over the remainder of the year.
Miscellaneous Product Sales – Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories.  Miscellaneous product sales decreased slightly for three month period ended June 30, 2013, compared to the same period in 2012. Miscellaneous products decreased significantly for the the six month periods ended June 30, 2013 as compared to the period in 2012 and management believes that this decrease will continue over the remainder of the year as miscellaneous product sales depend in part on the continued availability of these type of jobs and improvement in the construction industry overall.
Royalty Income – Royalty revenue remained constant the three months ended June 30, 2013, compared to the same period in 2012, while such revenues decreased by 7% for the for the six months ended June 30, 2013 as compared to the same period in 2012.   The decrease was due in part to a large Slenderwall™ royalty paid by a Canadian licensee in the first quarter of 2012. Since then, there has been little Slenderwall™ activity by our licensees. In addition, states continue spending very little on highway projects throughout North America as highway stimulus money remains tight. A Canadian licensee recently began a relatively large Slenderwall™ project and we anticipated royalties beginning in the second quarter of 2013 but they will most likely begin in the last six months of the year.
Barrier Rentals – Barrier rentals were significantly lower for the three months ended June 30, 2013 compared to the same periods in 2012, while for the six month periods ending June 30, 2013 and 2012 rentals were up significantly. The decrease for the three month period was the result of a one-time large rental for the NATO Conference held in Chicago during May 2012. The increase in barrier rental for the six month period is a result of the Company providing rental barrier for the Presidential Inauguration held in Washington, D.C. in January 2013. Management believes that over the remainder of the year, its core barrier rentals, rentals other than those special projects described above, will remain constant during the remainder of 2013.
Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation revenue results from installation of our products at the customers construction site. Installation revenue would result in attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. In total, our shipping and installation revenue decreased by 11% for the three month periods ended June 30, 2013 from the three months ended June 30, 2012 and decreased by 35% for the six month periods ending June 30, 2013 as compared to the same period in 2012. During the first six months 2012, the Company was in the process of installing a large Slenderwall™ project and several small architectural projects while in 2013 the Company was not involved in any large installation projects.  As for shipping, very few of our larger projects are currently shipping, however, they will begin shipping in the second half of year and, consequently, we will see an increase in shipping revenue during this period. Management believes that shipping and installation revenues will increase from current levels over the remainder of the year.

Cost of Goods Sold – Total cost of goods sold for the three month period ended June 30, 2013 increased by $361,780, or 8%, from the same period in 2012. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 89% and 76% for the three months ended June 30, 2013 and June 30, 2012, respectively. Total cost of goods sold for the six month period ended June 30, 2013 increased by $409,848, or 4%, from the same period in 2012. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 83% for the six months ended June 30, 2013 and 2012. The increase in cost of goods sold as a percentage of total revenue, not including royalties, for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to jobs in production that were bid with lower than normal profit margins and a lower production level to fully absorb fixed overhead costs. Inflation remains relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the year.
General and Administrative Expenses – For the three months ended June 30, 2013, the Company's general and administrative expenses increased $173,290, or 26%, to $834,309 from $661,019 during the same period in 2012.   For the six months ended June 30, 2013, the Company's general and administrative expenses increased $200,010, or 16%, to $1,464,062 from $1,264,052 during the same period in 2012. The increase for the three month comparative period was primarily due to increased salary expense, a small increase in bad debts and an increase in state use tax assessed on installation projects. The increase for the six month comparative period was primarily due to increased salary expense, a small increase in bad debts and a small increase in expenses related to SEC filings. General and administrative expense as a percentage of total revenue was 14% and 10% for the three months ended June 30, 2013 and 2012, respectively.
Selling Expenses – Selling expenses for the three month period ended June 30, 2013 increased to $605,162 from $514,590 for the same period in 2012, or 18%, and for the six month period ended June 30, 2013 increased to $1,266,061 from $1,131,696 for the same period 2012, or 12%.  The increase for the three and six month period ended June 30, 2013 and 2012 resulted primarily from higher advertising expenses and higher salaries for added salespersons when compared to the same period in 2012.
Operating Income (Loss) – The Company had an operating loss for the three months ended June 30, 2013 of $350,503 compared to operating income of $726,805 for the same period in 2012.  The Company had operating income for the six months ended June 30, 2013 of $201,866 compared to operating income of $535,333 for the same period in 2012. The decrease in operating income for the three and six month comparison of June 30, 2013 and 2012 was primarily the result of an increase in cost of goods sold for the period as a percentage of total revenue, not including royalties, due to several new projects that were bid with less than the normal amount of gross margins normally associated with these types of projects as well as increases in selling, general and administrative expenses.
Interest Expense – Interest expense was slightly lower for the three and six month periods ended June 30, 2013 compared to the same period in 2012.  The decrease was due primarily to payment of notes payable during the current periods.
Income Tax Expense – The Company had a tax benefit of $154,000 for the three months ended June 30, 2013 compared to tax expense of $272,000 for the same period in 2012. The Company had a tax expense of $58,000 for the six months ended June 30, 2013 compared to tax expense of $174,000 for the same period in 2012. The changes in the tax benefit or expense for the periods correlated to the change in pre-tax income.
Net Income (Loss) – The Company had a net loss of $222,915 for the three months ended June 30, 2013, compared to net income of $423,537 for the same period in 2012. The Company had net income of $86,156 for the six months ended June 30, 2013, compared to net income of $296,162 for the same period in 2012.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first six months of 2013 primarily from cash balances and borrowings from a bank in the amount of $39,898.  The Company had $2,861,269 of debt obligations at June 30, 2013, of which $334,928 was scheduled to mature within twelve months.  During the six months ended June 30, 2013, the Company made repayments of outstanding debt in the amount $169,386. The Company's $2,000,000 line of credit with a bank expired in May 2013, however, the renewal has been approved by the bank and is in the process of closing. The line of credit will be evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and mature one year from closing. In addition, the Company has a commitment from bank to renew its $1,000,000 equipment line of credit which expired in May 2013 and is in the process of closing.

At June 30, 2013, the Company had cash totaling $1,292,784 and $1,932,751 of investment securities available for sale compared to cash totaling $4,367,474 and no investment securities available for sale on December 31, 2012. Investment securities available for sale consists of 171,380 shares of USVAX (a Virginia Bond Fund).  The decrease in aggregate cash and investment securities available for sale is primarily the result of cash used by operations, cash payments on outstanding debt and purchases of capital equipment.
Capital spending totaled $245,138 for the six months ended June 30, 2013, as compared to $8,334 for the same period in 2012.  The 2013 expenditures were primarily for new trucks, manufacturing equipment and land improvements. The Company plans to continue monitoring its purchases of property and equipment for the remainder of the year, however, several upgrades to plant and equipment are planned in the second half of the year totaling approximately $500,000.
As a result of the Company’s existing variable rate debt burden, the Company is sensitive to changes in the prevailing interest rates.  Increases in such rates may materially and adversely affect the Company’s ability to finance its operations either by increasing the Company’s cost to service its current debt, or by creating a more burdensome refinancing environment.  Each 1% increase in interest rates affecting the Company’s outstanding debt will reduce income by approximately $29,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 80 days for the year ended December 31, 2012 to 88 days for the six months ended June 30, 2013.  The increase in days sales outstanding is attributable to increased retainage held on accounts receivable by customers. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the renewing lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,980,330 at June 30, 2013 and at December 31, 2012 was $2,104,106 or a decrease of $123,776.  Inventory turnover was 5.1 for the six months ended June 30, 2013 and 4.3 for the six months ended June 30, 2012.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2012.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2012 and the first six months of 2013 and the Company anticipates prices will remain relatively stable over the remainder of 2013.

Sales Backlog

As of August 6, 2013, the Company’s sales backlog was approximately $13.7 million, as compared to approximately $8.4 million at approximately the same date in 2012.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The increase in the backlog at August 7, 2013 from that of August 6, 2012 is attributable to two new large contracts received for the production of Slenderwall™ and soundwall. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2013.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 14, 2013	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	August 14, 2013	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended June 30, 2013

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