Form 10-Q
period 2013-09-30
SMITH MIDLAND CORP
filed 2013-11-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

or

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

Common Stock, $.01 par value, outstanding as of November 6, 2013 : 4,804,962 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$2,203,813	$4,367,474
Investment securities, available-for-sale, at fair value	908,756	—
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $240,835 and $230,749)	7,374,890	4,752,729
Trade - unbilled	266,327	356,525
Inventories
Raw materials	793,402	472,149
Finished goods	1,091,770	1,631,957
Prepaid expenses and other assets	220,780	287,002
Refundable income taxes	—	173,155
Deferred taxes	507,000	438,000

Total current assets	13,366,738	12,478,991

Property and equipment, net	4,119,340	4,049,478

Other assets	306,841	289,335

Total assets	$17,792,919	$16,817,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2013	December 31, 2012
Current liabilities
Accounts payable - trade	$1,012,837	$922,091
Accrued expenses and other liabilities	1,109,006	1,140,234
Current maturities of notes payable	334,381	329,529
Income taxes payable	183,332	—
Customer deposits	818,684	204,991

Total current liabilities	3,458,240	2,596,845

Notes payable - less current maturities	2,502,855	2,661,228
Deferred tax liability	623,000	694,000

Total liabilities	6,584,095	5,952,073

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,845,882 and 4,826,182 issued and outstanding, respectively	48,459	48,262
Additional paid-in capital	5,011,812	4,995,278
Accumulated other comprehensive loss	(38,046)	—
Retained earnings	6,288,899	5,924,491
	11,311,124	10,968,031

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,208,824	10,865,731

Total liabilities and stockholders' equity	$17,792,919	$16,817,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenue
Products sales and leasing	$5,557,080	$5,809,880
Shipping and installation revenue	946,159	1,456,430
Royalties	403,098	278,146

Total revenue	6,906,337	7,544,456

Cost of goods sold	5,143,337	5,424,602

Gross profit	1,763,000	2,119,854

Operating expenses
General and administrative expenses	711,569	671,514
Selling expenses	518,687	474,913

Total operating expenses	1,230,256	1,146,427

Gain on sale of assets	10,741	31,094
Other income (expense)	(58,520)	11,750

Operating income	484,965	1,016,271

Interest income (expense)
Interest expense	(39,662)	(33,757)
Interest income	1,606	1,010

Total other expense	(38,056)	(32,747)

Income before income tax expense	446,909	983,524

Income tax expense	175,000	295,000

Net income	$271,909	$688,524

Basic earnings per share	$0.06	$0.14
Diluted earnings per share	$0.06	$0.14

Weighted average number of common shares outstanding:
Basic	4,841,208	4,826,182
Diluted	4,906,073	4,859,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net income	$271,909	$688,524
Other comprehensive loss, net of tax:
Net unrealized holding loss (1)	(20,722)	—
Reclassification adjustment for realized losses	$41,681	$—
Comprehensive income	$292,868	$688,524

(1) Unrealized losses on available for sale securities is shown net of income benefit of $13,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Revenue
Products sales and leasing	$16,003,161	$14,822,692
Shipping and installation revenue	2,769,227	4,257,825
Royalties	1,162,148	1,091,518

Total revenue	19,934,536	20,172,035

Cost of goods sold	15,303,534	15,130,188

Gross profit	4,631,002	5,041,847

Operating expenses
General and administrative expenses	2,175,631	1,980,329
Selling expenses	1,784,748	1,606,609

Total operating expenses	3,960,379	3,586,938

Gain on sale of assets	29,247	82,065
Other income (expense)	(13,039)	14,630

Operating income	686,831	1,551,604

Interest income (expense)
Interest expense	(98,833)	(101,808)
Interest income	3,067	3,890

Total other expense	(95,766)	(97,918)

Income before income tax expense	591,065	1,453,686

Income tax expense	233,000	469,000

Net income	$358,065	$984,686

Basic earnings per share	$0.07	$0.20
Diluted earnings per share	$0.07	$0.20

Weighted average number of common shares outstanding:
Basic	4,834,305	4,826,182
Diluted	4,899,170	4,861,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net income	$358,065	$984,686
Other comprehensive loss, net of tax:
Net unrealized holding loss (1)	(79,727)	—
Reclassification adjustment for realized losses	$41,681	$—
Comprehensive income	$320,019	$984,686

(1) Unrealized losses on available for sale securities is shown net of income tax benefits of $31,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Reconciliation of net income to cash provided by operating activities
Net income	$358,065	$984,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478,323	525,252
Gain on disposal of fixed assets	(29,247)	(82,065)
Realized loss on investment securities available-for-sale	68,631	—
Deferred taxes	(140,000)	(227,000)
(Increase) decrease in:
Accounts receivable - billed	(2,622,161)	19,630
Accounts receivable - unbilled	90,198	(824,538)
Inventories	218,934	199,393
Prepaid expenses and other assets	48,717	654,365
Prepaid income taxes	173,155	—
Increase (decrease) in:
Accounts payable - trade	90,746	346,624
Accrued expenses and other	(31,210)	303,146
Accrued income taxes payable	183,332	106,845
Customer deposits	613,693	(622,892)

Net cash provided (absorbed) by operating activities	(498,824)	1,383,446

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(2,009,110)	—
Sale of investment securities available-for-sale	1,000,000	—
Purchases of property and equipment	(548,337)	(50,940)
Proceeds from sale of fixed assets	29,405	64,397

Net cash provided (absorbed) by investing activities	(1,528,042)	13,457

Cash flows from financing activities:
Proceeds from long-term borrowings	2,139,339	—
Repayments of long-term borrowings	(2,292,865)	(332,325)
Proceeds from options exercised	16,731	—

Net cash absorbed by financing activities	(136,795)	(332,325)

Net increase (decrease) in cash and cash equivalents	(2,163,661)	1,064,578

Cash and cash equivalents
Beginning of period	4,367,474	2,130,686

End of period	$2,203,813	$3,195,264

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

NOTE 3. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 for the nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
Basic earnings per share

Income available to common shareholders	$271,909	$688,524

Weighted average shares outstanding	4,841,208	4,826,182

Basic earnings per share	$0.06	$0.14

Diluted earnings per share

Income available to common shareholders	$271,909	$688,524

Weighted average shares outstanding	4,841,208	4,826,182
Dilutive effect of stock options	64,865	32,915

Total weighted average shares outstanding	4,906,073	4,859,097

Diluted earnings per share	$0.06	$0.14

	Nine Months Ended September 30,
	2013	2012
Basic earnings per share

Income available to common shareholders	$358,065	$984,686

Weighted average shares outstanding	4,834,305	4,826,182

Basic earnings per share	$0.07	$0.20

Diluted earnings per share

Income available to common shareholders	$358,065	$984,686

Weighted average shares outstanding	4,834,305	4,826,182
Dilutive effect of stock options	64,865	35,595

Total weighted average shares outstanding	4,899,170	4,861,777

Diluted earnings per share	$0.07	$0.20

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2013 and September 30, 2012. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the nine months ended September 30, 2013.

The following table summarized options outstanding at September 30, 2013

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	425,965	$1.82
Granted	—	—
Forfeited	—	—
Exercised	19,700	0.86

Outstanding options at end of quarter	406,265	$1.87

Outstanding exercisable options at end of quarter	406,265	$1.87

The intrinsic value of outstanding and exercisable options at September 30, 2013 was approximately $107,000.

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to September 30, 2013 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, while the Company reported net income for the first and third quarters of 2013 and was profitable for 2012, it incurred losses for the second quarter of 2013, the fourth quarter of 2012 and for the year ended December 31, 2011,

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

Overview

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, and Midwestern regions of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

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

Revenue decreased by 1% during the nine month period ended September 30, 2013 when compared to the same period in 2012. For the nine months ended September 30, 2013, the Company had net income of $358,065, as compared to net income of $984,686 for the same period in 2012. When comparing 2013 by quarters, the first quarter recorded revenues of $6.9 million and pre-tax income of $521,071, which was the best quarter of 2013 to date. The second quarter recorded revenues of $6.1 million and a pre-tax loss of $376,915. The third quarter recorded revenues of $6.9 million and pre-tax profits of $446,909, slightly less than the first quarter. It is important to note that the first quarter had the benefit of the barrier rent al contract for the Presidential Inauguration held in January of this year. Management believes that with our current backlog of sales, fourth quarter sales and earnings will be even stronger than the third quarter.

Results of Operations

Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

Revenue By Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% of Change	2013	2012	Change	% of Change
Product Sales:
Soundwall Sales	$806,012	$1,220,443	$(414,431)	(34)%	$1,485,238	$1,767,023	$(281,785)	(16)%
Architectural Panel Sales	963,341	348,436	614,905	176%	1,167,059	1,724,465	(557,406)	(32)%
Slenderwall Sales	800,352	212,633	587,719	276%	3,018,724	607,803	2,410,921	397%
Miscellaneous Wall Sales	96,392	(46,014)	142,406	309%	552,694	155,337	397,357	256%
Total Wall Sales	2,666,097	1,735,498	930,599	54%	6,223,715	4,254,628	1,969,087	46%
Barrier Sales	704,905	1,205,172	(500,267)	(42)%	2,898,859	3,195,754	(296,895)	(9)%
Easi-Set and Easi-Span Building Sales	1,344,700	1,092,827	251,873	23%	2,869,125	2,491,122	378,003	15%
Utility and Farm Product Sales	483,854	387,222	96,632	25%	1,237,997	1,173,973	64,024	5%
Miscellaneous Product Sales	140,042	337,717	(197,675)	(59)%	818,098	1,769,448	(951,350)	(54)%
Total Product Sales	5,339,598	4,758,436	581,162	12%	14,047,794	12,884,925	1,162,869	9%
Royalty Income	403,098	278,146	124,952	45%	1,162,148	1,091,518	70,630	6%
Barrier Rentals	217,482	1,051,444	(833,962)	(79)%	1,955,367	1,937,767	17,600	1%
Shipping and Installation Revenue	946,159	1,456,430	(510,271)	(35)%	2,769,227	4,257,825	(1,488,598)	(35)%
Total Service Revenue	1,566,739	2,786,020	(1,219,281)	(44)%	5,886,742	7,287,110	(1,400,368)	(19)%

Total Revenue	$6,906,337	$7,544,456	$(638,119)	(8)%	$19,934,536	$20,172,035	$(237,499)	(1)%

Wall Panel Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are in production during the period. Overall wall panel sales increased significantly during the three and nine month periods ended September 30, 2013, compared to the same periods in 2012. Soundwall sales decreased during the three and nine month periods ended September 30, 2013, compared to the same periods in 2012. The decrease in soundwall sales primarily reflects there being a large soundwall contract in the third quarter of 2012, whereas a large contract that started at the beginning of the third quarter of 2013 will not be in full production until after the beginning of 2014. Architectural panel sales increased significantly during the three month period ended due to a large contract that started in the third quarter of 2013 will continue through the first quarter of 2014. Architectural sales increased during the three month period ended September 30, 2013 due to a large project which started in June of 2013 but was not in full production until August of 2013. There were no other architectural projects in production prior to July of 2013, consequently, sales increased during the three month period ended September 30, 2013, compared to the same period in 2012. Architectural sales for the nine months ended September 30, 2013 decreased significantly when compared to the same period in 2012 due primarily to very little production in the first six months of 2013 and to continued competitive pressures in the market place on these types of projects and the Company being more selective in bidding these lower margin projects. Because of the continued low margins in architectural projects, the Company continues to put more emphasis on its proprietary Slenderwall™ product which tends to have higher gross margins. Because of this trend, Slenderwall™ panel sales have increased significantly during the three and nine month periods ending September 30, 2013 when compared to the same periods in 2012. In 2012 the Company had only one Slenderwall™ job in production during the entire year while in 2013 there have been seven jobs in production at one time or another. In addition to the increased profit margins, the lighter weight of Slenderwall™, approximately one third of architectural panels, allows the Company to expand its territory for these types of jobs. We are currently manufacturing Slenderwall™ panels for delivery to New York, New Jersey and Ohio. Management believes the Slenderwall™ projects now in production will help offset some of the lower margin sales also in production. The Company expects the trend of increased Slenderwall™ sales will continue through the remainder of the year. Miscellaneous wall panels increased significantly during the three and nine month periods ended September 30, 2013 when compared to the same period in 2012 due mainly to the greater availability of contracts for the Company to bid.

Barrier Sales - Barrier sales decreased significantly during the three and nine months ended of September 30, 2013 compared to the same periods in 2012. While barrier sales were on the decline in the first nine months of the year, the Company has since been awarded two large contracts for barrier that will help the Company to meet or exceed its sales for 2012. While the overall barrier market has slowed over the last several years, management has been successful in maintaining its market share during the year.
Easi-Set® and Easi-Span® Building Sales - Building sales have shown a moderate increase during the three and nine month periods ended September 30, 2013, compared to the same period in 2012. Due to the sale of several restrooms to the government during the first and third quarters of 2013, buildings sales have helped increase the profitability of the Company during 2013 . Continued bidding activities lead management to believe that building sales will continue to improve in 2014.
Utility and Farm Product Sales - Utility and farm products recorded a moderate increase in sales during the three and nine month periods ended September 30, 2013, compared to the same periods in 2012. The sales of utility products, mainly manholes, is directly related to infrastructure building and improvements in the local economy, which continues to be relatively flat because of market conditions. The Company believes utility and farm product sales will remain flat in the fourth quarter of 2013. There are some signs, such as increased bidding activity, which indicate that 2014 may be a better year for utility and farm product sales.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased significantly for three and nine month periods ended September 30, 2013, compared to the same period in 2012. Management believes that this decrease will continue over the remainder of 2013 as miscellaneous product sales depend in part on the continued availability of these type of jobs and improvement in the construction industry overall. In addition, with the increased sales of Slenderwall™ over the past year, management has placed less emphasis on the sales and marketing of miscellaneous products.
Royalty Income - Royalty revenue increased significantly for the three month period ended September 30, 2013, and slightly increase for the nine month period, compared to the same periods in 2012. The increase was due in part to a large Slenderwall™ royalty paid by a Canadian licensee in the third quarter of 2013 and increased barrier royalties earned in the third quarter of 2013. It is anticipated that royalty income will decrease slightly in the fourth quarter of 2013.
Barrier Rentals - Barrier rentals were significantly lower for the three months ended September 30, 2013 compared to the same period in 2012, while for the nine month period ending September 30, 2013, and 2012, rentals were relatively the same. The decrease for the three month period was the result of a large barrier rental contract for the Democratic national convention held in North Carolina during September of 2012. Management believes that over the remainder of the year, its core barrier rentals (rentals other than special projects such as the Democratic national convention), will remain constant during the remainder of 2013.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation revenue results from installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. In total, our shipping and installation revenue decreased by 35% for the three and nine month periods ended September 30, 2013, compared to the same period in 2012. During the first nine months of 2013, the Company installed only a few large projects as compared to 2012 when the Company was shipping and installing at double the rate of 2013 . Several of the large projects that we are currently manufacturing will begin shipping and installation by the end of the first quarter of 2014 which should lead to higher shipping and installation revenues during 2014.

Cost of Goods Sold – Total cost of goods sold for the three month period ended September 30, 2013 decreased by $281,265, or 5%, from the same period in 2012. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 79% and 75% for the three months ended September 30, 2013 and September 30, 2012, respectively. Total cost of goods sold for the nine month period ended September 30, 2013 increased by $173,346 (less than 1%) from the same period in 2012. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 82% for the nine months ended September 30, 2013 and 79% for the same period in 2012. The increase in cost of goods sold as a percentage of total revenue, not including royalties, for the three and nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to jobs in production that were bid with lower than normal profit margins. Inflation remains relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the year.
General and Administrative Expenses – For the three months ended September 30, 2013, the Company's general and administrative expenses increased $40,055, or 6%, to $711,569 from $671,514 during the same period in 2012.   For the nine months ended September 30, 2013, the Company's general and administrative expenses increased $195,302, or 10%, to $2,175,631 from $1,980,329 during the same period in 2012. The increase for the three month comparative period was primarily due to increased salary expense, miscellaneous small increases in administrative accounts and an increase in state use tax assessed on installation projects. The increase for the nine month comparative period was primarily due to increased salary expense, a small increase in legal fees and SEC related expenses, miscellaneous small increases in administrative accounts and an increase in state use tax assessed on installation projects. In part, the increased salaries is a result of the a transfer of personal from operations to administrative expenses to more closely match expenses benchmarked by the National Precast Concrete Association industry. General and administrative expense as a percentage of total revenue was 10% and 11% for the three months ended September 30, 2013 and 2012, respectively. General and administrative expense as a percentage of total revenue was 11% and 9% for the nine months ended September 30, 2013 and 2012, respectively
Selling Expenses – Selling expenses for the three month period ended September 30, 2013 increased to $518,687 from $474,913 for the same period in 2012, or 9%, and for the nine month period ended September 30, 2013 increased to $1,784,748 from $1,606,609 for the same period 2012, or 11%.  The increase for the three and nine month period ended September 30, 2013 and 2012 resulted primarily from higher advertising expenses, higher salaries and slightly increased travel expenses for sales persons when compared to the same period in 2012.
Operating Income – The Company had operating income for the three months ended September 30, 2013 of $484,965 compared to operating income of $1,016,271for the same period in 2012.  The Company had operating income for the nine months ended September 30, 2013 of $686,831 compared to operating income of $1,551,604 for the same period in 2012. The decrease in operating income for the three and nine month comparison of September 30, 2013 and 2012 was primarily the result of an increase in cost of goods sold for the period as a percentage of total revenue, not including royalties, due to several new projects that were bid with less than the normal amount of gross margins normally associated with these types of projects as well as increases in selling, general and administrative expenses.
Interest Expense – Interest expense was slightly lower for the three and nine month periods ended September 30, 2013, compared to the same period in 2012.  The decrease was due primarily to payment of notes payable during the current periods.
Income Tax Expense – The Company had a tax expense of $175,000 , an effective rate of 39.2%, for the three months ended September 30, 2013 compared to tax expense of $295,000, an effective rate of 30.0% for the same period in 2012. The Company had a tax expense of $233,000, an effective rate of 39.4%, for the nine months ended September 30, 2013 compared to tax expense of $469,000, an effective rate of 32.3%, for the same period in 2012. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Income – The Company had net income of $271,909 for the three months ended September 30, 2013, compared to net income of $688,524 for the same period in 2012. The Company had net income of $358,065 for the nine months ended September 30, 2013, compared to net income of $984,686 for the same period in 2012.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first nine months of 2013 primarily from cash balances and borrowings from a bank in the amount of $39,898.  The Company had $2,837,236 of debt obligations at September 30, 2013, of which $334,381 was scheduled to mature within twelve months.  During the nine months ended September 30, 2013, the Company made repayments of outstanding debt in the amount $2,292,865 which included the refinancing of its primary mortgage with SonaBank in the amount of $2,100,000. The Company's $2,000,000 line of credit with a bank was renewed on September 12, 2013. The line of credit was evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures one year from closing date. In addition, the Company has a commitment from a bank for a $1,000,000 equipment line of credit.
At September 30, 2013, the Company had cash totaling $2,203,813 and $908,756 of investment securities available for sale compared to cash totaling $4,367,474 and no investment securities available for sale on December 31, 2012. Investment securities available for sale at September 30, 2013, consists of 83,525 shares of USVAX (a Virginia Bond Fund).  The decrease in aggregate cash and investment securities available for sale is primarily the result of cash used by operations, including the increase in accounts receivable of $2.6 million, cash payments on outstanding debt, purchases of capital equipment and the purchase of investment securities available for sale.
Capital spending totaled $548,337 for the six months ended September 30, 2013, as compared to $50,940 for the same period in 2012.  The 2013 expenditures were primarily for a new cement mixing batch plant, new trucks, miscellaneous manufacturing equipment and land improvements. The Company plans to continue to minimize its capital expenditures over the remainder of the year.
As the Company has refinanced its prior existing variable rate mortgage with a fixed rate loan of 3.99% loan, the Company is no longer sensitive to changes in the prevailing interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $7,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 75 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 80 days for the year ended December 31, 2012 to 92 days for the nine months ended September 30, 2013.  The increase in days sales outstanding is attributable to increased retainage held on accounts receivable by customers until the project is completed. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the renewing lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,885,172 at September 30, 2013 and at December 31, 2012 was $2,104,106 or a decrease of $218,934.  Inventory turnover was 7.7 for the nine months ended September 30, 2013 and 6.5 for the nine months ended September 30, 2012.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2012 and the first nine months of 2013 and the Company anticipates prices will remain relatively stable over the remainder of 2013.

Sales Backlog

As of November 3, 2013, the Company’s sales backlog was approximately $13.2 million, as compared to approximately $7.5 million at November 6, 2012.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The increase in the backlog at November 3, 2013 from that of November 6, 2012 is attributable to two new large contracts received for the production of Slenderwall™ and one large contract for soundwall. The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2013.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 14, 2013	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended September 30, 2013

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