Form 10-K
period 2013-12-31
SMITH MIDLAND CORP
filed 2014-03-27
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752
Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of	(I.R.S. Employer)
Incorporation or Organization)	Identification No.)
P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 28, 2013 (the last business day of the Company’s most recently completed second fiscal quarter) was $6,273,223.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.
As of March 4, 2014, the Company had outstanding 4,840,628 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, although the Company was profitable for the year, it incurred a loss for the second quarter of 2013; it also incurred a loss for the fourth quarter of 2012 and a loss for the year ended December 31, 2011,

•	while the level of our indebtedness is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the continued weakness in construction activity in 2013 in the Company’s primary service area,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements ,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is 540-439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Easi-Set Industries, Inc., a Virginia corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising and Design, Inc., a Virginia corporation doing business as Midland Advertising + Design.

Market

The Company's precast and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports, municipal utilities, and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall™ exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company's licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Spain, and Chile.

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

Products

The Company's precast concrete products are cast in manufacturing facilities and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced in a “batch plant,” put into a mixer truck where it is mixed thoroughly and delivered to a construction site to be poured and set at the site.  Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building. Structural uses include building walls, frames, floors, or roofs.  The Company currently manufactures and sells a wide variety of products for use in the construction, transportation and utility industries.

Easi-Set SlenderWall™ Lightweight Construction Panels

The SlenderWall™ system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's SlenderWall system combines the essential components of a wall system into a single panel ready for interior dry wall mounting immediately upon installation. The base components of each SlenderWall™ panel consists of a galvanized or stainless steel stud frame with an exterior surface of approximately two-inch thick, PVA fiber reinforced, high-density, precast concrete (with integral water repellent) and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel headed anchors that position the exterior concrete approximately one-half inch away from the steel frame.

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

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use around residential, industrial, and commercial properties and alongside highways. With additional reinforcement, Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system.  This tongue and groove connection system and its welded post to foundation connection make Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.  The newly patented one-piece extended post and panel design reduces installation time and cost.

The Company custom designs and manufactures Sierra Wall™ components to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending upon the terrain and application.  The Company also produces generic post and panel design sound barrier wall systems.  These systems are constructed of steel or precast concrete columns (the Company manufactures the precast columns) with precast concrete panels which slide down into the groove in each column.

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

Easi-Set Precast Building and Easi-Span™  Expandable Precast Building

Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings are available in a variety of exterior finishes and in many standard sizes, or can be custom sized. The roof and floor of each Easi-Set Building is manufactured using the Company's patented second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location.

The Company also offers Easi-Span™, a line of expandable precast concrete buildings.  Easi-Span™ incorporates the technology of the Easi-Set Buildings, but are available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.  Since these larger buildings have less competition from other materials and methods, they produce higher profit margins.  Both the Easi-Span and Easi-Set Buildings offer lines of fully-outfitted restrooms with over a dozen standard models.

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

SoftSound™ Soundwall Panels

SoftSound™ soundwall panels, recently developed by the Company, utilize a “wood aggregate” sound absorptive material applied to the face of soundwall panels, which is used to absorb highway noise.  SoftSound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia, Maryland and Maine with approvals pending in six additional states and the provinces of Ontario and Quebec, Canada.  The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals in all 50 states and the Canadian Provinces.

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

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia, Maryland and New Jersey to secure approval of each state’s environmental agency.  Such approval is meeting resistance from the environmental agencies, however, the Company believes approval will be forthcoming. In 2011, the Company installed its first Beach Prism protection on Virginia's Chesapeake Bay shoreline.

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

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set™ and Easi-Span™ Precast Buildings, SlenderWall™, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time administration and training license fee ranging from approximately $25,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set™/Easi-Span™ buildings and SlenderWall™ licensees pay the Company a monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company has entered into 50 licensing agreements in the United States, ten in Canada, two in Mexico and one each in Belgium, New Zealand, Australia and Trinidad, for a total of 66 licensees worldwide.

The Company is currently negotiating several new license arrangements and, although no assurance can be given, expects to increase its licensing activities.  Two additional licensees were added in 2013 with aggregate initial licensee fees of $70,500 compared to $92,000 for 2012.

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

Patents and Proprietary Information

The Company currently owns U.S., Canadian, Australian and New Zealand patents for J-J Hooks® highway barrier and U.S. and Canadian patents for Easi-Set™ Precast Building features and for SlenderWall™ exterior cladding system features and a U.S. patent for H2Out™ .  In 1997, a European patent for J-J Hooks was allowed and it has been registered in the U.K. and Belgium.  Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada.  A U.S. “trade dress” application for Beach Prisms and the J-J Hooks "end taper" have been issued in the U.S.

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

While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed.  During 2012, the Company instituted a lawsuit for the infringement of its intellectual properties by a company producing its J-J Hooks highway barrier without a license. The Company successfully settled this matter by requiring the defendant's acceptance of becoming a licensee and thereby paying royalties on all J-J Hooks® highway barrier sales. Even if a competitor's products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action would be very costly, and assuming the Company has sufficient resources, would divert funds and resources that otherwise could be used in the Company's operations.  No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.

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

.

Employees

As of March 4, 2014, the Company had 133 full-time, 4 part-time employees and 9 temporary workers, of which 128 are located at the Company's Midland, Virginia facility, and 18 are located at the Company's facility located in Reidsville, North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates two manufacturing facilities.  The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant located on approximately 22 acres of land in Midland, Virginia, of which the Company owns approximately 19 acres and three acres are leased from Rodney I. Smith, the Company's Chief Executive Officer, at an annual rental rate of $24,000.  The manufacturing facility houses two concrete mixers and one concrete blender.  The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a recently enlarged and covered steel reinforcing fabrication area of approximately 8,000 square feet.  The Company's Midland facility also includes a large storage yard for inventory and stored materials.

The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices.

Expansion Plans

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for various notes payable, which notes as of December 31, 2013 had a balance of approximately $2.5 million.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of March 4, 2014, there were approximately 60 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2013
First Quarter	$1.92	$1.78
Second Quarter	1.94	1.51
Third Quarter	2.15	1.67
Fourth Quarter	2.15	1.72
2012
First Quarter	$1.65	$1.37
Second Quarter	1.51	1.09
Third Quarter	1.55	1.20
Fourth Quarter	1.97	1.38

Dividends

On December 5, 2013, the Company declared a special dividend of $.03 per share of Common Stock for holders of record as of December 20, 2013, which was paid on December 27, 2013 and on December 11, 2012, the Company declared a special dividend of $.05 per share of Common Stock for holders of record as of December 14, 2012, which was paid on December 31, 2012. The dividends paid by the Company in calendar years 2012 and 2013, were the only dividends paid by the Company since the Company's inception and, accordingly, the Company may not pay any dividends again to its stockholders in the foreseeable future.  The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.  Except for dividends paid in shares of the Company’s Common Stock, the Company’s current loan agreement prohibits the payment of dividends to stockholders without the bank’s prior written consent, which the Company received prior to the payment of each of the 2012 and 2013 dividends.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Barrier, a positive-connected highway safety barrier; Sierra Wall™, a sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system.  In addition, the Company produces utility vaults; farm products such as cattleguards, and water and food troughs; and custom order precast concrete products with various architectural surfaces.

Overview

Overall, the Company’s financial performance improved in 2013 as compared to 2012. The Company had net income in 2013 in the amount of $691,502 as compared to $376,691 for 2012, or an increase of 83.6%.  The increase in net income for the year ended December 31, 2013 was due primarily to management's decision to emphasize the marketing of its proprietary product Slenderwall. Slenderwall sales increased almost $4.0 million over 2012 as approximately seven Slenderwall jobs were in production during the year. As Slenderwall is a proprietary product, gross margins are slightly higher than our other products. While Slenderwall sales were up significantly, many of our other products continue to face stiff competition from our competitors forcing prices to remain relatively low and gross margins to be thinner.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

For the year ended December 31, 2013, the Company had total revenue of $27,710,542 compared to total revenue of $24,893,613 for the year ended December 31, 2012, an increase of $2,816,929, or 11.3%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall panel sales, which include Soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2013 and 2012:

Sales By Product Type
	2013	2012	Change	% of Change
Product Sales:
Soundwall Sales	$1,854,406	$2,390,041	$(535,635)	(22.4)%
Architectural Panel Sales	2,325,891	2,307,053	18,838	0.8%
Slenderwall Sales	4,499,584	603,801	3,895,783	645.2%
Miscellaneous Wall Sales	669,152	235,823	433,329	183.8%
Total Wall Panel Sales	9,349,033	5,536,718	3,812,315	68.9%
Barrier Sales	4,026,439	3,828,341	198,098	5.2%
Beach Prisms	59,083	—	59,083	100.0%
Easi-Set and Easi-Span Building Sales	3,516,364	3,297,433	218,931	6.6%
Utility and Farm Product Sales	1,662,898	1,532,092	130,806	8.5%
Miscellaneous Product Sales	964,371	2,041,281	(1,076,910)	(52.8)%
Total Product Sales	19,578,188	16,235,865	3,342,323	20.6%
Royalties income	1,545,378	1,360,725	184,653	13.6%
Barrier Rentals	2,319,507	2,117,577	201,930	9.5%
Shipping and Installation	4,267,469	5,179,446	(911,977)	(17.6)%
Total Service Revenue	8,132,354	8,657,748	(525,394)	(6.1)%
Total Sales	$27,710,542	$24,893,613	$2,816,929	11.3%

Wall Panel Sales – Wall panel sales are generally medium to large contracts issued by general contractors for production and delivery of a specific wall panel product for a specific construction project.  Changes in the mix of wall panel sales depend on what contracts are in production during the period.  Soundwall sales decreased moderately in 2013 due primarily to a large soundwall contract for a road project started in mid 2012 for which production was completed in the first quarter of 2013. The Company is currently producing another large soundwall contract that should complete in late 2014.  Architectural sales remained relatively flat in 2013 as continued downward price pressure on architectural projects made it difficult for the Company to bid competitively on these projects. Management continues to believe that it will be at least another year before architectural projects will return to higher profit margin levels. Slenderwall™ sales increased greatly in 2013 due to continuing increased marketing efforts by the Company which resulted in seven new Slenderwall projects in production during 2013. The Company is currently in production of a large Slenderwall contract that started in the second quarter of 2013 and will be completed in late 2014. The Company has also bid on several Slenderwall projects recently and expects to be awarded one or more of these contracts. Miscellaneous wall sales are mainly retaining walls which are used to hold back earth on sloped land. These types of projects increased significantly in 2013 due to several contracts for the production of special cladding panels and several small retaining wall panel jobs.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2013 barrier sales increased by $198,098 from the previous year. This increase relates to a major highway project that was funded in 2013 and began construction in the summer of the same year.  It is anticipated by the Company that barrier sales will remain at the current levels until the project is completed in 2014. The Company is now in production of two large barrier contracts for this major highway project.

Beach Prisms – The Company made its first sale of beach prisms in 2009 and continued to make minor sales in 2010 and 2011.  There were no sales in 2012. The Company is still in the process of seeking to acquire the necessary permits from the states of Maryland and Virginia, which has been more difficult than originally estimated. The Company did receive a permit in the state of Virginia during 2011 and anticipates that further permits will occur and additional sales will be forthcoming, however, this cannot be assured. The Company sold $59,000 in Beach Prisms in the state of New Jersey to a local governmental entity to assist with the recovery from hurricane Sandy. Several projects are in the permit phase, and if granted, will result in sales. Future sales of Beach Prisms cannot be accurately predicted because of continued difficulty in obtaining the needed state permits.

Easi-Set® and Easi-Span® Building Sales – Easi-Set® and Easi-Span® building sales increased by 6.6% in 2013 compared to the same period in 2012.  The increase in sales was primarily due to the sale of several buildings and restroom buildings under our GSA (Government Services Administration) contract. The Company has developed a proprietary line of restroom buildings for parks, athletic fields and other outdoor venues and is currently marketing these products with a highly visible advertising campaign. Bidding activity for buildings and restrooms continued to increase during 2013, leading management to believe building sales should continue to increase in 2014. Our new building salesperson is beginning to make inroads in building and restroom sales in our geographic sales area.

Utility and Farm Sales – Utility and farm product sales increased by 8.5% in 2013 compared to 2012. Utility and farm products are mainly underground utility vaults used in infrastructure construction and consequently, when construction is weak so are utility vault sales. The Company continues to see more bidding opportunities for utility products and believes this activity will lead to increased sales in 2014. The recently funded major highway project discussed above also uses utility vaults for underground placement of utilities.

Miscellaneous Product Sales – Miscellaneous products are products that are produced and sold that do not meet the criteria defined for other revenue categories.  Examples would include underground steam tunnels, highway slabs or bridge slabs.  Miscellaneous sales decreased significantly in 2013 as compared to 2012. The decrease is due primarily to the lower number of miscellaneous jobs being bid as a result of the weakened construction economy. Among other contracts in production during 2013 were shooting range baffle panels and precast veneer building panels. The Company believes, but there can be no assurance, it will be awarded the bid for a large miscellaneous contract, to be awarded early in 2014, for the production of trenching panels to begin in mid 2014.

Royalty Income – Royalty revenues increased slightly in 2013, with barrier royalties being up significantly over 2012 and also making up the largest percent of total royalties. Building royalties remained relatively flat for the period and Slenderwall™ royalties were slightly lower for the period. The Company signed two new licensees in 2013, one SoftSound™ license and one Slenderwall license. With both barrier royalties and barrier sales up for the year, the Company believes this may be a sign of improvement in infrastructure spending by federal, state and local governments.

Barrier Rentals – Barrier rentals increased by 9.5% in 2013 compared to 2012 due mainly to the major highway project discussed above. Management believes barrier rentals will continue to increase in 2014 due to increased activity in the Company's geographical area on several highway projects now underway. The Company was once again awarded the contract to supply rental barrier for the Presidential Inauguration held in Washington, D.C in January 2013. The Company continues to pursue its rental barrier expansion plans for its local geographical sales area.

Shipping and Installation – Shipping revenue is earned when the product sold is physically shipped to the customer and in many instances, shipping does not occur until the customer is ready to begin installation. Installation revenue is not earned until the wall panels, in the case of architectural or Slenderwall contracts, are physically attached to the building; and in the case of our Easi-Set buildings, until the building is assembled and on site. Shipping and installation revenue decreased by 17.6% in 2013 due mainly to production of soundwall and architectural panels in 2013 that are being held in our storage yard, under stored materials contracts, pending shipping and installation as required by the owners. Because of the amount of product stored in our yard at December 31, 2013, management believes shipping and installation revenue will increase in 2014.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2013 was $21,138,628 an increase of $1,691,509, or 9%, from $19,447,119 for the year ended December 31, 2012.  Total cost of goods sold, as a percentage of total revenue, decreased to 76% for the year ended December 31, 2013 from 78% for the year ended December 31, 2012.  The reduction in the cost of sold as a percentage of total revenue was, in part, because of the increased sales for the period while fixed overhead costs remained relatively flat. Raw material costs increased slightly in 2013 and 2012 with very little inflationary pressures for the Company. The Company is currently experiencing continued aggressive pricing by its competitors on many of its product lines, negatively affecting its gross margin, and the Company believes this pressure will continue through the end of 2014. The Company is actively seeking new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials. Management continues to improve its effectiveness through the use of lean manufacturing principals and has recently hired a new Vice President of Production for its Virginia production facility who has excellent lean credentials and will have a major impact on our production processes and costs.

General and Administrative Expenses – For the year ended December 31, 2013, the Company's general and administrative expenses increased by $425,541, or 16%, to $3,088,403 from $2,662,862 during the same period in 2012.  The increase in general and administrative expenses resulted primarily from an increase in use tax expense, an increase in employee costs and an increase in professional fees all partially offset by an decrease in other general and administrative office expenses.  General and administrative expense as a percent of total revenue were 11% for the years ended December 31, 2013 and 2012.

Selling Expenses – Selling expenses for the year ended December 31, 2013 increased by $117,794, or 5%, to $2,322,837 from $2,205,043 for the year ended December 31, 2012.  The increase was due to increased sales salaries and commissions on increased sales and increased advertising expense related to Slenderwall and Easi-Set buildings and restrooms.

Operating Income – The Company had operating income for the year ended December 31, 2013 of $1,279,670 compared to operating income of $687,762 for the year ended December 31, 2012, an increase of $591,908.  The increase in operating income was primarily the result of a decrease in cost of goods sold for the year ended December 31, 2013 as a percentage of revenue as discussed above.

Interest Expense – Interest expense was $132,026 for the year ended December 31, 2013 compared to $134,828 for the year ended December 31, 2012.  The decrease of $2,802, or 2%, was due primarily to lower balances on notes payable outstanding.

Income Tax Expense – The Company had income tax expense of $391,000 for the year ended December 31, 2013 compared to $182,000 for the year ended December 31, 2012, due primarily to the increase in pretax income.

Net Income – The Company had net income of $691,502 for the year ended December 31, 2013, compared to net income of $376,691 for the same period in 2012.  The basic and diluted earnings per share for 2013 was $0.14, compared to basic and diluted net earnings per share of $0.08 for the year ended December 31, 2012.  There were 4,839,205 basic and 4,880,453 diluted weighted average shares outstanding in 2013 and 4,826,182 basic and 4,867,475 diluted weighted average shares outstanding in the 2012.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2013 with cash flows from operations and cash balances on hand.

The Company refinanced its note payable with SonaBank on September 12, 2013 with a new note payable to Summit Community Bank (the "Bank") in the amount of $2,100,000 with a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642. The note payable is secured by substantially all of the assets of the Company.  Under the terms of the note payable, the Company is limited to $1,000,000 for annual capital expenditures unless approved by the Bank in advance, the Company is not allowed to pay cash dividend without prior approval from the Bank and the Company is required to maintain a net worth of at least $5,000,000.  At December 31, 2013, the Company was in compliance with all covenants pursuant to the loan agreement except for the payment of cash dividends on December 27, 2013, for which the Company received approval from the Bank prior to payment. The outstanding balance on this note payable was $2,043,832 as of December 31, 2013.

At December 31, 2013, the Company had cash totaling $3,136,063 and $915,341 of investment securities available for sale compared to cash totaling $4,367,474 and no investment securities available for sale at December 31, 2012.  During 2013, the Company’s operating activities provided $819,846 due mainly to the net income for the period as well as changes in current asset and current liability accounts during 2013.  In 2013, investing activities used $1,870,964 primarily for the purchase of investment securities available for sale and the purchase of capital equipment.  In 2013, financing activities used $180,293 in cash, which resulted primarily from payment of a cash dividend in the amount of $144,489.

Capital spending, including financed additions, increased from $110,275 in 2012 to $908,609 in 2013. Capital expenditures in 2013 included spending for vehicles and a forklift, rental barrier and manufacturing equipment.  In 2014, the Company intends to continue to make capital improvements which may include cranes, vehicles, manufacturing equipment and other items as necessary.  The Company anticipates capital spending for 2014 to be approximately $750,000.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company's days sales outstanding (DSO) in 2013 was 91 days compared to 80 days in 2012. The increase in the DSO is due primarily to two larger customers who were paying steady but not within the terms of their agreement. Additionally, they have made payments subsequent to the end of 2013. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2013 was $1,939,478 and at December 31, 2012 was $2,104,106, or a decrease of $164,628.  The annual inventory turns for December 31, 2013 and 2012 were 7.9 and 7.8, respectively.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2013 and 2012, particularly in the purchases of certain raw materials such as steel and fuel.  The Company believes that raw material pricing will see some modest increases in 2014 as the economy continues its slow recovery, although no assurance can be given regarding future pricing.

Other Comments

As of March 4, 2014 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $10.6 million as compared to approximately $6.7 million at approximately the same time in 2013.  The increase in the backlog relates to the Company's emphasis on its proprietary product, Slenderwall, which saw an increase of just under $4.0 million in sales and also represents a large part of the sales backlog. A substantial majority of the projects relating to the sales backlog as of March 4, 2014 are scheduled to be shipped during 2014.

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

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for two still emerging products for the industry.  In addition to new product development strategy, in 2014 the Company begins its sixth year of a long-term commitment to lean manufacturing and continuous improvements in manufacturing.  As a by-product of our commitment to lean manufacturing, the Company believes this strategy will help reduce its overall future manufacturing costs.

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™, the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding.  While the Company has received a permit to install Beach Prisms™ at a specific site in Virginia, the Company is still in the process of seeking to secure additional site permit approvals in Virginia and the support of the appropriate environmental agencies in neighboring states for its Beach Prisms™.  Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2013, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	75	1970	Chief Executive Officer and Chairman of the Board of Directors

Ashley B. Smith	51	1994	President and Director

Wesley A. Taylor	66	1994	Vice President of Administration, Secretary and Director

Frederick L. Russell, Jr.	54	2012	Director

G. E. "Nick" Borst	73	2013	Director

William A. Kenter	67	2008	Chief Financial Officer

Steve Ott	47	2005	Vice President of Engineering, Smith-Midland - Virginia

Background

The following is a brief summary of the background of each Director and executive officer of the Company:

Rodney I. Smith.  Chairman of the Board of Directors, Chief Executive Officer.  Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965.  He has served on the Board of Directors and has been its Chairman since 1970.  Mr. Smith is the principal developer and inventor of the Company’s proprietary and patented products.  He is the past President of the National Precast Concrete Association.  Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986.  The Company believes that Mr. Smith’s extensive experience in the precast concrete products industry and his knowledge of the marketplace gives him the qualifications and skills necessary to serve in the capacity as the Chairman of the Board of Directors.

Ashley B. Smith.  President and Director.  Ashley B. Smith has served as President of the Company since 2012 and as the Vice President of the Company from 1990 to 2011 and as a Director since 1994.  Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College.  Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith.  The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience give him the qualifications and skills necessary to serve in the capacity as a director.

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

Frederick L. Russell, Jr.  Managing Partner at Virginia Capital Partners. Frederick L. Russell has been a member of the Board of Directors since 2012. Mr. Russell has been Managing Partner at Virginia Capital Partners, a private equity fund, since its inception in 1996. Mr. Russell has more than 25 years of venture capital and private equity experience. Mr. Russell is on the Board of substantially all of Virginia Capital's active venture capital investments and is the Chairman of several of these companies. He is on the Board of Kinsale Capital, Virginia Business Media, SC Business Media, Tall Cotton Partners, Clear

Signal Towers, Car Pool and Sewickley Partners. Mr. Russell was previously with a $1 billion private equity firm in Washington and a $100 million venture capital fund before that. The Company believes that Mr. Russell's current and past investment experience as well as his service as a director of many boards provides him with the knowledge and skills necessary to serve in the capacity of director for the Company.

G. E. (Nick) Borst. Director. G. E. Nick Borst served as an member of the Board of Directors of the Company since 2013. For more than the past five years, Mr. Borst has been engaged in the private practice of law, advising clients in corporate legal matters. Prior thereto, he served as a trial attorney with the federal government. Mr. Borst previously served as president of the Fauquier County Bar Association and as a three-year treasurer of the Fauquier County Chamber of Commerce. In private law practice, Mr. Borst advised clients on business organization and governance. Mr. Borst is also a co-founder and past president of Hospice of Fauquier County and is co-founder and long-time board member of Verdun Adventure Bound, an organization that provides experiential learning programs to over 2,000 young people a year. The Company believes that Mr. Borst's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

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

Steve Ott.  Vice President of Engineering, Smith Midland Corp.(Virginia).  Mr. Ott has served as Vice President of Engineering of Smith-Midland Corp. (Virginia), the Company's primary operating subsidiary, since 2005. Prior to joining the Company, Mr. Ott served as Engineering Manager for the Shockey Precast Group in Fredericksburg, Virginia from June 2001 to October 2005. Mr. Ott worked at Shockey Precast Group’s Winchester plant from 1998 to 2001. From 1991 through 1997 Mr. Ott worked in Belgium for a consulting structural engineering firm and for a precast concrete manufacturer. From 1988 to 1991 Mr. Ott worked at Brandow and Johnston Structural Engineers in Los Angeles California. Mr. Ott holds a Bachelor of Science degree in Structural Engineering from the University of California at San Diego and a Masters of Business Administration from the University of Mary Washington

Section 16(a)    Beneficial Ownership Reporting Compliance

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2013 except that (i) Wesley A. Taylor filed a Form 4 (two transactions) one day late, (ii) Rodney I. Smith filed a Form 4 (two transactions) six days late and (iii) G. E. "Nick" Borst was late in filing his Form 3.

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

Audit Committee

The Company currently has a standing Audit Committee with the members being Frederick L. Russell, Jr. and Nick Borst.  Frederick L. Russell, Jr. is designated the committees' financial expert because of his 25 years experience in the finance industry as described more fully in Item 10. above. Mr. Russell and Mr. Borst are considered to be independent when using the definition of the New York Stock Exchange.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2013 and 2012 to the principal executive officer and the Company’s two most highly compensated executive officers (the “named executive officers”) whose total compensation exceeded $100,000 during 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Eq-uity Incentive Plan Compen-sation ($)	Non qual-ified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2013	119,547	59,733				23,400	104,000	306,680
Chief Executive Officer	2012	92,348	—				—	100,000	192,348
and Chairman of the Board (3)

Ashley B. Smith	2013	144,389	—					3,000	147,389
President (4)	2012	131,877	—					1,000	132,877

William A. Kenter	2013	113,026	—					—	113,026
Chief Financial Officer	2012	95,692	—					—	95,692

(1)  Represents salaries paid in 2013 and 2012 for services provided by each named executive officer serving in the capacity listed. Salaries of all executive officers were reduced in early 2012 and repaid in part and reinstated at the end of 2012.

(2)  Represents amount paid in 2013 for annual performance-based bonus related to operations in 2013.

(3)  Mr. Rodney Smith was paid $99,000 in each of 2013 and 2012, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  Mr. Rodney Smith received director’s compensation in the amount of $4,000 and $1,000 for the years 2013 and 2012, respectively.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $3,000 and $1,000 for the years 2013 and 2012, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	20,000	—	2.52	9/29/2015
	20,000	—	2.25	5/21/2016
	20,000	—	2.15	5/21/2017
	40,000	—	1.21	6/29/2018
TOTAL	100,000	—
Ashley B. Smith	10,000	—	2.52	9/29/2015
	7,000	—	2.25	5/21/2016
	7,000	—	2.15	5/21/2017
	14,800	—	1.21	6/29/2018
TOTAL	38,800	—
TOTAL	138,800	—

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.

Compensation of Directors

All Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties.

Fiscal 2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	4,000	—	—	—	—	—	4,000	(1)
Andrew G. Kavounis (2)	2,000	—	—	—	—	—	2,000
Ashley B. Smith	3,000	—	—	—	—	—	3,000	(1)
Wesley A. Taylor	4,000	—	—	—	—	—	4,000	(1)
Frederick L. Russell, Jr.	4,000	—	—	—	—	—	4,000
G. E. "Nick" Borst	2,000	—	—	—	—	—	2,000

(1)	Reflected in Summary Compensation Table above.

(2)	Mr. Kavournis' term as a director expired in September 2013.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered into a four-year Employment Agreement with Rodney I. Smith, its current Chief Executive Officer, effective as of September 30, 2002.  The term of employment automatically renews commencing on the date one year after the effective date, and on an annual basis thereafter, for an additional one year, unless earlier terminated or not renewed as provided for therein.  The agreement provides for an annual base salary of $99,000 (“Base Salary”), which is reviewed at least annually and adjusted from time to time at the determination of the Board of Directors.  It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement).  Payment of the royalty continues only for as long as the Company is using the inventions underlying the Patents.  Mr. Smith is also entitled to a performance-based bonus as determined by the Board each calendar year.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 4, 2014, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	773,398	15.7%

Ashley B. Smith (1)(3)(4)(6)	163,417	3.3%

Frederick L. Russell, Jr. (8)	567,363	11.7%

G. E. "Nick" Borst (9)	81,000	1.7%

William A. Kenter (1)	—	—

Tall Cotton Partners, LLC (8)	567,363	11.7%

Henry Partners, L.P. (10)	537,000	11.1%

Wax Asset Management, LLC (11)	376,683	7.8%

All directors and executive officers as a group (6 persons)(2)(12)	1,647,928	32.9%

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

(5)     Includes 20,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 100,000 shares.

(6)     Includes options to purchase 38,800 shares.

(7) Includes options to purchase 31,000 shares.

(8) Address of holder is 1801 Libbie Avenue, Suite 201, Richmond, VA 23226. Frederick L. Russell, Jr., a director of the Company, is deemed to beneficially own the securities owned of record by Tall Cotton Partners, L.P. by virtue of his control over the manager of this entity.

(9) Address of holder is P.O. Box 351, Ophelia, VA 22530.
(10) Address of holder is 255 South 17th Street, Suite 2608, Philadelphia, PA 19103.

(11) Address of holder is 45 Prospect Street, Greenwich, CT 06830.

(12) Includes options to purchase 169,800 shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2013, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	370,599	1.96	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	370,599	1.96	500,000

(1) A brief description of the Company's 2008 Stock Option Plan is contained in Note 6 of the Notes to Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are two independent directors of the Company, Frederick L. Russell, Jr. and G.E. "Nick" Borst.  The test utilized for the determination of independence is that of the New York Stock Exchange.

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

The Company currently has a standing Audit Committee with the members being Frederick L. Russell, Jr. and G. E. "Nick" Borst.  Frederick L. Russell, Jr. is designated as the committees' financial expert because of his 25 years experience in the finance industry as described in more fully in Item 10. above. Mr. Russell and Mr. Borst are considered to be independent when using the definition of the New York Stock Exchange.

	2013	2012
Audit Fees	$135,800	$139,650
Tax Fees	25,991	22,850
Audit-Related Fees	5,450	9,800
All Other Fees	—	—
Total Fees	$167,241	$172,300

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included in Part II, Item 8, page 16 of this Form 10-K:

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.3	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.4
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.5	2004 Stock Option Plan (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.6	2008 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-155920) filed on December 4, 2008).

10.7
Promissory Note, dated April 20, 2011 and executed on April 26, 2011, in the amount of $575,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011).

10.8
A Credit Line Deed of Trust, dated April 20, 2011 and executed on April 26, 2011, between the Company and Summit Commit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011.

10.9
Promissory Note, dated September 12, 2013, in the amount of $2,100,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.10
Credit Line Deed of Trust dated September 12, 2013, related to the Promissory note dated September 12, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.11
Commitment Letter related to the promissory note dated September 12, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.12
Promissory Note for a line of credit, dated September 12, 2013, in the amount $2,000,000 issued by the Company to Summit Community Bank. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.13
Commercial Security Agreement related to the line of credit dated September 12, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.14
Commitment Letter related to the line of credit dated May 23, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.15
Commitment Letter related to the guidance line of credit dated May 23, 2013. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date:	March 27, 2014	By:	/s/ Rodney I. Smith
Rodney I. Smith, CEO
(principal executive officer)

Date:	March 27, 2014	By:	/s/ William A. Kenter
William A. Kenter, CFO
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 27, 2014
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 27, 2014
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 27, 2014
Ashley B. Smith

/s/ Frederick L. Russell, Jr.	Director	March 27, 2014
Frederick L. Russell, Jr.

/s/ G. E. Borst	Director	March 27, 2014
G. E. Borst

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accountants

Board of Directors
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Richmond, Virginia
March 27, 2014

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS (Note 2)
Current assets
Cash and cash equivalents	$3,136,063	$4,367,474
Investment securities, available-for-sale, at fair value	915,341	—
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $285,305 and $230,749)	7,296,792	4,752,729
Trade - unbilled	41,859	356,525
Inventories, net
Raw materials	861,129	472,149
Finished goods	1,078,349	1,631,957
Prepaid expenses and other assets	231,365	287,002
Prepaid income taxes	—	173,155
Deferred taxes (Note 4)	475,000	438,000

Total current assets	14,035,898	12,478,991

Property and equipment, net (Note 1)	4,322,995	4,049,478

Other assets	297,915	289,335

Total assets	$18,656,808	$16,817,804

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$1,517,625	$922,091
Accrued expenses and other liabilities	1,331,675	1,140,234
Income taxes payable	302,263	—
Current maturities of notes payable (Note 2)	364,204	329,529
Customer deposits	547,789	204,991

Total current liabilities	4,063,556	2,596,845

Notes payable - less current maturities (Note 2)	2,544,809	2,661,228
Deferred tax liability (Note 4)	630,000	694,000

Total liabilities	7,238,365	5,952,073

Commitments and contingencies (Note 7)	—	—

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,881,548 and 4,826,182 issued, respectively	48,815	48,262
Additional paid-in capital	5,041,438	4,995,278
Accumulated other comprehensive loss	(41,014)	—
Retained earnings	6,471,504	5,924,491

	11,520,743	10,968,031
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,418,443	10,865,731

Total liabilities and stockholders' equity	$18,656,808	$16,817,804

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2013	2012
Revenue
Products sales and leasing	$21,897,695	$18,353,442
Shipping and installation revenue	4,267,469	5,179,446
Royalties	1,545,378	1,360,725

Total revenue	27,710,542	24,893,613

Cost of goods sold	21,138,628	19,447,119

Gross profit	6,571,914	5,446,494

General and administrative expenses	3,088,403	2,662,862
Selling expenses	2,322,837	2,205,043

Total operating expenses	5,411,240	4,867,905

Gain on sale of assets	61,634	110,175
Other	57,362	(1,002)

Operating income	1,279,670	687,762

Other income (expense)
Interest expense	(132,026)	(134,828)
Interest income	3,538	5,757
Loss on investment securities available-for-sale	(68,680)	—

Total other expense	(197,168)	(129,071)

Income before income tax expense	1,082,502	558,691

Income tax expense (Note 4)	391,000	182,000

Net income	$691,502	$376,691

Basic earnings per share (Note 8)	$0.14	$0.08
Diluted earnings per share (Note 8)	$0.14	$0.08

See accompanying summary of accounting policies and notes to consolidated financial statements

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012
Net income	$691,502	$376,691
Other comprehensive loss, net of tax: (1)
Net unrealized holding loss	(83,929)	—
Reclassification adjustment for realized losses	42,915	—
Comprehensive income	$650,488	$376,691

(1) Net unrealized losses on available for sale securities are shown net of income tax benefits of $53,000. Reclassification adjustment for realized losses are shown net of income tax expense of $26,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Other Compre-hensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2011	$48,262	$4,995,278	$—	$5,788,432	$(102,300)	$10,729,672

Dividends paid on common stock	—	—	—	(240,632)	—	(240,632)

Net loss	—	—	—	376,691	—	376,691
Balance, December 31, 2012	48,262	4,995,278	—	5,924,491	(102,300)	10,865,731

Dividends paid on common stock	—	—	—	(144,489)	—	(144,489)

Net unrealized holding loss	—	—	(41,014)	—	—	(41,014)

Proceeds from options exercised	553	46,160	—	—	—	46,713

Net income	—	—	—	691,502	—	691,502
Balance, December 31, 2013	$48,815	$5,041,438	$(41,014)	$6,471,504	$(102,300)	$11,418,443

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Reconciliation of net income to net cash provided by operating activities

Net income	$691,502	$376,691
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	634,869	674,160
Gain on sale of fixed assets	(61,634)	(110,175)
Realized loss on investment securities available-for-sale	68,631	—
Deferred taxes	(101,000)	(234,000)
(Increase) decrease in
Accounts receivable - billed	(2,544,063)	2,604,342
Accounts receivable - unbilled	356,525	(332,215)
Inventories	164,628	(164,473)
Prepaid income taxis	173,155	554,285
Prepaid expenses and other assets	47,055	(9,015)
Increase (decrease) in
Accounts payable - trade	595,536	67,924
Accrued expenses and other liabilities	191,441	354,848
Accrued income taxes payable	302,262	—
Customer deposits	300,939	(893,202)

Net cash provided by operating activities	$819,846	$2,889,170

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2013	2012
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(2,024,147)	$—
Sale of investment securities available-for-sale	1,000,000	—
Purchases of property and equipment	(908,609)	(110,275)
Proceeds from sale of fixed assets	61,792	112,325

Net cash provided (absorbed) by investing activities	(1,870,964)	2,050

Cash Flows From Financing Activities
Proceeds from long-term borrowings	2,303,339	—
Repayments of long-term borrowings	(2,385,856)	(413,800)
Dividends paid on common stock	(144,489)	(240,632)
Proceeds from options exercised	46,713	—

Net cash absorbed by financing activities	(180,293)	(654,432)

Net increase (decrease) in cash and cash equivalents	(1,231,411)	2,236,788
Cash and cash equivalents, beginning of year	4,367,474	2,130,686

Cash and cash equivalents, end of year	$3,136,063	$4,367,474

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$132,026	$134,828
Cash Payments for income taxes	$19,600	$6,000

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory reserves were approximately $90,000 at December 31, 2013 and 2012.

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

As of December 31, 2013, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the U.S. Federal and various state jurisdictions.  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2011.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

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

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation of the Company’s standard products is typically performed by the customer; however, in some circumstances, the Company will install certain products at the time of delivery and will recognize the installation revenue at that time.  The installation activities are usually completed the day of delivery or the following day.  In utility building sales, the majority of the buildings are erected on the Company’s site and delivered completely installed.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2013 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $530,000 and $404,000 in 2013 and 2012, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2013.

Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through the date these financial statements were issued and did not note any events that would require disclosure or adjustment.

Recent Accounting Pronouncements

In December 2011, the FASB issued new accounting guidance regarding additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions were effective for fiscal and interim periods beginning on or after January 1, 2013. The impact of adoption did not have a material effect on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in certain circumstances. This ASU was effective for our quarter ended March 31, 2013. For all periods presented other comprehensive income (loss) was not significant; therefore, the adoption of this ASU did not have an impact on our consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2013	2012
Land and land improvements	$598,926	$553,063
Buildings	3,934,605	3,923,852
Machinery and equipment	8,997,995	8,299,962
Rental equipment	978,514	989,030

	14,510,040	13,765,907
Less: accumulated depreciation	10,187,045	9,716,429

	$4,322,995	$4,049,478

Depreciation expense was approximately $635,000 and $674,000 for the years ended December 31, 2013 and 2012, respectively.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2013	2012
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $25,000 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$2,043,832	$—
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $36,000 of principal and interest at prime plus .5% (3.75% at December 31, 2012); collateralized by principally all assets of the Company. The note was paid in full in 2013 by the Bank note described above.	—	2,209,415
Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6,200 of principal and interest at prime at variable rate (5.29% at December 31, 2013); collateralized by certain property of the Company.	445,882	499,007
A capital lease obligation, for machinery and equipment which matured in 2013, with interest at approximately 7%.	—	3,228
Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2016, with interest at 1.0% through 6.7%.	419,299	279,107

	2,909,013	2,990,757
Less current maturities	364,204	329,529

	$2,544,809	$2,661,228

The Company’s note payable, with a balance of $2,043,832 at December 31, 2013 is secured by all of the assets of the Company.  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures and the payment of cash dividends.  At December 31, 2013, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the payment of a cash dividend on December 27, 2013, for which the Company received approval prior to payment.

The aggregate amounts of notes payable and capital leases maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2014	$364,204
2015	354,953
2016	359,079
2017	369,553
2018	382,052
Thereafter	1,079,172

$2,909,013

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases a portion of its Midland, Virginia property from its CEO, on a month-to-month basis, as additional storage space for the Company's finished work product.  The lease agreement calls for an annual rent of $24,000.  See additional items discussed in Note 7.

NOTE 4. - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	December 31,
	2013	2012
Federal:
Current	$432,000	$329,000
Deferred	(88,000)	(190,000)
	344,000	139,000
State:
Current	60,000	87,000
Deferred	(13,000)	(44,000)
	47,000	43,000

	$391,000	$182,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

	December 31,
	2013		2012
Income taxes at statutory rate	$368,000	34.0%	$190,000	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	49,000	4.5%	25,000	4.5%
Other	(26,000)	(2.4)%	(33,000)	(5.9)%

	$391,000	36.1%	$182,000	32.6%

Prepaid income taxes relate to amounts refundable from federal and state tax authorities for overpayment of estimated taxes that are expected to be applied towards future required payments.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
Depreciation	$(630,000)	$(694,000)
Unrealized losses on investments available for sale	27,000	—
Provision for doubtful accounts	111,000	90,000
Vacation accrued	86,000	81,000
Deferred income	170,000	186,000
Other	81,000	81,000

Net deferred tax asset (liability)	(155,000)	(256,000)

Current portion, net	475,000	438,000
Long-term portion, net	(630,000)	(694,000)

	$(155,000)	$(256,000)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2013 and 2012 were approximately $79,000 and $7,000, respectively. In order to minimize costs for 2012, the Company suspended 401(k) matching after January 31, 2012. The Company reinstated its 4% matching contribution in February 2013.

NOTE 6. - STOCK OPTIONS

On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. There were no grants of options during the years ended December 31, 2013 or 2012.

Options generally vest over a three year period.  The Company did not record any stock option expense for the years 2013 and 2012. As of December 31, 2012, the Company had recognized all remaining stock option expense for its outstanding stock options.

There were 55,366 options exercised in the year ending December 31, 2013 and there were no options exercised in 2012.  The intrinsic value of outstanding and exercisable options at December 31, 2013 was approximately $112,000.

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2013:

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2011	$1.82	425,965	425,965
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Vested	—	—	—

Balance, December 31, 2012	1.82	425,965	425,965
Granted	—	—	—
Forfeited	—	—	—
Exercised	0.84	(55,366)	(55,366)
Vested	—	—	—

Balance, December 31, 2013	$1.96	370,599	370,599

NOTE 7. Fair Value Measurements

The Company applies the guidance that is codified under ASC 820-10 related to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of ASC 820-10 only apply to the Company’s investment securities, which are carried at fair value.

ASC 820-10 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Fair Value Hierarchy	Inputs to Fair Value Methodology
Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2
Quoted prices for similar assets or liabilities; quoted markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from, or corroborated by, observable market information

Level 3
Pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The Company categorizes a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

	As of December 31, 2013
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$915,341	$—	$—	$915,341

NOTE 8. - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with its current CEO which automatically renews on an annual basis for an additional year, unless earlier terminated or not renewed as provided for therein.  The agreement provides for an annual base salary of $99,000 and an annual royalty fee of $99,000 payable as consideration for the CEO’s assignment to the Company of all of his rights, title and interest in certain patents.  Payment of the royalty continues only for as long as the Company is using the inventions underlying the patents.  Additionally, if the CEO (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), the CEO shall be entitled to a lump sum payment equal to three times the combined Base Salary and bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide the CEO with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of the CEO’s unvested options, if any, to purchase Company stock shall become fully vested and exercisable on the date of termination.  The CEO will be entitled to exercise all such options for three years from the date of termination.

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

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business.  In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

NOTE 9. - EARNINGS PER SHARE

Earnings per share are calculated as follows:

	December 31,
	2013	2012
Basic earnings per share

Income available to common shareholder	$691,502	$376,691

Weighted average shares outstanding	4,839,205	4,826,182

Basic earnings per share	$0.14	$0.08

Diluted earnings per share

Income available to common shareholder	$691,502	$376,691

Weighted average shares outstanding	4,839,205	4,826,182
Dilutive effect of stock options	41,248	41,293

Total weighted average shares outstanding	4,880,453	4,867,475

Diluted earnings per share	$0.14	$0.08

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 for the years ended December 31, 2013 and 2012.
.