Form 10-Q
period 2014-03-31
SMITH MIDLAND CORP
filed 2014-05-15
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

or

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

Common Stock, $.01 par value, outstanding as of May 5, 2014 : 4,840,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$2,883,832	$3,136,063
Investment securities, available-for-sale, at fair value	952,068	915,341
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $271,737 and $285,305)	6,303,768	7,296,792
Trade - unbilled	277,918	41,859
Inventories
Raw materials	614,013	861,129
Finished goods	1,250,663	1,078,349
Prepaid expenses and other assets	155,885	231,365
Refundable income taxes	376,852	—
Deferred taxes	433,000	475,000

Total current assets	13,247,999	14,035,898

Property and equipment, net	4,311,670	4,322,995

Other assets	276,026	297,915

Total assets	$17,835,695	$18,656,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2014	December 31, 2013
Current liabilities
Accounts payable - trade	$1,405,931	$1,517,625
Accrued expenses and other liabilities	1,113,829	1,331,675
Income taxes payable	—	302,263
Current maturities of notes payable	375,411	364,204
Customer deposits	729,529	547,789

Total current liabilities	3,624,700	4,063,556

Notes payable - less current maturities	2,496,206	2,544,809
Deferred tax liability	608,000	630,000

Total liabilities	6,728,906	7,238,365

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,881,548 issued and outstanding	48,815	48,815
Additional paid-in capital	5,041,438	5,041,438
Accumulated other comprehensive loss, net	(24,132)	(41,014)
Retained earnings	6,142,968	6,471,504
	11,209,089	11,520,743

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,106,789	11,418,443

Total liabilities and stockholders' equity	$17,835,695	$18,656,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Products sales and leasing	$4,070,338	$5,859,381
Shipping and installation revenue	1,114,904	706,804
Royalties	452,166	327,450

Total revenue	5,637,408	6,893,635

Cost of goods sold	4,907,402	5,077,872

Gross profit	730,006	1,815,763

Operating expenses
General and administrative expenses	769,071	629,753
Selling expenses	539,480	660,899

Total operating expenses	1,308,551	1,290,652

Gain on sale of assets	11,977	7,157
Other income (expense)	30,077	20,101

Operating income (loss)	(536,491)	552,369

Interest income (expense)
Interest expense	(28,757)	(32,378)
Interest income	5,712	1,080

Total other expense	(23,045)	(31,298)

Income (loss) before income tax expense (benefit)	(559,536)	521,071

Income tax expense (benefit)	(231,000)	212,000

Net income (loss)	$(328,536)	$309,071

Basic earnings (loss) per share	$(0.07)	$0.06
Diluted earnings (loss) per share	$(0.07)	$0.06

Weighted average number of common shares outstanding:
Basic	4,881,548	4,826,182
Diluted	4,881,548	4,898,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(328,536)	$309,071
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	18,662	(6,378)

Comprehensive income (loss)	$(309,874)	$302,693

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense of $16,000 for March 31, 2014 and an income tax benefit of $5,000 for March 31, 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Reconciliation of net income to cash provided by operating activities
Net income (loss)	$(328,536)	$309,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,319	159,844
Gain on disposal of fixed assets	(11,977)	(7,157)
Deferred taxes	20,000	11,000
(Increase) decrease in:
Accounts receivable - billed	993,024	(1,115,048)
Accounts receivable - unbilled	(236,059)	15,748
Inventories	74,801	125,422
Prepaid expenses and other assets	(376,852)	124,617
Prepaid income taxes	97,370	—
Increase (decrease) in:
Accounts payable - trade	(111,693)	42,813
Accrued expenses and other	(217,846)	(242,980)
Accrued income taxes payable	(302,263)	189,602
Customer deposits	181,740	81,815

Net cash absorbed by operating activities	(66,972)	(305,253)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(21,010)	(1,998,922)
Purchases of property and equipment	(139,994)	(112,668)
Proceeds from sale of fixed assets	13,141	7,144

Net cash absorbed by investing activities	(147,863)	(2,104,446)

Cash flows from financing activities:
Proceeds from long-term borrowings	55,159	42,814
Repayments of long-term borrowings	(92,555)	(86,023)

Net cash absorbed by financing activities	(37,396)	(43,209)

Net decrease in cash and cash equivalents	(252,231)	(2,452,908)

Cash and cash equivalents
Beginning of period	3,136,063	4,367,474

End of period	$2,883,832	$1,914,566

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The December 31, 2013 balance sheet was derived from audited financial statements included in the Form 10-K.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 364,599 for the three months ended March 31, 2014 and 254,166 for the three months ended March 31, 2013.

	Three Months Ended March, 31
	2014	2013
Basic earnings (loss) per share

Income (loss) available to common shareholders	$(328,536)	$309,071

Weighted average shares outstanding	4,881,548	4,826,182

Basic earnings (loss) per share	$(0.07)	$0.06

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$(328,536)	$309,071

Weighted average shares outstanding	4,881,548	4,826,182
Dilutive effect of stock options	—	72,166

Total weighted average shares outstanding	4,881,548	4,898,348

Diluted earnings (loss) per share	$(0.07)	$0.06

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2014. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not issue any stock options for the three months ended March 31, 2014.

The following table summarized options outstanding at March 31, 2014

	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2014	370,599	$1.96
Granted	—	—
Forfeited	6,000	0.83
Exercised	—	—

Outstanding options at end of quarter	364,599	$1.98

Outstanding exercisable options at end of quarter	364,599	$1.98

The intrinsic value of outstanding and exercisable options at March 31, 2014 was approximately $155,000.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to March 31, 2014 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, the Company reported a net loss for the first quarter of 2014, it incurred losses for the second quarter of 2013, the fourth quarter of 2012 and for the year ended December 31, 2011,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in the Company’s primary service area,

•	adverse weather, such as occurred in the first quarter of 2014, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Revenues decreased by 18% during the three months ended March 31, 2014 when compared to the same period in 2013. For the three months ended March 31, 2014, the Company had a net loss of $328,536, as compared to net income of $309,071 for the same period in 2013. There were several issues that kept the first quarter from being profitable, starting with the fact that the winter of 2014 was one of the coldest on record for the Mid-west, the Mid-Atlantic and the Northeast areas, all of which are part of the geographical areas serviced by the Company. The Company had the highest number of missed production days for snow and ice than in recent history. Because of the weather, several projects were delayed during the quarter causing additional missed production. While the weather was the most pervasive issue, the economy continues to increase at a slow pace, particularly in the Company's geographical sales area, limiting the number of profitable contract bids available. In addition, the Company comparative results were adversely affected due to the significant barrier rental revenue generated in the first quarter of 2013 from the rental contract for the Presidential inauguration, which was not repeated in the first quarter of 2014. The Company still maintains a large sales backlog which leads management to believe that the second quarter will improve in sales and profit over the first quarter.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue By Type

	Three Months Ended March 31,
	2014	2013	Change	% of Change
Product Sales:
Soundwall Sales	$257,724	$426,678	$(168,954)	(40)%
Architectural Panel Sales	351,138	112,969	238,169	211%
Slenderwall Sales	265,501	1,097,360	(831,859)	(76)%
Miscellaneous Wall Sales	196,561	158,248	38,313	24%
Total Wall Sales	1,070,924	1,795,255	(724,331)	(40)%
Barrier Sales	1,091,384	1,026,065	65,319	6%
Easi-Set and Easi-Span Building Sales	887,903	811,701	76,202	9%
Utility and Farm Product Sales	362,187	410,997	(48,810)	(12)%
Miscellaneous Product Sales	444,502	266,607	177,895	67%
Total Product Sales	3,856,900	4,310,625	(453,725)	(11)%
Royalty Income	452,166	327,450	124,716	38%
Barrier Rentals	213,438	1,548,756	(1,335,318)	(86)%
Shipping and Installation Revenue	1,114,904	706,804	408,100	58%
Total Service Revenue	1,780,508	2,583,010	(802,502)	(31)%

Total Revenue	$5,637,408	$6,893,635	$(1,256,227)	(18)%

Wall Panel Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales decreased significantly during the three months ended March 31, 2014, compared to the same period in 2013. The decrease in soundwall sales is primarily due to the effects of the adverse weather conditions on highway projects in our area. The largest soundwall project in production was delayed for more than a month during the period. Soundwall production has started back up during the second quarter and should be above the rate at this time last year. Architectural panel sales increased significantly during the three months ended March 31, 2014, compared to the same period in 2013, due to a large contract that started in the third quarter of 2013 and ended in first quarter of 2014. There are no other architectural projects in production at the current time because of the continued competitive pressures in the market place on these types of projects and the Company being more selective in bidding these lower margin projects. Slenderwall™ panel sales decreased significantly during the three month period ending March 31, 2014 when compared to the same periods in 2013. During the first quarter of 2013, the Company had four Slenderwall™ jobs in production while it currently only has one Slenderwall™ job in production. The Company has bid on several large Slenderwall™ jobs and management believes it has a good chance to be awarded at least one of these jobs. Miscellaneous wall panels increased significantly during the three months period ended March 31, 2014 when compared to the same period in 2013 because of several large jobs awarded to the Company in late 2013, the largest being a retaining wall in the Washington D.C. area.

Barrier Sales - Barrier sales increased by 6% during the three months ended of March 31, 2014 compared to the same period in 2013. The Company was awarded two large contracts for barrier in 2013 that continued into the first quarter of 2014 in conjunction with road projects on interstate I-95 and the Dulles toll road, both in northern Virginia. While the overall barrier market has slowed over the last several years, management has been successful in maintaining its market share for the last several years.

Easi-Set® and Easi-Span® Building Sales - Building sales increased 9% for the three months ended March 31, 2014, compared to the same period in 2013. The Company continues to emphasize the sales of its proprietary restroom buildings to federal, state and local governmental parks, sports complexes and other governmental facilities. It is anticipated by the Company that building and restroom sales will increase slightly through 2014 when compared to 2013.
Utility and Farm Product Sales - Utility and farm products recorded a decrease in sales during the three months ended March 31, 2014, compared to the same period in 2013. The number of manhole projects bid during the period increased slightly, however, bid prices remained low. The Company was awarded a relatively large project, in excess of $200,000, to be produced in the second quarter of 2014. The Company believes utility and farm product sales will increase only slightly for the remainder of the year as there are some signs in the market place, the $200,000 plus project awarded above, which indicate that 2014 may be a slightly better year for utility and farm product sales than 2013.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased significantly for three months ended March 31, 2014, compared to the same period in 2013. The increase is due primarily to the award of a large retaining wall project currently in production in Washington D.C. Management believes that miscellaneous sales will increase only slightly, or remain flat over the remainder of 2014. In addition, with the increased focus sales of Slenderwall™ over the past several years, management has placed less emphasis on the sales and marketing of miscellaneous products.
Royalty Income - Royalty revenue increased significantly for the three months ended March 31, 2014 compared to the same period in 2013. The increase was due primarily to increased building and barrier royalties. Building royalties have remained relatively stable with a slight increase over the last year. Barrier royalties, which are usually down in the winter as most of the barrier is put in place on highway projects before winter begins, in some areas of the country stayed strong during the first quarter. It is anticipated that royalty income will increase slightly during 2014.
Barrier Rentals - Barrier rentals were significantly lower for the three months ended March 31, 2014 compared to the same period in 2013. The decrease for the three month period was the result of the rental contract for the Presidential Inauguration held in January 2013 making the first quarter of 2013 abnormally high. Core barrier rentals (rentals other than special projects such as the Presidential Inauguration) increased slightly in the first quarter of 2014 compared to the same period in 2013. Management believes its core barrier rentals should show a slight increase during the remainder of 2014.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation revenue results from installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by 58% for the three months ended March 31, 2014, compared to the same period in 2013. As noted in the Form 10-K for the year ended December 31, 2013, a significant portion of our panel projects had not been shipped or installed prior to the end of 2013, consequently, shipping and installation revenue were lower when compared to the prior year, 2012. Several of the large projects that were manufactured in late 2013, but held in our storage yard are now beginning to be shipped and/or installed, thereby, increasing these revenues for the first quarter of 2014. Management believes that shipping and installation revenues should exceed the revenues earned in 2013.
Cost of Goods Sold – Total cost of goods sold for the three months ended March 31, 2014 decreased by $170,470, or 3%, from the same period in 2013. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 95% and 77% for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase in cost of goods sold as a percentage of total revenue, not including royalties, for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the low level of sales generated for the period resulting in the inability of sales to cover the overhead generated for the period. In essence, the Company operated below the break-even point for the first quarter. In addition, two of the jobs in production during the period were bid with lower than normal profit margins. The actual cost and usage of raw materials was not a significant factor in the increase of the percentage of the cost of goods sold as a percentage of revenue as discussed above. Inflation remains relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the 2014. The Company anticipates that production will increase during the second quarter of 2014 allowing the Company to operate above the break-even point and thus reducing the cost of goods sold as a percent of revenue.

General and Administrative Expenses – For the three months ended March 31, 2014, the Company's general and administrative expenses increased $139,318, or 22%, to $769,071 from $629,753 during the same period in 2013.  The increase for the three month comparative period was primarily due to increased salary expense (salaries were increased company wide in late 2013 for the first time in five years), bonuses paid to associates in profitable divisions, general office expense and an increase in state use tax assessed on installation projects. General and administrative expense as a percentage of total revenue was 14% and 9% for the three months ended March 31, 2014 and 2013, respectively.
Selling Expenses – Selling expenses for the three months ended March 31, 2014 decreased to $539,480 from $660,899 for the same period in 2013, or 18%.  The decrease for the three months period March 31, 2014 resulted primarily from slightly lower salaries, significantly lower commissions and slightly lower expenses in most general sales expenses when compared to the same period in 2013.
Operating Income – The Company had an operating loss for the three months ended March 31, 2014 of $536,491 compared to operating income of $552,369 for the same period in 2013. The decrease in operating income for the three months ended March 31, 2014 was primarily the result of decreased sales, a significant increase in cost of goods sold for the period as a percentage of total revenue, not including royalties, and an increase in administrative expenses partially offset by a decrease in selling expenses.
Interest Expense – Interest expense was slightly lower for the three months ended March 31, 2014, compared to the same period in 2013.  The decrease was due primarily to payment of notes payable during the current periods.
Income Tax Expense – The Company had a tax benefit of $231,000, with an effective rate of 41%, for the three months ended March 31, 2014 compared to tax expense of $212,000, with an effective rate of 41% for the same period in 2013. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Income – The Company had a net loss of $328,536 for the three months ended March 31, 2014, compared to net income of $309,071 for the same period in 2013.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first three months of 2014 primarily from cash balances.  The Company had $2,871,617 of debt obligations at March 31, 2014, of which $375,411 was scheduled to mature within twelve months. During the three months ended March 31, 2014, the Company made repayments of outstanding debt in the amount $92,555. The Company has a $2,000,000 line of credit, of which none was outstanding at March 31, 2014. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on September 12, 2014. In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for an equipment line of credit which expires on September 12, 2014.
At March 31, 2014, the Company had cash totaling $2,883,832 and $952,068 of investment securities available for sale compared to cash totaling $3,136,063 and $915,341 of investment securities available for sale on December 31, 2013 Investment securities available for sale at March 31, 2014 consist of 85,235 shares of USVAX (a Virginia Bond Fund).  The decrease in aggregate cash and investment securities available for sale is primarily the result of cash used by operations, cash payments on outstanding debt and purchase of capital equipment.
Capital spending totaled $139,994 for the three months ended March 31, 2014, as compared to $112,668 for the same period in 2013.  The 2014 expenditures were for new vehicles and small miscellaneous manufacturing equipment. The Company plans to be particularly cautious in its capital purchases over the remainder of the year and further until the economy begins to make a strong comeback.
In 2013, the Company refinanced its prior existing variable rate mortgage with a fixed rate loan of 3.99% per annum. Because of the refinancing, the Company is no longer sensitive to changes in the prevailing interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $7,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 91 days for the year ended December 31, 2013 to 100 days for the three months ended March 31, 2014.  The increase in days sales outstanding is attributable to increased retainage held on accounts receivable by customers until the project is completed and two large contracts that were slow paying but that have made significant payments at the end of the quarter and subsequent to the end of the quarter. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,864,676 at March 31, 2014 and at December 31, 2013 was $1,939,478, or a decrease of $74,802.  Inventory turnover was 2.6 for the three months ended March 31, 2014, compared to 2.5 for the same period in 2013.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2013 and the first three months of 2014 and the Company anticipates prices will increase only slightly over the remainder of 2014.

Sales Backlog

As of May 5, 2014, the Company’s sales backlog was approximately $10.0 million, as compared to approximately $10.6 million at the same time in 2013.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 15, 2014	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	May 15, 2014	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended March 31, 2014

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