Form 10-Q
period 2014-06-30
SMITH MIDLAND CORP
filed 2014-08-19
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014

or

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

Common Stock, $.01 par value, outstanding as of August 5, 2014 : 4,840,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$2,848,564	$3,136,063
Investment securities, available-for-sale, at fair value	981,524	915,341
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $292,541 and $285,305)	6,548,374	7,296,792
Trade - unbilled	206,025	41,859
Inventories
Raw materials	412,953	861,129
Finished goods	1,115,530	1,078,349
Prepaid expenses and other assets	175,170	231,365
Refundable income taxes	276,288	—
Deferred taxes	473,000	475,000

Total current assets	13,037,428	14,035,898

Property and equipment, net	4,228,425	4,322,995

Other assets	264,807	297,915

Total assets	$17,530,660	$18,656,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2014	December 31, 2013
Current liabilities
Accounts payable - trade	$1,400,962	$1,517,625
Accrued expenses and other liabilities	1,277,024	1,331,675
Income taxes payable	—	302,263
Current maturities of notes payable	373,347	364,204
Customer deposits	343,908	547,789

Total current liabilities	3,395,241	4,063,556

Notes payable - less current maturities	2,406,018	2,544,809
Deferred tax liability	581,000	630,000

Total liabilities	6,382,259	7,238,365

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,881,548 issued and outstanding	48,815	48,815
Additional paid-in capital	5,041,438	5,041,438
Accumulated other comprehensive loss, net	(12,501)	(41,014)
Retained earnings	6,172,949	6,471,504
	11,250,701	11,520,743

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,148,401	11,418,443

Total liabilities and stockholders' equity	$17,530,660	$18,656,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenue
Products sales and leasing	$4,666,367	$4,586,700
Shipping and installation revenue	1,393,336	1,116,264
Royalties	368,613	431,600

Total revenue	6,428,316	6,134,564

Cost of goods sold	5,022,910	5,082,325

Gross profit	1,405,406	1,052,239

Operating expenses
General and administrative expenses	806,931	834,309
Selling expenses	546,889	605,162

Total operating expenses	1,353,820	1,439,471

Gain on sale of assets	22,102	11,349
Other income	22,596	25,380

Operating income (loss)	96,284	(350,503)

Interest income (expense)
Interest expense	(29,847)	(26,793)
Interest income	1,544	381

Total other expense	(28,303)	(26,412)

Income (loss) before income tax expense (benefit)	67,981	(376,915)

Income tax expense (benefit)	38,000	(154,000)

Net income (loss)	$29,981	$(222,915)

Basic earnings (loss) per share	$0.01	$(0.05)
Diluted earnings (loss) per share	$0.01	$(0.05)

Weighted average number of common shares outstanding:
Basic	4,881,548	4,829,380
Diluted	4,928,652	4,829,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income (loss)	$29,981	$(222,915)
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	11,631	(52,627)

Comprehensive income (loss)	$41,612	$(275,542)

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense of $8,000 for June 30, 2014 and an income tax benefit of $33,000 for June 30, 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Revenue
Products sales and leasing	$8,736,705	$10,446,081
Shipping and installation revenue	2,508,240	1,823,068
Royalties	820,779	759,050

Total revenue	12,065,724	13,028,199

Cost of goods sold	9,930,312	10,160,197

Gross profit	2,135,412	2,868,002

Operating expenses
General and administrative expenses	1,576,002	1,464,062
Selling expenses	1,086,369	1,266,061

Total operating expenses	2,662,371	2,730,123

Gain on sale of assets	34,079	18,506
Other income	52,673	45,481

Operating income (loss)	(440,207)	201,866

Interest income (expense)
Interest expense	(58,604)	(59,171)
Interest income	7,256	1,461

Total other expense	(51,348)	(57,710)

Income (loss) before income tax expense (benefit)	(491,555)	144,156

Income tax expense (benefit)	(193,000)	58,000

Net income (loss)	$(298,555)	$86,156

Basic earnings (loss) per share	$(0.06)	$0.02
Diluted earnings (loss) per share	$(0.06)	$0.02

Weighted average number of common shares outstanding:
Basic	4,881,548	4,827,790
Diluted	4,881,548	4,890,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net income (loss)	$(298,555)	$86,156
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	28,513	(59,005)

Comprehensive income (loss)	$(270,042)	$27,151

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense of $19,000 for June 30, 2014 and an income tax benefit of $38,000 for June 30, 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Reconciliation of net income to cash provided by operating activities
Net income (loss)	$(298,555)	$86,156
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	312,066	332,040
Gain on disposal of fixed assets	(34,079)	(18,282)
Deferred taxes	(47,000)	(69,000)
(Increase) decrease in:
Accounts receivable - billed	748,418	(2,555,349)
Accounts receivable - unbilled	(164,166)	659,995
Inventories	410,994	123,776
Prepaid expenses and other assets	(276,288)	92,866
Prepaid income taxes	89,303	81,750
Increase (decrease) in:
Accounts payable - trade	(116,661)	273,541
Accrued expenses and other	(54,650)	13,160
Accrued income taxes payable	(302,263)	—
Customer deposits	(203,881)	237,947

Net cash provided (absorbed) by operating activities	63,238	(741,400)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(36,217)	(1,985,377)
Purchases of property and equipment	(217,599)	(245,138)
Proceeds from sale of fixed assets	35,619	18,282

Net cash absorbed by investing activities	(218,197)	(2,212,233)

Cash flows from financing activities:
Proceeds from long-term borrowings	55,160	39,898
Repayments of long-term borrowings	(187,700)	(169,386)
Proceeds from options exercised	—	8,431

Net cash absorbed by financing activities	(132,540)	(121,057)

Net decrease in cash and cash equivalents	(287,499)	(3,074,690)

Cash and cash equivalents
Beginning of period	3,136,063	4,367,474

End of period	$2,848,564	$1,292,784

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

With respect to certain sales of Soundwall panels, architectural precast panels and Slenderwall™ precast panels, revenue is recognized using the percentage-of-completion method for recording revenues on long term contracts pursuant to ASC 605-35-25.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 for the three and six months ended June 30, 2014 and 254,166 for the three and six months ended June 30, 2013.

	Three Months Ended June, 30
	2014	2013
Basic earnings (loss) per share

Income (loss) available to common shareholders	$29,981	$(222,915)

Weighted average shares outstanding	4,881,548	4,829,380

Basic earnings (loss) per share	$0.01	$(0.05)

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$29,981	$(222,915)

Weighted average shares outstanding	4,881,548	4,829,380
Dilutive effect of stock options	47,104	—

Total weighted average shares outstanding	4,928,652	4,829,380

Diluted earnings (loss) per share	$0.01	$(0.05)

	Six Months Ended June 30,
	2014	2013
Basic earnings (loss) per share

Income (loss) available to common shareholders	$(298,555)	$86,156

Weighted average shares outstanding	4,881,548	4,827,790

Basic earnings (loss) per share	$(0.06)	$0.02

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$(298,555)	$86,156

Weighted average shares outstanding	4,881,548	4,827,790
Dilutive effect of stock options	—	63,058

Total weighted average shares outstanding	4,881,548	4,890,848

Diluted earnings (loss) per share	$(0.06)	$0.02

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2014 and June 30, 2013 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the six months ended June 30, 2014.

The following table summarized options outstanding at June 30, 2014

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	370,599	$1.96
Granted	—	—
Forfeited	6,000	0.83
Exercised	—	—

Outstanding options at end of quarter	364,599	$1.98

Outstanding exercisable options at end of quarter	364,599	$1.98

The intrinsic value of outstanding and exercisable options at June 30, 2014 was approximately $86,000.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to June 30, 2014 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	no assurance of profitable operations; in this respect, the Company reported a net loss for the first quarter of 2014 and a small profit for the second quarter of 2014,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in the Company’s primary service area,

•	adverse weather, such as occurred in the first quarter of 2014, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director since the resignation of Mr. Frederick L. Russell, Jr., and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The first quarter of 2014 resulted in a loss for the Company due to many factors, the largest being the adverse effect on productivity from the extremely cold winter in the Company's main manufacturing and delivery areas. Sales for the first quarter of 2014 were $5.6 million compared to $6.4 for the second quarter of the year. In view of the improved weather conditions in the second quarter of 2014, revenue increased by approximately $800,000 over the first quarter of the year which allowed the Company to be profitable in the second quarter of 2014. While management expects the Company to do slightly better in the remainder of the year, our higher expectations lean toward 2015 as we believe the recovery for Smith-Midland will begin in earnest next year. In part, this expectation is characterized by several large jobs that have been awarded to the Company which will begin production early next year coupled with the increased bidding activity seen in the last few months.

Results of Operations

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

Revenue By Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% of Change	2014	2013	Change	% of Change
Product Sales:
Soundwall Sales	$663,156	$252,548	$410,608	163%	$920,880	$679,226	$241,654	36%
Architectural Panel Sales	182,408	90,749	91,659	101%	533,546	203,718	329,828	162%
Slenderwall Sales	975,126	1,121,012	(145,886)	(13)%	1,240,627	2,218,372	(977,745)	(44)%
Miscellaneous Wall Sales	74,714	298,054	(223,340)	(75)%	271,275	456,302	(185,027)	(41)%
Total Wall Sales	1,895,404	1,762,363	133,041	8%	2,966,328	3,557,618	(591,290)	(17)%
Barrier Sales	604,239	1,167,889	(563,650)	(48)%	1,695,623	2,193,954	(498,331)	(23)%
Easi-Set and Easi-Span Building Sales	1,189,699	712,724	476,975	67%	2,077,602	1,524,425	553,177	36%
Utility and Farm Product Sales	412,387	343,146	69,241	20%	774,574	754,143	20,431	3%
Miscellaneous Product Sales	327,691	411,449	(83,758)	(20)%	772,193	678,056	94,137	14%
Total Product Sales	4,429,420	4,397,571	31,849	1%	8,286,320	8,708,196	(421,876)	(5)%
Royalty Income	368,613	431,600	(62,987)	(15)%	820,779	759,050	61,729	8%
Barrier Rentals	236,947	189,129	47,818	25%	450,385	1,737,885	(1,287,500)	(74)%
Shipping and Installation Revenue	1,393,336	1,116,264	277,072	25%	2,508,240	1,823,068	685,172	38%
Total Service Revenue	1,998,896	1,736,993	261,903	15%	3,779,404	4,320,003	(540,599)	(13)%

Total Revenue	$6,428,316	$6,134,564	$293,752	5%	$12,065,724	$13,028,199	$(962,475)	(7)%

Wall Panel Sales – Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased slightly during the three months ended June 30, 2014, compared to the same period in 2013 and decreased moderately for the six months ended June 30, 2014, compared to the same period in 2013. Soundwall sales increased significantly during the three and six month periods ended June 30, 2014 when compared to the same periods in 2013. The increase was due to a large contract for Soundwall in northern Virginia and two other small contracts now in process. Soundwall should remain relatively strong during the remainder of the year. Architectural panel sales increased significantly during the three and six months ended June 30, 2014, compared to the same period in 2013, due to a large contract that started in the third quarter of 2013 and which ended in first quarter of 2014. The Company was awarded two small contracts which started in the second quarter and will complete in the third quarter of 2014. The Company continues to bid certain architectural projects but cannot be certain if it will be awarded any additional jobs in 2014. Slenderwall™ panel sales decreased moderately during the three and six month periods ended June 30, 2014 when compared to the same periods in 2013. There has only been one Slenderwall™ project in production during the first six months of 2014 compared to approximately four during the same period in 2013. The Company has been awarded one smaller Slenderwall™

project which will start near the end of the year and has bid on several more potential projects for late 2014 and into 2015. Miscellaneous wall panels decreased significantly during the three and six month periods ended June 30, 2014 when compared to the same period in 2013. As these types of projects are not as common as the other types of panels, it is difficult to know when they will become available.

Barrier Sales - Barrier sales decreased significantly during the three and six months ended of June 30, 2014 compared to the same period in 2013. The Company was producing two large contracts for barrier in 2013, both of which were completed in first quarter of 2014. The Company was recently awarded a contract for barrier in the amount of $500,000 which will be completed in the third quarter of 2014. While the overall barrier market has slowed over the last several years, management has been successful in maintaining its market share and pricing for the last several years as J-J Hooks highway safety barrier is the primary barrier approved in the majority of the states in our geographical sales area.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased 67% for the three months ended June 30, 2014, compared to the same period in 2013. Building and restroom sales increased 36% for the six months ended June 30, 2014, compared to the same period in 2013. The increase was due in part by a large contract to produce restrooms for the federal government. The Company continues to emphasize the sales of its proprietary restroom buildings to federal, state and local governmental parks, sports complexes and other governmental facilities. It is anticipated by the Company that building and restroom sales will increase slightly through the remainder of 2014 when compared to 2013.
Utility and Farm Product Sales - Utility and farm products increased in sales during the three and six month periods ended June 30, 2014, compared to the same period in 2013. The number of manhole projects bid during the periods increased slightly, however, bid prices remained low. The Company believes utility and farm product sales will increase slightly for the remainder of the year as there are signs in the market place which indicates that 2014 will be a slightly better year for utility and farm product sales than 2013. Utility products are tied closely with infrastructure spending by federal, state and local governments which seems to be improving.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased slightly for three months ended June 30, 2014, compared to the same period in 2013 and miscellaneous sales increased slightly for the six moths ended June 30, 2014, compared to the same period in 2013. The increase is due primarily to the award of a large retaining wall project which completed production in the second quarter of 2014. Management believes that miscellaneous sales will increase only slightly, or remain flat over the remainder of 2014. As stated in prior reports, with the increased focus sales of Slenderwall™ over the past several years, management has placed less emphasis on the sales and marketing of miscellaneous products.
Royalty Income - While royalty revenue decreased slightly for the three months ended June 30, 2014 compared to the same period in 2013, it increased slightly for the six months ended ending the same date. The increase was due primarily to increased building and barrier royalties. Building royalties have remained relatively stable with a slight increase over the last year. Barrier royalties, which are usually down in the winter as most of the barrier is put in place on highway projects before winter begins, in the mid-west stayed strong during the first quarter. It is anticipated that royalty income will increase slightly during 2014.
Barrier Rentals - Barrier rentals increased moderately for the three months ended June 30, 2014 compared to the same period in 2013, while rentals for the six month periods ending the same dates were significantly lower. The decrease for the six month period was the result of the rental contract for the Presidential Inauguration held in January 2013 making the first quarter of 2013 abnormally high. Management believes its core barrier rentals should show a slight increase during the remainder of 2014.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation revenue results from installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by 25% for the three months ended June 30, 2014, compared to the same period in 2013 and 38% for six months ending the dates. As noted in the Form 10-K for the year ended December 31, 2013, a significant portion of our panel projects had not been shipped or installed prior to the end of 2013, consequently, shipping and installation revenue were lower when compared to the prior year, 2012. Several of the large projects that were manufactured in late 2013, but held in our storage yard began to be shipped and/or installed in early 2014, thereby, increasing these revenues for the first and second quarters of 2014, when compared to the same periods in 2013. Management believes that shipping and installation revenues should, over the remainder of 2014, exceed the revenues earned in 2013.

Cost of Goods Sold – Total cost of goods sold for the three months ended June 30, 2014 decreased by $59,415, or 1%, from the same period in 2013. Total cost of goods sold for the six months ended June 30, 2014 decreased by $229,885 or 2%, from the same period in 2013. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 83% and 89% for the three months ended June 30, 2014 and June 30, 2013, respectively. The decrease in cost of goods sold as a percentage of total revenue, not including royalties, for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to the increased volume of production and sales in the second quarter of 2014 than that of the same period in 2013. In addition, two of the jobs in production during the second quarter of 2013 were bid with lower than normal profit margins. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 88% and 83% for the six months ended June 30, 2014 and June 30, 2013, respectively. The primary factors in the related to the increase in cost of goods sold for the six months ended June 30, 2014 was the unusual lower volume of production during the first quarter of 2014 due to the particularly cold winter, the increased volume of Slenderwall being produced in 2013, which produce much higher profits and the increase volume of highway barrier produced in 2013. Inflation continues to remain relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain low for the remainder of the 2014. The Company anticipates that production will increase slightly over the remainder of 2014 and continue to have a positive affect on gross margins.
General and Administrative Expenses – For the three months ended June 30, 2014, the Company's general and administrative expenses decreased $27,378, or 3%, to 806,931 from $834,309 during the same period in 2013.  The decrease for the three month comparative period was primarily due to decreased salary expense (attributable to a contractual bonus of $60,000 paid in in the second quarter of 2013), a decrease in general office expenses partial offset by an increase in state use tax assessed on installation projects. General and administrative expense as a percentage of total revenue was 13% and 14% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the Company's general and administrative expenses increased by $111,940 or 8%, to $1,576,002 from $1,464,062 during the same period in 2013. The increase for the six month comparative period was primarily due to slightly increased salary expense and an increase in state use tax assessed on installation projects partially offset by a slight decrease in general office expenses. General and administrative expense as a percentage of total revenue was 13% and 11% for the six months ended June 30, 2014 and 2013, respectively.
Selling Expenses – Selling expenses decreased for the three and six months ended June 30, 2014 compared to the same period in 2013.  The decrease for the three and six months periods June 30, 2014 resulted primarily from slightly lower salaries and slightly lower expenses in most general sales expenses when compared to the same period in 2013.
Operating Income – The Company had operating income for the three months ended June 30, 2014 of $96,284 compared to an operating loss of $350,503 for the same period in 2013. The increase in operating income for the three months ended June 30, 2014 was primarily the result of increased sales and a decrease in cost of goods sold for the period as a percentage of total revenue, not including royalties. The Company had an operating loss for the six months ended June 30, 2014 of $440,207 compared to operating income of $201,866 for the same period in 2013. The decrease in operating income for the six months ended June 30, 2014 was primarily the result of decreased sales and an increase in cost of goods sold for the period as a percentage of total revenue, not including royalties.
Interest Expense – Interest expense was slightly higher for the three months ended June 30, 2014, compared to the same period in 2013 and slightly lower for the six months ended June 30, 2014, compared to the same period in 2013.  The increase for the three months ended June 30, 2014 was due primarily to an adjustment in the amortization schedule for one note made in the second quarter of 2014, while the reduction in interest for the six month period was due to payments made during the first six months of 2014 compared to the same periods in 2013.
Income Tax Expense – The Company had tax expense of $38,000, with an effective rate of 56%, for the three months ended June 30, 2014 compared to a tax benefit of $154,000, with an effective rate of 41% for the same period in 2013. The Company had a tax benefit of $193,000 with an effective rate of 39%, for the six months ended June 30, 2014 compared to tax expense of $58,000, with an effective rate of 40% for the same period in 2013. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Income – The Company had net income of $29,981 for the three months ended June 30, 2014, compared to a net loss of $222,915 for the same period in 2013. The Company had a net loss of $298,555 for the six months ended June 30, 2014, compared to net income of $86,156 for the same period in 2013.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first six months of 2014 primarily from cash balances.  The Company had $2,779,365 of debt obligations at June 30, 2014, of which $373,347 was scheduled to mature within twelve months. During the six months ended June 30, 2014, the Company made repayments of outstanding debt in the amount $187,700. The Company has a $2,000,000 line of credit, of which none was outstanding at June 30, 2014. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime and matures on September 12, 2014. In addition, the Company has a commitment from Summit Community Bank in the amount of $1,000,000 for an equipment line of credit which expires on September 12, 2014.
At June 30, 2014, the Company had cash totaling $2,848,564 and $981,524 of investment securities available for sale compared to cash totaling $3,136,063 and $915,341 of investment securities available for sale on December 31, 2013. Investment securities available for sale at June 30, 2014 consist of 86,047 shares of USVAX (a Virginia Bond Fund).  The decrease in cash and is primarily the result of cash payments on outstanding debt and purchase of capital equipment.
Capital spending totaled $217,599 for the six months ended June 30, 2014, as compared to $245,138 for the same period in 2013.  The 2014 expenditures were for new vehicles and small miscellaneous manufacturing equipment. The Company plans to be particularly cautious in its capital purchases over the remainder of the year.
In 2013, the Company refinanced its prior existing variable rate mortgage with a fixed rate loan of 3.99% per annum. Because of the refinancing, the Company is no longer sensitive to changes in the prevailing interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $8,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 91 days for the year ended December 31, 2013 to 96 days for the three months ended June 30, 2014.  The increase in days sales outstanding is attributable to increased retainage held on accounts receivable by customers until the project is completed and one large contract that continues to pay slow but has made significant payments subsequent to the end of the quarter. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,528,483 at June 30, 2014 and at December 31, 2013 was $1,939,478, or a decrease of $410,995.  Inventory turnover was 5.8 for the six months ended June 30, 2014, compared to 5.1 for the same period in 2013.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2013 and the first six months of 2014 and the Company anticipates prices will increase only slightly over the remainder of 2014.

Sales Backlog

As of August 5, 2014, the Company’s sales backlog was approximately $9.6 million, as compared to approximately $13.7 million at the same time in 2013.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 19, 2014	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	August 19, 2014	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended June 30, 2014

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