Form 10-Q
period 2014-09-30
SMITH MIDLAND CORP
filed 2014-11-18
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

or

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

Common Stock, $.01 par value, outstanding as of November 5, 2014 : 4,840,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$4,237,434	$3,136,063
Investment securities, available-for-sale, at fair value	998,792	915,341
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $356,253 and $285,305)	4,846,427	7,296,792
Trade - unbilled	246,713	41,859
Inventories
Raw materials	496,523	861,129
Finished goods	1,180,970	1,078,349
Prepaid expenses and other assets	325,126	231,365
Refundable income taxes	126,100	—
Deferred taxes	504,000	475,000

Total current assets	12,962,085	14,035,898

Property and equipment, net	4,243,974	4,322,995

Other assets	271,050	297,915

Total assets	$17,477,109	$18,656,808
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2014	December 31, 2013
Current liabilities
Accounts payable - trade	$1,441,040	$1,517,625
Accrued expenses and other liabilities	1,278,295	1,331,675
Income taxes payable	—	302,263
Current maturities of notes payable	369,086	364,204
Customer deposits	301,530	547,789

Total current liabilities	3,389,951	4,063,556

Notes payable - less current maturities	2,316,998	2,544,809
Deferred tax liability	504,000	630,000

Total liabilities	6,210,949	7,238,365

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,881,548 issued and outstanding	48,815	48,815
Additional paid-in capital	5,041,438	5,041,438
Accumulated other comprehensive loss, net	(7,232)	(41,014)
Retained earnings	6,285,439	6,471,504
	11,368,460	11,520,743

Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,266,160	11,418,443

Total liabilities and stockholders' equity	$17,477,109	$18,656,808
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenue
Products sales and leasing	$4,558,745	$5,557,080
Shipping and installation revenue	1,072,529	946,159
Royalties	343,821	403,098

Total revenue	5,975,095	6,906,337

Cost of goods sold	4,454,689	5,143,337

Gross profit	1,520,406	1,763,000

Operating expenses
General and administrative expenses	761,907	711,569
Selling expenses	549,134	518,687

Total operating expenses	1,311,041	1,230,256

Gain on sale of assets	4,352	10,741
Other income (expense)	(24,826)	(58,520)

Operating income	188,891	484,965

Interest income (expense)
Interest expense	(28,993)	(39,662)
Interest income	27,592	1,606

Total other expense	(1,401)	(38,056)

Income before income tax expense	187,490	446,909

Income tax expense	75,000	175,000

Net income	$112,490	$271,909

Basic earnings per share	$0.02	$0.06
Diluted earnings per share	$0.02	$0.06

Weighted average number of common shares outstanding:
Basic	4,881,548	4,841,208
Diluted	4,925,064	4,906,073
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$112,490	$271,909
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	5,274	(20,722)
Reclassification adjustment for realized losses	—	41,681

Comprehensive income	$117,764	$292,868

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense of $3,000 for September 30, 2014 and an income tax benefit of $13,000 for September 30, 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenue
Products sales and leasing	$13,295,450	$16,003,161
Shipping and installation revenue	3,580,769	2,769,227
Royalties	1,164,600	1,162,148

Total revenue	18,040,819	19,934,536

Cost of goods sold	14,385,001	15,303,534

Gross profit	3,655,818	4,631,002

Operating expenses
General and administrative expenses	2,337,909	2,175,631
Selling expenses	1,635,503	1,784,748

Total operating expenses	3,973,412	3,960,379

Gain on sale of assets	38,431	29,247
Other income (expense)	27,847	(13,039)

Operating income (loss)	(251,316)	686,831

Interest income (expense)
Interest expense	(87,597)	(98,833)
Interest income	34,848	3,067

Total other expense	(52,749)	(95,766)

Income (loss) before income tax expense (benefit)	(304,065)	591,065

Income tax expense (benefit)	(118,000)	233,000

Net income (loss)	$(186,065)	$358,065

Basic earnings (loss) per share	$(0.04)	$0.07
Diluted earnings (loss) per share	$(0.04)	$0.07

Weighted average number of common shares outstanding:
Basic	4,881,548	4,834,305
Diluted	4,881,548	4,899,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net income (loss)	$(186,065)	$358,065
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	33,782	(79,727)
Reclassification adjustment for realized losses	—	41,681

Comprehensive income (loss)	$(152,283)	$320,019

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense of $22,000 for September 30, 2014 and an income tax benefit of $31,000 for September 30, 2013.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Reconciliation of net income to cash provided (absorbed) by operating activities
Net income (loss)	$(186,065)	$358,065
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	474,744	478,323
Gain on disposal of fixed assets	(38,431)	(29,247)
Realized loss on the sale of securities available-for-sale	—	68,631
Deferred taxes	(155,000)	(140,000)
(Increase) decrease in:
Accounts receivable - billed	2,450,365	(2,622,161)
Accounts receivable - unbilled	(204,854)	90,198
Inventories	261,984	218,934
Prepaid expenses and other assets	(66,895)	48,717
Prepaid income taxes	(126,100)	173,155
Increase (decrease) in:
Accounts payable - trade	(76,586)	90,746
Accrued expenses and other	(53,377)	(31,210)
Accrued income taxes payable	(302,263)	183,332
Customer deposits	(246,259)	613,693

Net cash provided (absorbed) by operating activities	1,731,263	(498,824)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(45,503)	(2,009,110)
Sale of securities available-for-sale	—	1,000,000
Purchases of property and equipment	(398,684)	(548,337)
Proceeds from sale of fixed assets	40,116	29,405

Net cash absorbed by investing activities	(404,071)	(1,528,042)

Cash flows from financing activities:
Proceeds from long-term borrowings	55,159	2,139,339
Repayments of long-term borrowings	(280,980)	(2,292,865)
Proceeds from options exercised	—	16,731

Net cash absorbed by financing activities	(225,821)	(136,795)

Net increase (decrease) in cash and cash equivalents	1,101,371	(2,163,661)

Cash and cash equivalents
Beginning of period	3,136,063	4,367,474

End of period	$4,237,434	$2,203,813

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 254,166 for the three and nine months ended September 30, 2014 and 254,166 for the three and nine months ended September 30, 2013.

	Three Months Ended September, 30
	2014	2013
Basic earnings per share

Income available to common shareholders	$112,490	$271,909

Weighted average shares outstanding	4,881,548	4,841,208

Basic earnings per share	$0.02	$0.06

Diluted earnings per share

Income available to common shareholders	$112,490	$271,909

Weighted average shares outstanding	4,881,548	4,841,208
Dilutive effect of stock options	43,516	64,865

Total weighted average shares outstanding	4,925,064	4,906,073

Diluted earnings per share	$0.02	$0.06

	Nine Months Ended September 30,
	2014	2013
Basic earnings (loss) per share

Income (loss) available to common shareholders	$(186,065)	$358,065

Weighted average shares outstanding	4,881,548	4,834,305

Basic earnings (loss) per share	$(0.04)	$0.07

Diluted earnings (loss) per share

Income (loss) available to common shareholders	$(186,065)	$358,065

Weighted average shares outstanding	4,881,548	4,834,305
Dilutive effect of stock options	—	64,865

Total weighted average shares outstanding	4,881,548	4,899,170

Diluted earnings (loss) per share	$(0.04)	$0.07

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2014 and September 30, 2013 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the nine months ended September 30, 2014.

The following table summarized options outstanding at September 30, 2014

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	370,599	$1.96
Granted	—	—
Forfeited	6,000	0.83
Exercised	—	—

Outstanding options at end of quarter	364,599	$1.98

Outstanding exercisable options at end of quarter	364,599	$1.98

The intrinsic value of outstanding and exercisable options at September 30, 2014 was approximately $87,000.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to September 30, 2014 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, the Company reported a net loss for the first quarter of 2014, a small profit for the second quarter of 2014 and a small profit for the third quarter of 2014 with a loss for nine months ended September 30, 2014,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in the Company’s primary service area which has been showing gradual signs of improvement over the past few months,

•	adverse weather, such as occurred in the first quarter of 2014, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The first quarter of 2014 resulted in a loss for the Company due to many factors, the largest being the adverse effect on productivity from the extremely cold winter in the Company's main manufacturing and delivery areas. Sales for the first quarter of 2014 were $5.6 million compared to $6.4 for the second quarter of the year. In view of the improved weather conditions in the second quarter of 2014, revenue increased by approximately $800,000 over the first quarter of the year which allowed the Company to be profitable in the second quarter of 2014. The third quarter of 2014 resulted in a small profit for the

Company which helped to reduce its losses on a year-to-date basis. Management expects the fourth quarter to be very similar to the previous quarter and anticipates that 2015 will begin the real recovery for Smith-Midland. In part, this expectation is characterized by several large jobs that have been awarded to the Company which will begin production early next year coupled with the increased bidding activity seen by the Company in the last several months.

Results of Operations

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Revenue By Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% of Change	2014	2013	Change	% of Change
Product Sales:
Soundwall Sales	$878,675	$806,012	$72,663	9%	$1,799,555	$1,485,238	$314,317	21%
Architectural Panel Sales	456,001	963,341	(507,340)	(53)%	989,547	1,167,059	(177,512)	(15)%
Slenderwall Sales	47,139	800,352	(753,213)	(94)%	1,287,766	3,018,724	(1,730,958)	(57)%
Miscellaneous Wall Sales	82,623	96,392	(13,769)	(14)%	353,898	552,694	(198,796)	(36)%
Total Wall Sales	1,464,438	2,666,097	(1,201,659)	(45)%	4,430,766	6,223,715	(1,792,949)	(29)%
Barrier Sales	925,315	704,905	220,410	31%	2,620,938	2,898,859	(277,921)	(10)%
Easi-Set and Easi-Span Building Sales	852,313	1,344,700	(492,387)	(37)%	2,929,915	2,869,125	60,790	2%
Utility and Farm Product Sales	384,678	483,854	(99,176)	(20)%	1,159,252	1,237,997	(78,745)	(6)%
Miscellaneous Product Sales	184,982	140,042	44,940	32%	957,175	818,098	139,077	17%
Total Product Sales	3,811,726	5,339,598	(1,527,872)	(29)%	12,098,046	14,047,794	(1,949,748)	(14)%
Royalty Income	343,821	403,098	(59,277)	(15)%	1,164,600	1,162,148	2,452	—%
Barrier Rentals	747,019	217,482	529,537	243%	1,197,404	1,955,367	(757,963)	(39)%
Shipping and Installation Revenue	1,072,529	946,159	126,370	13%	3,580,769	2,769,227	811,542	29%
Total Service Revenue	2,163,369	1,566,739	596,630	38%	5,942,773	5,886,742	56,031	1%

Total Revenue	$5,975,095	$6,906,337	$(931,242)	(13)%	$18,040,819	$19,934,536	$(1,893,717)	(9)%

  Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales decreased significantly during the three and nine months ended September 30, 2014, compared to the same period in 2013. The following describes the change by individual product types:

Soundwall sales increased slightly during the three and nine month periods ended September 30, 2014 when compared to the same periods in 2013. The increase in revenue was due to a higher level of government spending on highway projects in Northern Virginia as well as other areas of Virginia. The Company had one large contract in production and six smaller projects in production during 2014. During the same periods in 2013, the Company had one large project in production and two smaller Soundwall projects in production. In addition, the Company has been awarded several more Soundwall projects that will start during 2015. Management expects that Soundwall revenue should remain relatively strong during the remainder of the year and into 2015.

Architectural panel sales decreased significantly during the three and nine month periods ended September 30, 2014, compared to the same period in 2013. The decrease was due mainly to a large contract that started in the third quarter of 2013 and ended in first quarter of 2014. While the Company did have two small Architectural projects in production during the second and third quarters of 2014, they were significantly smaller in production dollars. The Company has been awarded an Architectural contract in the approximate amount of $1.8 million that will start in the first quarter of 2015. The Company continues to bid certain Architectural projects but cannot be certain if it will be awarded any additional projects in the near future as they continue to be bid on a very competitive basis.

Slenderwall panel sales decreased greatly during the three and nine month periods ended September 30, 2014 when compared to the same periods in 2013. During 2013 the Company had seven different Slenderwall projects in production. During the first six months of 2014, the Company had only one Slenderwall project in production, with that project on hold for redesign for the entire third quarter; the project started back into production in the fourth quarter of 2014. The Company has been awarded a new Slenderwall project which will start in the first quarter of 2015. In addition, the Company has bid on seven Slenderwall projects over the past several months and management believes that it will be awarded a minimum of four of the projects bid. The projects bid were all in excess of $1.0 million each. While the Company cannot be assured that it will prevail on any of the seven projects, its history when bidding Slenderwall has been very good.

Miscellaneous wall panels decreased significantly during the three and nine month periods ended September 30, 2014 when compared to the same period in 2013. As these types of projects are not as common as the other types of panels, it is difficult to know when they will become available.

Barrier Sales - Barrier sales increased significantly during the three months ended of September 30, 2014 compared to the same period in 2013, while there was a small decrease in revenue for the nine months ended September 30, 2014 and 2013. The Company was producing two large contracts for barrier in 2013, both of which were completed in first quarter of 2014. The Company was awarded a contract for barrier in the amount of $500,000 which was completed in the third quarter of 2014. During the third quarter of 2014, the Company received an additional large order for barrier which will be produced in the fourth quarter of 2014. Barrier revenue should end the year with revenue close to that of 2013.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased 37% for the three months ended September 30, 2014, compared to the same period in 2013. Building and restroom sales increased 2% for the nine months ended September 30, 2014, compared to the same period in 2013. The decrease in sales resulted from the shipment of a large order of restrooms in the third quarter of 2013 and not repeated in the same period in 2014. The order was again awarded to the Company this year and will be delivered as needed starting in 2015. The increase for the nine month periods ended on September 30, 2014 and 2013 resulted from a large sale of restrooms for the military in excess of $500,000. The Company continues to emphasize the sales of its proprietary restroom buildings to federal, state and local governmental parks, sports complexes and other governmental facilities. It is anticipated by the Company that building and restroom sales will continue to increase over the next several years.
Utility and Farm Product Sales - Utility and farm products decreased in sales during the three and nine month periods ended September 30, 2014, compared to the same period in 2013. The number of manhole projects bid during the periods remained about the same, however, bid prices continued to be low. The Company recently received two relatively large jobs for manholes on a local highway project for which delivery will begin in the fourth quarter of 2014 to be delivered over an 18 month period. Utility products are tied closely with infrastructure spending by federal, state and local governments which seems to be improving very slightly.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased moderately for three and nine months ended September 30, 2014, compared to the same periods in 2013. The increase is due primarily to the award of a large bulkhead water retaining wall project which completed production in the second quarter of 2014. In addition, the Company also produced a large retaining wall project in the first and second quarters of 2014. Management believes that miscellaneous sales will increase only slightly, or remain flat through the remainder of the year and during 2015.
Royalty Income - Royalty revenue decreased by 15% for the three months ended September 30, 2014 compared to the same period in 2013, and remained relatively flat for the nine months ended ending the same dates. The small decrease for the three month period was due primarily to lower barrier and Slenderwall royalties. For the nine month period, building and barrier royalties were up slightly up but were offset by lower Slenderwall royalties. Management believes that royalties will remain relatively flat for the remainder of 2014 expects to see a moderate increase in 2015.

Barrier Rentals - Barrier rentals increased greatly for the three months ended September 30, 2014 compared to the same period in 2013, while rentals for the nine month periods ending the same dates were significantly lower. The increase for the three month period ending September 30, 2014 resulted from a special project held in the Washington DC area during the third quarter. The decrease for the nine month period was the result of the rental contract for the Presidential Inauguration held in January 2013 making the first quarter of 2013 abnormally high. Management believes its core barrier rentals should show a slight increase during the remainder of 2014 and into 2015.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation revenue results from installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by 13% for the three months ended September 30, 2014, compared to the same period in 2013 and 29% for nine months ending the same dates. A significant portion of our panel projects had not been shipped or installed prior to the end of 2013, consequently, shipping and installation revenue were lower during 2013. Several of the large projects that were manufactured in late 2013, but held in our storage yard began to be shipped and/or installed in 2014, thereby, increasing these revenues for the three and nine month periods ending 2014, when compared to the same periods in 2013. Management believes that shipping and installation revenues should increase, over the remainder of 2014 and into 2015.
Cost of Goods Sold – Total cost of goods sold for the three months ended September 30, 2014 decreased by $688,648, or 13%, from the same period in 2013. Total cost of goods sold for the nine months ended September 30, 2014 decreased by $918,533 or 6%, from the same period in 2013. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 79% for the three months ended September 30, 2014 and September 30, 2013. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 85% for the nine months ended September 30, 2014 and 82% for the same period in 2013. The increase in the cost of goods sold as a percentage of total revenue, not including royalties, for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decreased volume of production and sales during the first nine months of 2014 as discussed in the earlier part of this section resulting in the absorption of fixed expenses over a smaller revenue base. Inflation continues to remain relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain relatively low for the remainder of the 2014. The Company anticipates that production and sales will increase slightly in the first quarter of 2015 and over the remainder of the year.
General and Administrative Expenses – For the three months ended September 30, 2014, the Company's general and administrative expenses increased $50,338, or 7%, to $761,907 from $711,569 during the same period in 2013.  The increase for the three month comparative period was primarily due to slightly increased salary expense and an increase in general office expenses. General and administrative expense as a percentage of total revenue was 13% and 10% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the Company's general and administrative expenses increased by $162,278 or 7%, to $2,337,909 from $2,175,631 during the same period in 2013. The increase for the nine month comparative period was primarily due to slightly increased salary expense (an across the board salary increase was given in December 2013) and a small increase in general office expenses. General and administrative expense as a percentage of total revenue was 13% and 11% for the nine months ended June 30, 2014 and 2013, respectively.
Selling Expenses – Selling expenses increased for the three months ended September 30, 2014 compared to the same period in 2013 due mainly to slightly increased advertising expenses and slightly increased commissions. Selling expenses decreased for the nine months ended September 30, 2014 compared to the same period in 2013 due mainly to decreased advertising and salaries expense.
Operating Income – The Company had operating income for the three months ended September 30, 2014 of $188,891 compared to operating income of $484,965for the same period in 2013. The decrease in operating income for the three months ended September 30, 2014 was primarily the result of decreased sales. The Company had an operating loss for the nine months ended September 30, 2014 of $251,316 compared to operating income of $686,831 for the same period in 2013. The decrease in operating income for the nine months ended September 30, 2014 was primarily the result of decreased sales and an increase in cost of goods sold for the period as a percentage of total revenue, not including royalties.
Interest Expense – Interest expense was slightly lower for the three and nine months ended September 30, 2014, compared to the same period in 2013.  The decrease for the three and nine months ended September 30, 2014 was due primarily the payment of notes payable of during the periods discussed.

Income Tax Expense – The Company had tax expense of $75,000, with an effective rate of 40%, for the three months ended September 30, 2014 compared to tax expense of $175,000 with an effective rate of 39% for the same period in 2013. The Company had a tax benefit of $118,000 with an effective rate of 39%, for the nine months ended September 30, 2014 compared to tax expense of $233,000, with an effective rate of 39% for the same period in 2013. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Income – The Company had net income of $112,490 for the three months ended September 30, 2014, compared to net income of $271,909 for the same period in 2013. The Company had a net loss of $186,065 for the nine months ended September 30, 2014, compared to net income of $358,065 for the same period in 2013.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first nine months of 2014 primarily from cash provided by operations.  The Company had $2,686,084 of debt obligations at September 30, 2014, of which $369,086 was scheduled to mature within twelve months. During the nine months ended September 30, 2014, the Company made repayments of outstanding debt in the amount $280,980. The Company's $2,000,000 line of credit matured on September 12, 2013. The renewal of the line of credit has been approved by the bank for substantially the same terms and conditions and is currently awaiting signature by the President of the Company. In addition, the Company had a commitment from Summit Community Bank in the amount of $1,000,000 for an equipment line of credit which expired on September 12, 2014. As with the line of credit, the renewal has been approved by the bank with substantially the same terms and conditions and is currently awaiting signature by the President of the Company.
At September 30, 2014, the Company had cash totaling $4,237,434 and $998,792 of investment securities available for sale compared to cash totaling $3,136,063 and $915,341 of investment securities available for sale on December 31, 2013. Investment securities available for sale at September 30, 2014 consist of 86,852 shares of USVAX (a Virginia Bond Fund).  The increase in cash is primarily the result of increased collections of accounts receivable.
Capital spending totaled $398,684 for the nine months ended September 30, 2014, as compared to $548,337 for the same period in 2013.  The 2014 expenditures were for new vehicles and small miscellaneous manufacturing equipment. The Company plans to be particularly cautious in its capital purchases over the remainder of the year.
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
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, decreased from 91 days for the year ended December 31, 2013 to 90 days for the nine months ended September 30, 2014.  The decrease in days sales outstanding is due to the continued emphasis on credit and collection efforts by the Company. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,677,493 at September 30, 2014 and at December 31, 2013 was $1,939,478, or a decrease of $261,985.  Inventory turnover was 8.4 for the nine months ended September 30, 2014, compared to 7.7 for the same period in 2013.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2013.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2013 and the first nine months of 2014 and the Company anticipates prices will increase only slightly over the remainder of 2014.

Sales Backlog

As of November 5, 2014, the Company’s sales backlog was approximately $12.9 million, as compared to approximately $13.2 million at the same time in 2013.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2014.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 18, 2014	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	November 18, 2014	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For the three months ended September 30, 2014

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