Form 10-K
period 2014-12-31
SMITH MIDLAND CORP
filed 2015-03-31
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 28, 2014 (the last business day of the Company’s most recently completed second fiscal quarter) was $9,714,280.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.
As of March 4, 2015, the Company had outstanding 4,840,628 shares of Common Stock, $.01 par value per share, net of treasury shares.
Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, although the Company was profitable for the year ended December 31, 2013, it incurred a significant loss for the for the fourth quarter of 2014 and the year ended December 31, 2014,

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

Market

The Company's precast and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports, municipal utilities, and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall™ exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company's licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Trinidad, Spain, and Chile.

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

J-J Hooks free-standing barrier has been approved for use in state funded projects by 42 states, plus Washington, D.C. The Company is in various stages of the application process in additional states  and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada (Alberta, Nova Scotia, New Brunswick and Ontario), Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

J-J Hooks anchored (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 21 states have approved the MASH barrier as an alternate to their state standard. In Canada, the province of Alberta has approved the MASH tested barrier.

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

SoftSound™ Soundwall Panels

SoftSound™ soundwall panels, recently developed by the Company, utilize a “wood aggregate” sound absorptive material applied to the face of soundwall panels, which is used to absorb highway noise.  SoftSound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia, Maryland, seven additional states, and the provinces of Ontario and Quebec, Canada. Approvals are pending in a number of additional states.  The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals in all 50 states and the Canadian Provinces.

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

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Each project must apply for approval by the appropriate state to obtain a permit to install the Beach Prism.  Such approvals are meeting resistance from the environmental agencies, however, the Company believes approval will be forthcoming. In 2011, the Company installed its first Beach Prism protection on Virginia's Chesapeake Bay shoreline.

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

The Company has entered into 49 licensing agreements in the United States, ten in Canada, two in Mexico and one each in Belgium, New Zealand, Australia and Trinidad, for a total of 65 licensees worldwide.

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

.

Employees

As of March 4, 2015, the Company had a total of 156 employees, of which 142 are full-time, 5 are part-time and 9 are temporary workers, with 140 located at the Company's Midland, Virginia facility and 16 located at the Company's facility in Reidsville, North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

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

The Company believes that its present facilities are adequate for its current needs and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment are used as collateral for various notes payable, which notes as of December 31, 2014 had a balance of approximately $2.2 million.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTC Bulletin Board System under the symbol "SMID".

As of March 4, 2015, there were approximately 60 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Bulletin Board System for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2014
First Quarter	$2.74	$2.00
Second Quarter	2.38	1.80
Third Quarter	2.10	1.82
Fourth Quarter	2.38	1.95
2013
First Quarter	$1.92	$1.78
Second Quarter	1.94	1.51
Third Quarter	2.15	1.67
Fourth Quarter	2.15	1.72

Dividends

On December 12, 2014, the Company declared a special dividend of $.035 per share of Common Stock for holders of record as of December 17, 2014, which was paid on December 30, 2014. On December 5, 2013, the Company declared a special dividend of $.03 per share of Common Stock for holders of record as of December 20, 2013, which was paid on December 27, 2013. Although the Company paid a dividend for the years 2014, 2013 and 2012, the Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.  Except for dividends paid in shares of the Company’s Common Stock, the Company’s current loan agreement prohibits the payment of dividends to stockholders without the bank’s prior written consent, which the Company received prior to the payment of each of the 2014, 2013 and 2012 dividends.

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

Overview

Overall, the Company’s financial performance declined significantly in 2014 when compared to 2013. The Company had a net loss in 2014 in the amount of $804,838 as compared to net income of $691,502 for 2013.  The fourth quarter saw a reduction in sales of $3.3 million and a net loss of $618,774 when compared to the fourth quarter of 2013. Management did not expect to incur a loss of this magnitude because of its large backlog of product sales and projects available for production. Due to factors outside of the Company's control such as cold weather and project owner financing issues, much of the production anticipated for the fourth quarter of 2014 was pushed into the spring of 2015, thereby, leaving a shortfall in production for the fourth quarter and extending into the first quarter of 2015. The construction economy in the Company's geographical sales area has been slowly improving over the last year particularly in the past six months, and while pricing has not returned to the pre-recession highs, competitive pricing has eased considerably and jobs are more readily available. While production and sales were down in the fourth quarter of 2014, the Company's sales department continued to bid on open projects and has now received commitments during the fourth quarter and into the first quarter of 2015 in excess of $10 million. The projects range from Slenderwall projects to miscellaneous projects and all will begin production in 2015 with most being substantially completed during the year as well. Because of the new projects recently acquired and with the standard products we sell continually, management believes 2015 will be a profitable year for the Company.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

For the year ended December 31, 2014, the Company had total revenue of $22,470,837 compared to total revenue of $27,710,542 for the year ended December 31, 2013, a decrease of $5,239,705, or 19%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall panel sales, which include Soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2014 and 2013:

Sales By Product Type
	2014	2013	Change	% of Change
Product Sales:
Soundwall Sales	$2,244,477	$1,854,406	$390,071	21.0%
Architectural Panel Sales	1,032,595	2,325,891	(1,293,296)	(55.6)%
Slenderwall Sales	1,624,473	4,499,584	(2,875,111)	(63.9)%
Miscellaneous Wall Sales	421,651	669,152	(247,501)	(37.0)%
Total Wall Panel Sales	5,323,196	9,349,033	(4,025,837)	(43.1)%
Barrier Sales	3,076,680	4,026,439	(949,759)	(23.6)%
Beach Prisms	3,825	59,083	(55,258)	(93.5)%
Easi-Set and Easi-Span Building Sales	3,729,703	3,516,364	213,339	6.1%
Utility and Farm Product Sales	1,608,417	1,662,898	(54,481)	(3.3)%
Miscellaneous Product Sales	1,501,555	964,371	537,184	55.7%
Total Product Sales	15,243,376	19,578,188	(4,334,812)	(22.1)%
Royalties income	1,592,633	1,545,378	47,255	3.1%
Barrier Rentals	1,365,671	2,319,507	(953,836)	(41.1)%
Shipping and Installation	4,269,157	4,267,469	1,688	—%
Total Service Revenue	7,227,461	8,132,354	(904,893)	(11.1)%
Total Sales	$22,470,837	$27,710,542	$(5,239,705)	(18.9)%

Wall Panel Sales – Wall panel sales are generally medium to large contracts issued by general contractors for production and delivery of a specific wall panel product for a specific construction project.  Changes in the mix of wall panel sales depend on what contracts are in production during the period.  Soundwall sales increased by 21% in 2014 over 2013 due primarily to a large soundwall contract for a road project started in mid 2013 and ending in late 2014. In addition, there were three more soundwall projects in production during 2014 as compared to 2013. The Company is currently producing another large soundwall contract that should complete in early 2016.  Architectural sales declined by 56% in 2014 over 2013 due to the lack of competitively priced projects available in the Company's geographical sales area during 2014. The Company has seen a slight increase in Architectural projects bidding and at slightly less competitive prices over the past several months. The Company has been awarded two new Architectural projects that are now in production. Management expects Architectural revenue to increase in 2015 when compared to 2014. Slenderwall™ sales decreased significantly in 2014 when compared to 2013. The Company had only one large Slenderwall™ project in production during 2014, however, the Company has been awarded four additional projects with total contract prices in excess of $5.0 million, all of which will be in production by the end of the second quarter of 2015. The Company has also bid on several Slenderwall projects recently and expects to be awarded one or more of these contracts. Miscellaneous wall sales are mainly retaining walls which are used to hold back earth on sloped land. These types of projects decreased by 37% in 2014 when compared to 2013, due mainly to the lack of projects being bid by general contractors in the Company's geographical sales area. Management expects that these types of job will increase slightly in 2015.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2014 barrier sales decreased by $949,759 from the previous year. The decrease relates primarily to the continued weakness in major highway project funding during 2014. While the Company has seen an increase in highway projects being bid, it is difficult to tell how long this trend will last relating to highway safety barrier sales so as a result, management's expectations for highway safety barrier revenue in 2015 is to remain consistent with that of 2014.

Beach Prisms – The Company made its first sale of beach prisms in 2009 and continued to make minor sales in the following years, including 2014. The Company is still in the process of seeking to acquire the necessary permits from the states of Maryland and Virginia, which has been more difficult than originally estimated. The Company did receive a permit in the state of Virginia during 2011 and anticipates that further permits will occur and additional sales will be forthcoming, however, this cannot be assured. The Company sold $59,000 in Beach Prisms in the state of New Jersey in 2013 to a local governmental entity to assist with the recovery from hurricane Sandy. Several projects are in the permit phase, and if granted, will result in sales. Future sales of Beach Prisms cannot be accurately predicted because of continued difficulty in obtaining the needed state permits.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® buildings program now includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales increased by 6% in 2014 compared to 2013.  The increase in sales was primarily due to the sale of several large restroom buildings as well as several large Easi-Span® buildings. The Company continues to expand and improve its proprietary line of restroom buildings for parks, athletic fields and other outdoor venues and is continuing to market these products with a highly visible advertising campaign. Bidding activity for buildings and restrooms continued to increase during 2014 and management believes that 2015 will see a sizable increase in Easi-Set® buildings and restrooms.

Utility and Farm Sales – Utility and farm products are mainly underground utility vaults used in infrastructure construction and consequently, when construction is weak so are utility vault sales. Utility and farm product sales decreased by 3% in 2014 compared to 2013. The Company continues to see more bidding opportunities for utility products and as a result was awarded a large manhole contract to be produced in 2015, and continues to believe this activity will lead to increased sales in 2015. The recently funded highway Soundwall projects discussed above also require utility vaults for underground placement of utilities and the Company is bidding on the included vault projects.

Miscellaneous Product Sales – Miscellaneous products are products that are produced and sold that do not meet the criteria defined for other revenue categories, examples would include underground steam tunnels, highway slabs or bridge slabs.  For 2014, miscellaneous sales increased by 56% when compared to 2013. The increase was due primarily to the production of two miscellaneous projects, one for large retaining wall panels, and the other for concrete waterfront bulkhead panels. In addition, the Company was recently awarded a concrete parapet project to begin production in the third quarter of 2015, with the total contract price exceeding $2.0 million.

Royalty Income – Royalty revenues increased by 3% in 2014, with building royalties increasing over those of 2013, and barrier royalties dipping slightly when compared to 2013. The other royalty product lines remained relatively flat when comparing 2014 to 2013. The Company did not sign any new licensees during 2014 and it lost one licensee during the year. Management is currently in discussions with several precast companies regarding the issuance of new licenses. Based on currently reporting licensees, management believes that royalties will continue on an upward trend in 2015.

Barrier Rentals – Barrier rentals decreased by 41% in 2014 when compared to 2013, as the Company was awarded the contract to supply rental barrier for the Presidential Inauguration held in Washington, D.C during January 2013. When not including the Presidential Inauguration rental, annual rentals actually increased slightly in 2014 over 2013. Management believes barrier rentals will continue to increase in 2015 over that of 2014, due to increased activity in the Company's geographical area on several highway projects now underway. The Company continues to pursue its rental barrier expansion plans for its local geographical sales area.

Shipping and Installation – Shipping revenue is earned when the product sold is physically shipped to the customer and in many instances, shipping does not occur until the customer is ready to begin installation. Installation revenue is not earned until the wall panels, in the case of architectural or Slenderwall contracts, are physically attached to the building; and in the case of our Easi-Set buildings, until the building is assembled and on site. Shipping and installation revenue remained relatively flat during 2014 when compared to 2013. While the total shipping and installation revenue remained relatively flat for 2014 and 2013, shipping revenue was higher in 2014 than in 2013, the reverse was true for installation in 2014 and 2013. With stronger sales expected in 2015, management believes that shipping and installation will increase in 2015 as well.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2014 was $18,625,035 a decrease of $2,513,593, or 12%, from $21,138,628 for the year ended December 31, 2013.  Total cost of goods sold, as a percentage of total revenue increased to 83% for the year ended December 31, 2014 from 76% for the year ended December 31, 2013.  The increase in the cost of sold as a percentage of total revenue was, in part, because of the decrease in production and sales for the period while fixed overhead costs remained relatively flat. Raw material costs increased slightly in 2014 over 2013 with very little inflationary pressures for the Company. In early 2014, the Company continued to encounter aggressive pricing by its competitors on many of its product lines, negatively affecting its gross margin, however, during the latter part of 2014, the Company began to see more bids available and a lessening of competitive pricing by its competitors. The Company is actively seeking new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials. Management continues to improve its effectiveness through the use of lean manufacturing principals.

General and Administrative Expenses – For the year ended December 31, 2014, the Company's general and administrative expenses decreased by $108,568, or 4%, to $2,979,835 from $3,088,403 during the same period in 2013.  The decrease in general and administrative expenses resulted primarily from a decrease in use tax expense and general office expenses partially offset by an increase in employee costs.  General and administrative expense as a percent of total revenue were 13% for the year ended December 31, 2014 and 11% for the year ended December 31, 2013.

Selling Expenses – Selling expenses for the year ended December 31, 2014 decreased by $104,568, or 5%, to $2,218,269 from $2,322,837 for the year ended December 31, 2013.  The decrease was due to a decrease sales salaries and commissions, a decrease in advertising expense and a decrease in general and miscellaneous expenses.

Operating Income – The Company had an operating loss for the year ended December 31, 2014 of $1,194,936 compared to operating income of $1,279,670 for the year ended December 31, 2013, a decrease of $2,474,606.  The decrease in operating income was primarily the result of a significant decrease in sales and an increase in the cost of goods sold for year ended December 31, 2014 as a percentage of revenue as discussed above.

Interest Expense – Interest expense was $116,229 for the year ended December 31, 2014 compared to $132,026 for the year ended December 31, 2013.  The decrease of $15,797, or 12%, was due primarily to lower balances on notes payable outstanding.

Income Tax Expense – The Company had an income tax benefit of $498,000 for the year ended December 31, 2014 compared to an income tax expense of $391,000 for the year ended December 31, 2013, due to the pretax loss in 2014. The Company had an effective rate of 38% for the year ended December 31, 2014 compared to an effective rate of 36% for the same period in 2013. The changes in the tax expense for the periods correlated to the change in pre-tax income.

Net Income – The Company had a net loss of $804,838 for the year ended December 31, 2014, compared to net income of $691,502 for the same period in 2013.  The basic and diluted loss per share for 2014 was $0.16, compared to basic and diluted net earnings per share of $0.14 for the year ended December 31, 2013.  There were 4,881,548 basic and diluted weighted average shares outstanding in 2014 and 4,839,205 basic and 4,880,453 diluted weighted average shares outstanding in the 2013.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2014 with cash flows from operations, cash balances on hand and notes payable to the Bank.

The Company has a note payable to Summit Community Bank (the “Bank”), with a balance of $1,814,825 as of December 31, 2014.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At December 31, 2014, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the payment of cash dividends on December 31, 2014, for which the Company received approval prior to payment.

In addition to the note payable discussed above, the Company also has a $2,000,000 line of credit with the Bank, of which none was outstanding at December 31, 2014. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 12, 2015. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $1,000,000 during the term of the loan; (ii) to obtain bank approval prior to its funding any acquisition and (iii) to obtain bank approval prior to the payment of cash dividends on the Company's common stock. On October 12, 2014 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,000,000. The commitment provides for the purchase of equipment with minimum advances of $50,000 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 13, 2015.

At December 31, 2014, the Company had cash totaling $3,572,405 and $1,013,417 of investment securities available for sale compared to cash totaling $3,136,063 and $915,341 of investment securities available for sale at December 31, 2013.  During 2014, the Company’s operating activities provided $1,426,351 due mainly to changes in current asset and current liability accounts during 2014. The significant decrease in accounts receivable during 2014 resulted from two large customers that were delinquent in 2013 and paid their accounts current in 2014 and a significant reduction in sales during the third and fourth quarters of 2014 compared to the same periods in 2013.   In 2014, investing activities used $498,049 primarily for the purchase of investment securities available for sale and the purchase of capital equipment.  Financing activities used $491,960 in cash in 2014, which resulted primarily from the repayment of notes payable and the payment of a cash dividend in the amount of $174,239.

Capital spending, including financed additions, decreased from $908,609 in 2013 to $465,826 in 2014. Capital expenditures in 2014 included spending for vehicles, rental barrier and manufacturing equipment.  In 2015, the Company intends to continue to make capital improvements which may include cranes, vehicles, manufacturing equipment and other items as necessary.  The Company anticipates capital spending for 2015 to be approximately $750,000.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company's days sales outstanding (DSO) in 2014 was 88 days compared to 91 days in 2013. The decrease in the DSO is due primarily to more aggressive collection activities during the year. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2014 was $1,726,544 and at December 31, 2013 was $1,939,478, a decrease of $212,934.  The annual inventory turns for 2014 and 2013 were 10.8 and 7.9, respectively.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2014 and 2013, particularly in the purchases of certain raw materials such as steel and fuel.  The Company believes that raw material pricing will see some modest increases in 2015 as the economy continues its recovery, although no assurance can be given regarding future pricing.

Other Comments

As of March 4, 2015 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $12.9 million as compared to approximately $10.6 million at approximately the same time in 2014.  The increase in the backlog relates to the Company's continued emphasis on its proprietary product, Slenderwall. A substantial majority of the projects relating to the sales backlog as of March 4, 2015 are scheduled to be shipped during 2015.

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

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for its new products.  The Company continues it lean efforts for both manufacturing and administrative activities and made great strides in moving forward during 2014. Management has made a broader commitment to lean in 2015 by entering an agreement with a prior Toyota production manager to assist the Company in its lean journey.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2014, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	76	1970	Chief Executive Officer and Chairman of the Board of Directors

Ashley B. Smith	52	1994	President and Director

Wesley A. Taylor	67	1994	Vice President of Administration, Secretary and Director

G. E. "Nick" Borst	74	2013	Director

William A. Kenter	68	2008	Chief Financial Officer

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2014.

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

Audit Committee

The Company does not currently have a separately-designated standing Audit Committee or a committee performing similar functions. The board of directors as a whole performs the required functions of an audit committee. The Company's board of directors has determined that it does not have an "audit committee financial expert". Management believes that the costs related to retaining a financial expert are prohibitive at this time.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2014 and 2013 to the principal executive officer and the Company’s two most highly compensated executive officers other than the principal executive officer (the “named executive officers”) as of the end of 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Eq-uity Incentive Plan Compen-sation ($)	Non qual-ified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2014	108,767	—					102,000	210,767
Chief Executive Officer	2013	119,547	59,733				23,400	104,000	306,680
and Chairman of the Board (3)

Ashley B. Smith	2014	137,385	1,500					3,000	141,885
President (4)	2013	144,389	—					3,000	147,389

William A. Kenter	2014	108,197	—					—	108,197
Chief Financial Officer	2013	113,026	—					—	113,026

(1)  Represents salaries paid in 2014 and 2013 for services provided by each named executive officer serving in the capacity listed. Salaries of all executive officers were reduced in early 2013 and repaid in part and reinstated at the end of 2013.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the same year.

(3)  Mr. Rodney Smith was paid $99,000 in each of 2014 and 2013, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  Mr. Rodney Smith received director’s compensation in the amount of $3,000 and $4,000 for the years 2014 and 2013, respectively.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $3,000 for each of the years 2014 and 2013.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2014.

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

Fiscal 2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	3,000	—	—	—	—	—	3,000	(1)
Ashley B. Smith	3,000	—	—	—	—	—	3,000	(1)
Wesley A. Taylor	3,000	—	—	—	—	—	3,000
Frederick L. Russell, Jr. (2)	1,000	—	—	—	—	—	1,000
G. E. "Nick" Borst	3,000	—	—	—	—	—	3,000

(1)	Reflected in Summary Compensation Table above.

(2)	Mr. Russell resigned from the board effective June 2014 and attended one meeting in 2014.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 4, 2015, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	773,398	15.6%

Ashley B. Smith (1)(3)(4)(6)	163,417	3.3%

Wesley A. Taylor (1)(7)	62,750	1.3%

G. E. "Nick" Borst (8)	81,000	1.7%

William A. Kenter (1)	—	—

Tall Cotton Partners, LLC (9)	567,363	11.7%

Henry Investment Trust, L.P. (10)	461,000	9.5%

Wax Asset Management, LLC (11)	376,683	7.8%

All directors and executive officers as a group (5 persons)(2)(12)	1,080,565	21.5%

(1)     The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor and William A. Kenter is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(8) Address of holder is P.O. Box 351, Ophelia, VA 22530.

(9) Address of holder is 1801 Libbie Avenue, Suite 201, Richmond, VA 23226.

(10) Henry Investment Trust, L.P. is the sole general partner of each of Henry Partners, L.P. and Matthew Partners, L.P. and may be deemed to beneficially own 237,200 shares held by Henry Partners, L.P. and 193,800 shares held by Matthew Partners, L.P. Address of holder is 255 South 17th Street, Suite 2608, Philadelphia, PA 19103.

(11) Address of holder is 45 Prospect Street, Greenwich, CT 06830.

(12) Includes options to purchase 169,800 shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2014, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	305,099	1.97	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	305,099	1.97	500,000

(1) A brief description of the Company's 2008 Stock Option Plan is contained in Note 6 of the Notes to Consolidated Financial Statements.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There is one independent director of the Company, Mr. G.E. "Nick" Borst.  The test utilized for the determination of independence is that of the New York Stock Exchange.

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

The Company currently does not have a separate standing Audit Committee as it has only one outside board member; the entire board of directors acts as the audit committee. Mr. Borst is considered to be independent when using the definition of the New York Stock Exchange.

	2014	2013
Audit Fees	$134,800	$135,800
Tax Fees	24,754	25,991
Audit-Related Fees	13,650	5,450

Total Fees	$173,204	$167,241

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included in Part II, Item 8, page 16 of this Form 10-K:

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.10
Promissory Note, dated September 12, 2014, in the amount of $2,000,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2015).

10.11
Commitment Letter, dated October 12, 2014, related to the Company’s line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2015).

10.12
Commercial Loan Application - Summary, dated August 1, 2014, related to the Company’s line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2015).

10.13
Commercial Security Agreement, dated September 12, 2014, between the Company, as debtor, and Summit Community Bank, as secured party, related to Company’s line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2015).

10.14
Commitment Letter, dated October 12, 2014, related to the Company’s guidance line of credit in the amount of $1,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2015).

10.15
Commercial Loan Application - Summary, dated August 1, 2014, related to the Company’s guidance line of credit in the amount of $1,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2015).

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

SMITH-MIDLAND CORPORATION

Date:	March 31, 2015	By:	/s/ Rodney I. Smith
Rodney I. Smith, CEO
(principal executive officer)

Date:	March 31, 2015	By:	/s/ William A. Kenter
William A. Kenter, CFO
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 31, 2015
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 31, 2015
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 31, 2015
Ashley B. Smith

/s/ G. E. Borst	Director	March 31, 2015
G. E. Borst

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Richmond, Virginia
March 31, 2015

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$3,572,405	$3,136,063
Investment securities, available-for-sale, at fair value	1,013,417	915,341
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $267,985 and $285,305)	4,092,924	7,296,792
Trade - unbilled	240,635	41,859
Inventories, net
Raw materials	353,089	861,129
Finished goods	1,373,455	1,078,349
Prepaid expenses and other assets	126,047	231,365
Refundable income taxes	722,948	—
Deferred taxes (Note 4)	441,000	475,000

Total current assets	11,935,920	14,035,898

Property and equipment, net (Note 1)	4,106,611	4,322,995

Other assets	255,385	297,915

Total assets	$16,297,916	$18,656,808

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$1,152,506	$1,517,625
Accrued expenses and other liabilities	539,549	927,829
Accrued compensation	442,651	403,846
Income taxes payable	—	302,263
Current maturities of notes payable (Note 2)	363,821	364,204
Customer deposits	432,274	547,789

Total current liabilities	2,930,801	4,063,556

Notes payable - less current maturities (Note 2)	2,230,364	2,544,809
Deferred tax liability (Note 4)	663,000	630,000

Total liabilities	5,824,165	7,238,365

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,881,548 issued	48,815	48,815
Additional paid-in capital	5,041,438	5,041,438
Accumulated other comprehensive loss	(6,629)	(41,014)
Retained earnings	5,492,427	6,471,504

	10,576,051	11,520,743
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,473,751	11,418,443

Total liabilities and stockholders' equity	$16,297,916	$18,656,808

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2014	2013
Revenue
Products sales and leasing	$16,609,047	$21,897,695
Shipping and installation revenue	4,269,157	4,267,469
Royalties	1,592,633	1,545,378

Total revenue	22,470,837	27,710,542

Cost of goods sold	18,625,035	21,138,628

Gross profit	3,845,802	6,571,914

General and administrative expenses	2,979,835	3,088,403
Selling expenses	2,218,269	2,322,837

Total operating expenses	5,198,104	5,411,240

Gain (loss) on sale of assets	(174)	61,634
Other income	157,540	57,362

Operating income (loss)	(1,194,936)	1,279,670

Other income (expense)
Interest expense	(116,229)	(132,026)
Interest income	8,327	3,538
Loss on investment securities available-for-sale	—	(68,680)

Total other expense	(107,902)	(197,168)

Income (loss) before income tax expense (benefit)	(1,302,838)	1,082,502

Income tax expense (benefit) (Note 4)	(498,000)	391,000

Net income (loss)	$(804,838)	$691,502

Basic earnings (loss) per share (Note 9)	$(0.16)	$0.14
Diluted earnings (loss) per share (Note 9)	$(0.16)	$0.14

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2014	2013
Net income (loss)	$(804,838)	$691,502
Other comprehensive loss, net of tax: (1)
Net unrealized holding gain (loss)	(6,629)	(83,929)
Reclassification adjustment for realized losses	—	42,915
Comprehensive income (loss)	$(811,467)	$650,488

(1) Net unrealized losses on available for sale securities are shown net of income tax benefits of $3,000. Reclassification adjustment for realized losses are shown net of income tax expense of $26,000.

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Other Compre-hensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2012	$48,262	$4,995,278	$—	$5,924,491	$(102,300)	$10,865,731

Dividends paid on common stock	—	—	—	(144,489)	—	(144,489)

Net unrealized holding loss	—	—	(41,014)	—	—	(41,014)

Proceeds for options exercised	553	46,160	—	—	—	46,713

Net income	—	—	—	691,502	—	691,502
Balance, December 31, 2013	48,815	5,041,438	(41,014)	6,471,504	(102,300)	11,418,443

Dividends paid on common stock	—	—	—	(174,239)	—	(174,239)

Net unrealized holding gain	—	—	34,385	—	—	34,385

Net loss	—	—	—	(804,838)	—	(804,838)
Balance, December 31, 2014	$48,815	$5,041,438	$(6,629)	$5,492,427	$(102,300)	$10,473,751

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)	$(804,838)	$691,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	636,644	634,869
Gain (loss) on sale of fixed assets	174	(61,634)
Realized loss on investment securities available-for-sale	—	68,631
Deferred taxes	67,000	(101,000)
(Increase) decrease in
Accounts receivable - billed	3,203,868	(2,544,063)
Accounts receivable - unbilled	(198,776)	356,525
Inventories	212,934	164,628
Refundable income taxes	(722,948)	173,155
Prepaid expenses and other assets	164,660	47,055
Increase (decrease) in
Accounts payable - trade	(365,115)	595,536
Accrued expenses and other liabilities	(388,278)	220,461
Accrued compensation	38,805	(29,020)
Accrued income taxes payable	(302,264)	302,262
Customer deposits	(115,515)	300,939

Net cash provided by operating activities	$1,426,351	$819,846

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2014	2013
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(78,453)	$(2,024,147)
Sale of investment securities available-for-sale	—	1,000,000
Purchases of property and equipment	(465,826)	(908,609)
Proceeds from sale of fixed assets	46,230	61,792

Net cash absorbed by investing activities	(498,049)	(1,870,964)

Cash Flows From Financing Activities
Proceeds from long-term borrowings	55,159	2,303,339
Repayments of long-term borrowings	(372,880)	(2,385,856)
Dividends paid on common stock	(174,239)	(144,489)
Proceeds from options exercised	—	46,713

Net cash absorbed by financing activities	(491,960)	(180,293)

Net increase (decrease) in cash and cash equivalents	436,342	(1,231,411)
Cash and cash equivalents, beginning of year	3,136,063	4,367,474

Cash and cash equivalents, end of year	$3,572,405	$3,136,063

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$116,229	$132,026
Cash Payments for income taxes	$48,609	$19,600

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory reserves were approximately $90,000 at December 31, 2014 and 2013.

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

As of December 31, 2014, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognized, when applicable interest and penalties related to income taxes in other income (expense) in its consolidated statement of income (loss).  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2011.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

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

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only.  Warranty claims are reviewed and resolved on a case by case method.  Although the Company does incur costs for these types of expense, historically the amount of expense is minimal.

Shipping and Handling

Amounts billed to customers are recorded in sales and the costs associated with the shipping and handling are recorded as cost of goods sold.

Sales and Use Taxes

Use taxes on construction materials are reported gross in general and administrative expense.

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2014 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments (consisting of cash and cash equivalents, accounts receivable, accounts payable and short-term line of credit) approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of the similar maturities.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain minor reclassifications have been made to prior year amounts to conform to the current year presentation.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $512,000 and $530,000 in 2014 and 2013, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2014.

Recent Accounting Pronouncement

In November 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2014-17, Business Combinations: Pushdown Accounting. This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40). The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in the U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The guidance is effective for annual periods ending after December 15, 2016 and for annual periods thereafter. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The new standard is effective in annual periods beginning on or after December 15, 2014 with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company’s adoption of FASB ASU No. 2014-08 is not expected to have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists . This ASU amended the Income Taxes Topic of the Accounting Standards Codification to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013. The Company’s adoption of FASB ASU No. 2013-11 effective January 1, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2014	2013
Land and land improvements	$580,612	$598,926
Buildings	4,149,078	3,934,605
Machinery and equipment	7,011,943	8,997,995
Rental equipment	1,092,384	978,514

	12,834,017	14,510,040
Less: accumulated depreciation	8,727,406	10,187,045

	$4,106,611	$4,322,995

Depreciation expense and amortization was approximately $637,000 and $635,000 for the years ended December 31, 2014 and 2013, respectively.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2014	2013
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $25,000 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$1,814,825	$2,043,832
Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6,200 of principal and interest at prime at variable rate (5.29% at December 31, 2013); collateralized by certain property of the Company.	398,964	445,882
Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2016, with interest at 1.0% through 6.7%.	380,396	419,299

Line of credit evidenced by a note payable to a Bank, with the maximum amount of $2,000,000, maturing September 12, 2015, with interest only payments and an initial rate of 4.49% adjustable monthly. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	—

	2,594,185	2,909,013
Less current maturities	363,821	364,204

	$2,230,364	$2,544,809

The Company’s note payable, with a balance of $1,814,825 at December 31, 2014, is secured by all of the assets of the Company.  The loan agreement includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures and the payment of cash dividends.  At December 31, 2014, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the payment of a cash dividend on December 30, 2014, for which the Company received approval prior to payment.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2015	$363,821
2016	368,270
2017	384,480
2018	390,342
2019	362,751
Thereafter	724,521

$2,594,185

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases a portion of its Midland, Virginia property from its CEO, on a month-to-month basis, as additional storage space for the Company's finished work product.  The lease agreement calls for an annual rent of $24,000.  See additional items discussed in Note 8.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

NOTE 4. - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	December 31,
	2014	2013
Federal:
Current	$(450,000)	$432,000
Deferred	39,000	(88,000)
	(411,000)	344,000
State:
Current	(91,000)	60,000
Deferred	4,000	(13,000)
	(87,000)	47,000

	$(498,000)	$391,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

	December 31,
	2014		2013
Income taxes at statutory rate	$(445,000)	34.0%	$368,000	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(47,000)	3.6%	49,000	4.5%
Other	(6,000)	(0.5)%	(26,000)	(2.4)%

	$(498,000)	37.1%	$391,000	36.1%

Prepaid income taxes relate to amounts refundable from federal and state tax authorities for overpayment of estimated taxes that are expected to be applied towards future required payments.

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
Depreciation	$(663,000)	$(630,000)
Unrealized losses on investments available for sale	3,000	27,000
Provision for doubtful accounts	105,000	111,000
Vacation accrued	91,000	86,000
Deferred income	161,000	170,000
Other	81,000	81,000

Net deferred tax asset (liability)	(222,000)	(155,000)

Current portion, net	441,000	475,000
Long-term portion, net	(663,000)	(630,000)

	$(222,000)	$(155,000)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2014 and 2013 were approximately $89,000 and $79,000, respectively.

NOTE 6. - STOCK OPTIONS

On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. There were no grants of options during the years ended December 31, 2014 or 2013.

Options generally vest over a three year period.  The Company did not record any stock option expense for the years 2014 and 2013. As of December 31, 2013, the Company had recognized all remaining stock option expense for its outstanding stock options.

There were no options exercised for the year ending December 31, 2014 and there were 55,366 options exercised in 2013.  The intrinsic value of outstanding and exercisable options at December 31, 2014 was approximately $98,000.

The following tables summarize activity under the stock option plans of the Company and the stock options outstanding at December 31, 2014:

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2012	$1.82	425,965	425,965
Granted	—	—	—
Forfeited	—	—	—
Exercised	0.84	(55,366)	(55,366)
Vested	—	—	—

Balance, December 31, 2013	1.96	370,599	370,599
Granted	—	—	—
Forfeited	(1.91)	(65,500)	(65,500)
Exercised	—	—	—
Vested	—	—	—

Balance, December 31, 2014	$1.97	305,099	305,099

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

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

	As of December 31, 2014
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,013,417	$—	$—	$1,013,417

	As of December 31, 2013
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$915,341	$—	$—	$915,341

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

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

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

NOTE 9. - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows:

	December 31,
	2014	2013
Basic earnings (loss) per share

Income (loss) available to common shareholder	$(804,838)	$691,502

Weighted average shares outstanding	4,881,548	4,839,205

Basic earnings (loss) per share	$(0.16)	$0.14

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$(804,838)	$691,502

Weighted average shares outstanding	4,881,548	4,839,205
Dilutive effect of stock options	—	41,248

Total weighted average shares outstanding	4,881,548	4,880,453

Diluted earnings (loss) per share	$(0.16)	$0.14

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 305,099 and 254,166 for the years ended December 31, 2014 and 2013, respectively.