Form 10-Q
period 2015-03-31
SMITH MIDLAND CORP
filed 2015-05-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

or

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

Common Stock, $.01 par value, outstanding as of May 5, 2015 : 4,852,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$2,269,445	$3,572,405
Investment securities, available-for-sale, at fair value	1,019,633	1,013,417
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $347,175 and $267,985)	4,629,396	4,092,924
Trade - unbilled	194,032	240,635
Inventories
Raw materials	538,149	353,089
Finished goods	1,366,974	1,373,455
Prepaid expenses and other assets	170,634	126,047
Refundable income taxes	1,000,727	722,948
Deferred taxes	496,000	441,000

Total current assets	11,684,990	11,935,920

Property and equipment, net	4,131,156	4,106,611

Other assets	307,072	255,385

Total assets	$16,123,218	$16,297,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2015	December 31, 2014
Current liabilities
Accounts payable - trade	$1,239,243	$1,152,506
Accrued expenses and other liabilities	666,954	539,549
Accrued compensation	529,177	442,651
Current maturities of notes payable	364,204	363,821
Customer deposits	557,459	432,274

Total current liabilities	3,357,037	2,930,801

Notes payable - less current maturities	2,138,374	2,230,364
Deferred tax liability	660,000	663,000

Total liabilities	6,155,411	5,824,165

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,893,548 and 4,881,548 issued and outstanding	48,935	48,815
Additional paid-in capital	5,062,418	5,041,438
Accumulated other comprehensive loss, net	(9,303)	(6,629)
Retained earnings	4,968,057	5,492,427
	10,070,107	10,576,051
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	9,967,807	10,473,751

Total liabilities and stockholders' equity	$16,123,218	$16,297,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue
Products sales and leasing	$3,268,737	$4,070,338
Shipping and installation revenue	599,253	1,114,904
Royalties	332,135	452,166

Total revenue	4,200,125	5,637,408

Cost of goods sold	3,670,133	4,907,402

Gross profit	529,992	730,006

Operating expenses
General and administrative expenses	874,707	769,071
Selling expenses	504,014	539,480

Total operating expenses	1,378,721	1,308,551

Gain on sale of assets	5,254	11,977
Other income	10,607	30,077

Operating loss	(832,868)	(536,491)

Interest income (expense)
Interest expense	(26,993)	(28,757)
Interest income	492	5,712

Total other expense	(26,501)	(23,045)

Loss before income tax benefit	(859,369)	(559,536)

Income tax benefit	(335,000)	(231,000)

Net loss	$(524,369)	$(328,536)

Basic loss per share	$(0.11)	$(0.07)
Diluted loss per share	$(0.11)	$(0.07)

Weighted average number of common shares outstanding:
Basic	4,891,815	4,881,548
Diluted	4,891,815	4,881,548
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(524,369)	$(328,536)
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	(5,675)	18,662

Comprehensive loss	$(530,044)	$(309,874)

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax benefit of $4,000 for March 31, 2015 and an income tax expense of $16,000 for March 31, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Reconciliation of net loss to cash absorbed by operating activities
Net loss	$(524,369)	$(328,536)
Adjustments to reconcile net loss to net cash absorbed by operating activities:
Depreciation and amortization	169,185	151,319
Gain on disposal of fixed assets	(5,254)	(11,977)
Deferred taxes	(58,000)	20,000
(Increase) decrease in:
Accounts receivable - billed	(536,472)	993,024
Accounts receivable - unbilled	46,603	(236,059)
Inventories	(178,578)	74,801
Prepaid expenses and other assets	(96,274)	(376,852)
Prepaid income taxes	(277,779)	97,370
Increase (decrease) in:
Accounts payable - trade	86,737	(111,693)
Accrued expenses and other	127,404	(217,846)
Accrued compensation	86,526	—
Accrued income taxes payable	—	(302,263)
Customer deposits	125,185	181,740

Net cash absorbed by operating activities	(1,035,086)	(66,972)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8,729)	(21,010)
Purchases of property and equipment	(193,730)	(139,994)
Proceeds from sale of fixed assets	5,092	13,141

Net cash absorbed by investing activities	(197,367)	(147,863)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	55,159
Repayments of long-term borrowings	(91,607)	(92,555)
Proceeds from options exercised	21,100	—

Net cash absorbed by financing activities	(70,507)	(37,396)

Net decrease in cash and cash equivalents	(1,302,960)	(252,231)

Cash and cash equivalents
Beginning of period	3,572,405	3,136,063

End of period	$2,269,445	$2,883,832

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The December 31, 2014 balance sheet was derived from audited financial statements included in the Form 10-K.

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

NOTE 2. – NET LOSS PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 81,166 for the three months ended March 31, 2015 and 364,599 for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Basic loss per share

Loss available to common shareholders	$(524,369)	$(328,536)

Weighted average shares outstanding	4,891,815	4,881,548

Basic loss per share	$(0.11)	$(0.07)

Diluted loss per share

Loss available to common shareholders	$(524,369)	$(328,536)

Weighted average shares outstanding	4,891,815	4,881,548
Dilutive effect of stock options	—	—

Total weighted average shares outstanding	4,891,815	4,881,548

Diluted loss per share	$(0.11)	$(0.07)

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2015 and March 31, 2014 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the three months ended March 31, 2015 or for the three months ended March 31, 2014.

The following table summarized options outstanding at March 31, 2015

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	305,099	$1.97
Granted	—	—
Forfeited	—	—
Exercised	(12,000)	1.76

Outstanding options at end of quarter	293,099	$1.98

Outstanding exercisable options at end of quarter	293,099	$1.98

The intrinsic value of outstanding and exercisable options at March 31, 2015 was approximately $143,000.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to March 31, 2015 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	no assurance of profitable operations; in this respect, the Company reported a net loss for the year ended December 31, 2014, and a net loss for the three months ended March 31, 2015,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions, such as the current weakness in construction in the Company’s primary service area which has been showing gradual signs of improvement over the past few months,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The three months ended March 31, 2015 resulted in a loss for the Company due to several factors, the largest being the adverse effect on production from the very cold winter weather in the Company's main manufacturing and delivery areas. In addition to the cold weather and its negative effect on production, the Company had a limited number of jobs ready to start production because of setbacks in the architects drawings, project owner delays and other ordinary construction delays. Revenue for the first quarter of 2015 was far below normal at $4.2 million compared to $5.6 million for the same period in 2014. As local weather improves, management believes revenue levels for the remainder of 2015 should increase significantly over that of the first quarter of the year.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue By Type

	Three Months Ended March 31,
	2015	2014	Change	% of Change
Product Sales:
Soundwall Sales	$291,043	$257,724	$33,319	13%
Architectural Panel Sales	581,305	351,138	230,167	66%
Slenderwall Sales	495,872	265,501	230,371	87%
Miscellaneous Wall Sales	131,326	196,561	(65,235)	(33)%
Total Wall Sales	1,499,546	1,070,924	428,622	40%
Barrier Sales	436,298	1,091,384	(655,086)	(60)%
Easi-Set and Easi-Span Building Sales	381,359	887,903	(506,544)	(57)%
Utility and Farm Product Sales	377,072	362,187	14,885	4%
Miscellaneous Product Sales	397,114	444,502	(47,388)	(11)%
Total Product Sales	3,091,389	3,856,900	(765,511)	(20)%
Royalty Income	332,135	452,166	(120,031)	(27)%
Barrier Rentals	177,348	213,438	(36,090)	(17)%
Shipping and Installation Revenue	599,253	1,114,904	(515,651)	(46)%
Total Service Revenue	1,108,736	1,780,508	(671,772)	(38)%

Total Revenue	$4,200,125	$5,637,408	$(1,437,283)	(25)%

Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased significantly during the three months ended March 31, 2015, compared to the same period in 2014. The following describes the changes by product types:

Soundwall sales increased slightly during the three month period ended March 31, 2015 when compared to the same period in 2014. The increase in revenue was due to a higher level of government spending on highway projects in the Company's geographical sales area. The Company had four soundwall contracts in production during the first quarter of 2015. During the same period in 2014, the Company had only two soundwall projects in production. The Company has been awarded three new Soundwall projects that will be produced in 2015 for approximately $2.9 million. Management expects that Soundwall revenue should remain relatively strong during the remainder of the year and into 2016.

Architectural panel sales increased significantly during the three month period ended March 31, 2015, compared to the same period in 2014. The increase was due mainly to a large contract that started in first quarter of 2015 and and will continue into the fall of 2015. While the construction economy is trending up, the volume of architectural projects continues to be less than that of other wall panel projects and also while not as competitive as last year, are still the most competitive bids.

Slenderwall panel sales increased greatly during the three month period ended March 31, 2015 when compared to the same periods in 2014. During 2015 the Company had two Slenderwall projects in production while there was only one in production in 2014. The Company was recently awarded two new Slenderwall projects in the amount of $3.7 million which will start in the second quarter of 2015. In addition, the Company has bid on several additional Slenderwall projects over the past few months and management believes that it will be awarded at least two of the projects bid.

Miscellaneous wall panels showed a decrease for the three month period ended March 31, 2015 when compared to the same period in 2014. However, as these types of projects are not as common as the other types of panels, it is difficult to know when they will become available and how competitive the bidding will be. Management believes that miscellaneous wall sales should show progress during the remainder of the year.

Barrier Sales - Barrier sales decreased significantly during the three months ended March 31, 2015 compared to the same period in 2014. While the Company was producing two large contracts for barrier in 2014, the Company has only completed several smaller orders for barrier in 2015. Management is not sure at this time just how much barrier it will produce and sell during the remainder of year; however, it has bid on several contracts which, if awarded, should help improve the overall sales for the year.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased 57% for the three months ended March 31, 2015, compared to the same period in 2014. The decrease in sales resulted primarily from weather too cold to install buildings in most of the northern portion of the Company's sales area to the north and west. The Company has a large backlog of both buildings and restrooms which began installation in the month of April 2015. The Company again received the contract for the production of restrooms and shower facilities for the state parks of Missouri. Management believes that the Company will show considerable improvement in building and restroom sales over the summer months and the remainder of the year. The Company continues to emphasize the sales of its proprietary restroom buildings to federal, state and local governmental parks, sports complexes and other governmental facilities.
Utility and Farm Product Sales - Utility and farm products increased in sales only slightly during the three month periods ended March 31, 2015, compared to the same period in 2014. The number of manhole projects bid during the periods remained approximately the same as in prior recent periods. The Company recently received a relatively large project for manholes on a local highway project for which delivery will begin in the fourth quarter of 2015. Utility products are tied closely with infrastructure spending by federal, state and local governments which seems to be improving slightly.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased moderately for the three months ended March 31, 2015, compared to the same periods in 2014. The Company recently received three related projects to produce miscellaneous slabs to be used as balconies and other areas for a building project in the amount of $1.3 million, which are already in production. Management believes that miscellaneous sales will increase over the remainder of the year.
Royalty Income - Royalty revenue decreased by 27% for the three months ended March 31, 2015 compared to the same period in 2014. The decrease for the three month period was due primarily to the cold winter in the USA and other countries where our licensees operate. Management believes that royalties will increase moderately over the remainder of 2015.
Barrier Rentals - Barrier rentals decreased moderately for the three months ended March 31, 2015 compared to the same period in 2014. The decrease for the three months ended March 31, 2015 resulted primarily from the cold weather encountered in the first quarter of 2015. Management believes its barrier rentals should show improvement over the remainder of 2015.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased by 46% for the three months ended March 31, 2015, compared to the same period in 2014. The Company is now in a production phase and is producing product and storing that product in its storage yard. In addition, due to the cold weather of the first quarter, many customers were not taking shipments or having installation performed, but waiting until warmer weather. Management believes that shipping and installation revenue levels should increase over the remainder of 2015 as these stored projects begin to ship and installation occurs.
Cost of Goods Sold – Total cost of goods sold for the three months ended March 31, 2015 decreased by $1,237,269, or 25%, from the same period in 2014. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 95% for the three months ended March 31, 2015 and 2014. The high level of cost of goods sold as a percentage of total revenue for the comparative periods was primarily due to the relatively low level volume of production and sales during these periods. Effectively, for the first quarters of 2015 and 2014, the Company was operating below its break-even point resulting in substantial losses. Inflation continues to remain relatively low for raw materials used in production of the Company's precast products and management believes inflation will continue to remain relatively low for the remainder of the 2015. The Company anticipates that production and sales will increase significantly over the remainder of the year allowing the Company to operate above the break-even point and thus reducing the cost of goods sold as a percentage of revenue.

General and Administrative Expenses – For the three months ended March 31, 2015, the Company's general and administrative expenses increased $105,636, or 14% to $874,707 from $769,071 during the same period in 2014.  The increase for the three month comparative periods was primarily due to a significant increase in bad debts expense and a small increase in general office expenses. General and administrative expense as a percentage of total revenue was 21% and 14% for the three months ended March 31, 2015 and 2014, respectively.
Selling Expenses – Selling expenses for the three months ended March 31, 2015 decreased to $504,014 from $539,480 for the same period in 2014 or 7%. The decrease was due mainly to decreased advertising expenses during the winter months.  Advertising expenses should be higher in the following quarters.
Operating Loss – The Company had an operating loss for the three months ended March 31, 2015 of $832,868 compared to an operating loss of $536,491 for the same period in 2014. The increase in operating loss for the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of decreased sales and an increase in general and administrative expenses.
Interest Expense – Interest expense was slightly lower for the three months ended March 31, 2015, compared to the same period in 2014.  The decrease for the three months ended March 31, 2015 was due primarily to the payment of notes payable of during the comparative periods.
Income Tax Benefit – The Company had a tax benefit of $335,000, with an effective rate of 39%, for the three months ended March 31, 2015 compared to a tax benefit of $231,000 with an effective rate of 41% for the same period in 2014. The changes in the tax expense for the periods correlated to the change in pre-tax income.
Net Loss – The Company had a net loss of $524,369 for the three months ended March 31, 2015, compared to a net loss of $328,536 for the same period in 2014.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first three months of 2015 primarily from cash balances.  The Company had $2,502,578 of debt obligations at March 31, 2015, of which $364,204 was scheduled to mature within twelve months. During the three months ended March 31, 2015, the Company made repayments of outstanding debt in the amount $91,607.
The Company has a note payable to Summit Community Bank (the “Bank”), with a balance of $1,755,812 as of March 31, 2015.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At March 31, 2015, the Company was in compliance with all covenants pursuant to the loan agreement as amended.
The Company also has a $2,000,000 line of credit, of which none was outstanding at March 31, 2015. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2015. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit.
At March 31, 2015, the Company had cash totaling $2,269,445 and $1,019,633 of investment securities available for sale compared to cash totaling $3,572,405 and $1,013,417 of investment securities available for sale at December 31, 2014. Investment securities available for sale at March 31, 2015 consist of 88,433 shares of USVAX (a Virginia Bond Fund).  The decrease in cash is primarily the result of of the net loss for the period.
Capital spending totaled $193,730 for the three months ended March 31, 2015, as compared to $139,994 for the same period in 2014.  The 2015 expenditures were for new vehicles and small miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $500,000 over the remainder of the year.
The Company's mortgage loan is financed at a fixed rate of 3.99% per annum. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $7,000 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 88 days for the year ended December 31, 2014 to 105 days for the three months ended March 31, 2015.  The increase in days sales outstanding is due to the increased retainage being held by customers as well as slower than normal collection during the winter months. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,905,123 at March 31, 2015 and at December 31, 2014 was $1,726,544, or an increase of $178,579.  Inventory turnover was 1.8 for the three months ended March 31, 2015, compared to 2.6 for the same period in 2014.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2014.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased only slightly in 2014 and the first three months of 2015 and the Company anticipates prices will increase only slightly over the remainder of 2015.

Sales Backlog

As of March 31, 2015, the Company’s sales backlog was approximately $17.7 million, as compared to approximately $10.0 million at the same time in 2014.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 14, 2015	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	May 14, 2015	By:	/s/ William A. Kenter
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