Form 10-Q
period 2015-06-30
SMITH MIDLAND CORP
filed 2015-08-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

or

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

Common Stock, $.01 par value, outstanding as of August 5, 2015 : 4,852,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$1,941,740	$3,572,405
Investment securities, available-for-sale, at fair value	1,011,853	1,013,417
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $295,246 and $267,985)	6,394,261	4,092,924
Trade - unbilled	95,896	240,635
Inventories
Raw materials	738,119	353,089
Finished goods	1,144,443	1,373,455
Prepaid expenses and other assets	212,797	126,047
Refundable income taxes	754,753	722,948
Deferred taxes	576,000	441,000

Total current assets	12,869,862	11,935,920

Property and equipment, net	4,283,280	4,106,611

Other assets	261,040	255,385

Total assets	$17,414,182	$16,297,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2015	December 31, 2014
Current liabilities
Accounts payable - trade	$1,833,230	$1,152,506
Accrued expenses and other liabilities	732,854	539,549
Accrued compensation	589,555	442,651
Current maturities of notes payable	361,514	363,821
Customer deposits	1,012,509	432,274

Total current liabilities	4,529,662	2,930,801

Notes payable - less current maturities	2,048,692	2,230,364
Deferred tax liability	640,000	663,000

Total liabilities	7,218,354	5,824,165

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,893,548 and 4,881,548 issued and outstanding	48,935	48,815
Additional paid-in capital	5,062,418	5,041,438
Accumulated other comprehensive loss, net	(26,139)	(6,629)
Retained earnings	5,212,914	5,492,427
	10,298,128	10,576,051
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	10,195,828	10,473,751

Total liabilities and stockholders' equity	$17,414,182	$16,297,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenue
Products sales and leasing	$5,600,996	$4,666,367
Shipping and installation revenue	813,894	1,393,336
Royalties	482,675	368,613

Total revenue	6,897,565	6,428,316

Cost of goods sold	5,229,992	5,022,910

Gross profit	1,667,573	1,405,406

Operating expenses
General and administrative expenses	746,357	806,931
Selling expenses	514,760	546,889

Total operating expenses	1,261,117	1,353,820

Gain on sale of assets	6,373	22,102
Other income	3,949	22,596

Operating income	416,778	96,284

Interest income (expense)
Interest expense	(23,737)	(29,847)
Interest income	816	1,544

Total other expense	(22,921)	(28,303)

Income before income tax expense	393,857	67,981

Income tax expense	149,000	38,000

Net income	$244,857	$29,981

Basic earnings per share	$0.05	$0.01
Diluted earnings per share	$0.05	$0.01

Weighted average number of common shares outstanding:
Basic	4,892,686	4,881,548
Diluted	4,938,234	4,928,652
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$244,857	$29,981
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	(10,438)	11,631

Comprehensive income	$234,419	$41,612

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax benefit of $6,000 for June 30, 2015 and an income tax expense of $8,000 for June 30, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Revenue
Products sales and leasing	$8,869,733	$8,736,705
Shipping and installation revenue	1,413,147	2,508,240
Royalties	814,810	820,779

Total revenue	11,097,690	12,065,724

Cost of goods sold	8,900,125	9,930,312

Gross profit	2,197,565	2,135,412

Operating expenses
General and administrative expenses	1,621,064	1,576,002
Selling expenses	1,018,774	1,086,369

Total operating expenses	2,639,838	2,662,371

Gain on sale of assets	11,627	34,079
Other income (expense)	14,556	52,673

Operating loss	(416,090)	(440,207)

Interest income (expense)
Interest expense	(50,730)	(58,604)
Interest income	1,308	7,256

Total other expense	(49,422)	(51,348)

Loss before income tax benefit	(465,512)	(491,555)

Income tax benefit	(186,000)	(193,000)

Net loss	$(279,512)	$(298,555)

Basic loss per share	$(0.06)	$(0.06)
Diluted loss per share	$(0.06)	$(0.06)

Weighted average number of common shares outstanding:
Basic	4,892,686	4,881,548
Diluted	4,892,686	4,881,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Net loss	$(279,512)	$(298,555)
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	(16,206)	28,513

Comprehensive loss	$(295,718)	$(270,042)

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax benefit of $10,000 for June 30, 2015 and an income tax expense of $19,000 for June 30, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Reconciliation of net loss to cash provided (absorbed) by operating activities
Net loss	$(279,512)	$(298,555)
Adjustments to reconcile net loss to net cash provided (absorbed) by operating activities:
Depreciation and amortization	333,931	312,066
Gain on disposal of fixed assets	(11,627)	(34,079)
Deferred taxes	(165,505)	(47,000)
(Increase) decrease in:
Accounts receivable - billed	(2,301,337)	748,418
Accounts receivable - unbilled	144,739	(164,166)
Inventories	(156,018)	410,994
Prepaid expenses and other assets	(92,405)	(276,288)
Prepaid income taxes	(31,805)	89,303
Increase (decrease) in:
Accounts payable - trade	680,725	(116,661)
Accrued expenses and other	193,304	(54,650)
Accrued compensation	146,904	—
Accrued income taxes payable	—	(302,263)
Customer deposits	580,235	(203,881)

Net cash provided (absorbed) by operating activities	(958,371)	63,238

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(17,943)	(36,217)
Purchases of property and equipment	(506,893)	(217,599)
Proceeds from sale of fixed assets	15,421	35,619

Net cash absorbed by investing activities	(509,415)	(218,197)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	55,160
Repayments of long-term borrowings	(183,979)	(187,700)
Proceeds from options exercised	21,100	—

Net cash absorbed by financing activities	(162,879)	(132,540)

Net decrease in cash and cash equivalents	(1,630,665)	(287,499)

Cash and cash equivalents
Beginning of period	3,572,405	3,136,063

End of period	$1,941,740	$2,848,564

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

Royalties are recognized as a percent of sales of the licensed product sold by the licensee on a monthly basis.  The Company licenses certain other precast companies to produce its licensed products to our engineering specifications under licensing agreements.  The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis.

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

Cash and Cash Equivalents

Cash and cash equivalents includes money market accounts.

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

NOTE 2. – NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options were excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were 81,166 for the three months ended June 30, 2015 and 254,166 for the three months ended June 30, 2014.

	Three Months Ended June 30,
	2015	2014
Basic income per share

Income available to common shareholders	$244,857	$29,981

Weighted average shares outstanding	4,892,686	4,881,548

Basic income per share	$0.05	$0.01

Diluted income per share

Income available to common shareholders	$244,857	$29,981

Weighted average shares outstanding	4,892,686	4,881,548
Dilutive effect of stock options	45,548	47,104

Total weighted average shares outstanding	4,938,234	4,928,652

Diluted income per share	$0.05	$0.01

	Six Months Ended June 30,
	2015	2014
Basic loss per share

Loss available to common shareholders	$(279,512)	$(298,555)

Weighted average shares outstanding	4,892,686	4,881,548

Basic loss per share	$(0.06)	$(0.06)

Diluted loss per share

Loss available to common shareholders	$(279,512)	$(298,555)

Weighted average shares outstanding	4,892,686	4,881,548
Dilutive effect of stock options	—	—

Total weighted average shares outstanding	4,892,686	4,881,548

Diluted loss per share	$(0.06)	$(0.06)

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2015 and June 30, 2014 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the three and six months ended June 30, 2015 or for the three and six months ended June 30, 2014.

The following table summarized options outstanding at June 30, 2015

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	305,099	$1.97
Granted	—	—
Forfeited	—	—
Exercised	(12,000)	1.76

Outstanding options at June 30, 2015	293,099	$1.98

Outstanding exercisable options at June 30, 2015	293,099	$1.98

The intrinsic value of outstanding and exercisable options at June 30, 2015 was approximately $100,000
.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to June 30, 2015 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance of profitable operations; in this respect, while the Company reported net income for the three months ended June 30, 2015, it reported a net loss for the year ended December 31, 2014, the six months ended June 30, 2015 and the quarter ended March 31, 2015,

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

The Company recorded a net loss for the six months ended June 30, 2015 in the amount of $279,512. This result stemmed mainly from a loss incurred by the Company for the three months ended March 31, 2015 in the amount of $524,369. As a result of our continually growing backlog over the past eight months, management was able to reduce this loss by almost half with net income of $244,857 for the quarter ended June 30, 2015. July production and sales showed a significant improvement over the prior months which leads management to believe that the third quarter will discharge the remainder of the first quarter loss and put the Company in a positive position for the year.

The Company's expectation for the fourth and final quarter of 2015 is to produce another positive quarter of earnings as a result of our current backlog, making 2015 a significant turnaround over 2014. It is management's belief that the positive quarterly earnings of the 2015 will continue into 2016.

Results of Operations

Three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Revenue By Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	% of Change	2015	2014	Change	% of Change
Product Sales:
Soundwall Sales	$571,905	$663,156	$(91,251)	(13.8)%	$862,948	$920,880	$(57,932)	(6.3)%
Architectural Panel Sales	1,047,436	182,408	865,028	474.2%	1,628,741	533,546	1,095,195	205.3%
Slenderwall Sales	708,293	975,126	(266,833)	(27.4)%	1,204,165	1,240,627	(36,462)	(2.9)%
Miscellaneous Wall Sales	206,734	74,714	132,020	176.7%	338,060	271,275	66,785	24.6%
Total Wall Sales	2,534,368	1,895,404	638,964	33.7%	4,033,914	2,966,328	1,067,586	36.0%
Barrier Sales	812,111	604,239	207,872	34.4%	1,248,409	1,695,623	(447,214)	(26.4)%
Easi-Set and Easi-Span Building Sales	773,600	1,189,699	(416,099)	(35.0)%	1,154,958	2,077,602	(922,644)	(44.4)%
Utility and Farm Product Sales	828,246	412,387	415,859	100.8%	1,205,318	774,574	430,744	55.6%
Miscellaneous Product Sales	468,516	327,691	140,825	43.0%	865,631	772,193	93,438	12.1%
Total Product Sales	5,416,841	4,429,420	987,421	22.3%	8,508,230	8,286,320	221,910	2.7%
Royalty Income	482,675	368,613	114,062	30.9%	814,810	820,779	(5,969)	(0.7)%
Barrier Rentals	184,155	236,947	(52,792)	(22.3)%	361,503	450,385	(88,882)	(19.7)%
Shipping and Installation Revenue	813,894	1,393,336	(579,442)	(41.6)%	1,413,147	2,508,240	(1,095,093)	(43.7)%
Total Service Revenue	1,480,724	1,998,896	(518,172)	(25.9)%	2,589,460	3,779,404	(1,189,944)	(31.5)%

Total Revenue	$6,897,565	$6,428,316	$469,249	7.3%	$11,097,690	$12,065,724	$(968,034)	(8.0)%

Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased significantly during the three and six months ended June 30, 2015, compared to the same period in 2014. The following describes the changes by product types:

Soundwall sales decreased slightly during the three and six month period ended June 30, 2015 when compared to the same period in 2014. The decrease in revenue was due to a large soundwall project which was being produced in 2014 that was completed during the fourth quarter of 2014. While production was slightly lower in the first half of 2015 we expect this trend to turn around in the second half of 2015 as three new soundwall projects will begin in the latter half of 2015. Management expects that Soundwall revenue should remain relatively strong during the remainder of the year and into 2016.

Architectural panel sales increased significantly during the three and six month period ended June 30, 2015, compared to the same period in 2014. The increase was due mainly to a large contract that started in first quarter of 2015 and and will continue into the fall of 2015. While the construction economy is trending up, the volume of architectural projects continues to be less than that of other wall panel projects and also while not as competitive as last year, are still the most competitive bids.

Slenderwall panel sales showed a slight decline during the three and six month period ended June 30, 2015 when compared to the same periods in 2014. There are two new Slenderwall projects starting during the second half of 2015 which will add significantly to the Slenderwall revenues during the period. Slenderwall sales should remain strong throughout 2015 and well into the next year.

Miscellaneous wall panels had a significant increase for the three and six month period ended June 30, 2015 when compared to the same period in 2014. The Company was awarded two large miscellaneous projects in excess of $3.0 million, of which one has already begun, with the other beginning in mid-August of 2015. Accordingly, we should see higher revenue for the remainder of the year and into 2016.

Barrier Sales - Barrier sales increased significantly during the three months ended June 30, 2015 compared to the same period in 2014. There was not specific reason why sales were higher in the three months ended June 30, 2015 other than more barrier sales requests were made. Sales for the six months ended June 30, 2015 were 26.4% lower than the same period in 2014 as the Company was producing two large contracts for barrier during 2014. Management is not sure at this time how much barrier will be produced and sold during the remainder of year; however, it has bid on several contracts which, if awarded, should help improve the overall sales for the year.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased 35.0% for the three months ended June 30, 2015, compared to the same period in 2014 and 44.4% for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in sales resulted primarily from higher demand for buildings in 2014 as compared to the demand in 2015. Management believes that the Company may see a slight increase in building sales over the remainder of 2015 based on its current building backlog, but customer installation demands will control when final installation will be made.
Utility and Farm Product Sales - Utility and farm products sales increased significantly during the three and six month periods ended June 30, 2015, compared to the same period in 2014. The Company received a large project for manholes on a local highway project for which delivery began in the fourth quarter of 2014 and will continue production through most of 2015. Utility products are tied closely with infrastructure spending by federal, state and local governments which seems to be improving.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased significantly for the three months ended June 30, 2015, compared to the same periods in 2014. These products increased slightly for the six months ended June 30, 2015, compared to the same period in 2014. The Company is producing three related projects for slabs to be used as balconies and other areas for a building project in the amount of $1.3 million. The project started production in April 2015 so most of the production was in the second quarter of 2015 which showed a bigger increase in that quarter as opposed to year-to-date. Production on the project will last into the fourth quarter of 2015. Management believes that miscellaneous sales will increase slightly over the remainder of the year.
Royalty Income - Royalty revenue increased by 30.9% for the three months ended June 30, 2015 compared to the same period in 2014. Royalty revenue decreased by 0.7% for the six months ended June 30, 2015 compared to the same period in 2014. Barrier royalties were up slightly during the second quarter while they were slightly down for the six month period ended June 30, 2015 when compared to the same periods in 2014. Building royalties were up significantly during the three and six month periods ended June 30, 2015 when compared to the same period in 2014. Management believes that royalties will continue to increase moderately over the remainder of 2015 as a result of the continuing improvement in the construction industry.
Barrier Rentals - Barrier rentals decreased moderately for the three and six month periods ended June 30, 2015 compared to the same periods in 2014. The decrease resulted primarily from lower overall projects being bid during the three and six month periods being reported for 2015 and 2014 on a comparative basis. The Company has bid on two large projects in Washington DC and Philadelphia, PA which will take place in late September of this year. Management believes the Company has an excellent chance to be awarded these projects which will result in a significant increase in sales for 2015.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased by 41.6% for the three months ended June 30, 2015, compared to the same period in 2014, and decreased by 43.7% for the six months ended June 30, 2015, compared to the same period in 2014. The Company is currently in a production phase in which more of our product being produced is being stored at our facilities. We will begin shipping and installing much of the customers stored material in the third and fourth quarter of 2015. Because of this activity in the second half of 2015, management believes that shipping and installation revenue levels will increase over the remainder of 2015.
Cost of Goods Sold – Total cost of goods sold for the three months ended June 30, 2015 increased by $207,082, or 4%, from the same period in 2014. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 82% for the three months ended June 30, 2015 and 83% for the same period in 2014. The cost of goods sold were higher for the three month period because of the increase in total revenue in the amount of $469,249, however, because of the increase in volume, the cost of goods sold as a percentage of total revenue, not including royalties, decreased by one percentage point. Effectively, for the first quarters of 2015 and 2014, the Company was operating below its break-even point resulting in substantial losses. During the second quarter of 2015 the Company began to operate above the break-even point which allowed it to show a small profit for the three months ended June 30, 2015. Total cost of goods sold for the six months ended June 30, 2015 decreased by $1,030,187, or 10%, from the same period in 2014. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 87% for the six months ended June 30, 2015 and 88% for the same period in 2014. The decrease in cost of goods sold was due mainly to reduced sales and a one percentage point decrease in the cost of goods sold, as a percentage of total revenue, not including royalties. While there has been some small price increases in some raw materials, inflation continues to remain relatively low and management believes inflation will continue to remain relatively low for the remainder of the 2015. The Company anticipates that with our current sales backlog, production will remain above the break-even point for the remainder of the year and well into 2016.
General and Administrative Expenses – For the three months ended June 30, 2015, the Company's general and administrative expenses decreased $60,574, or 8%, to $746,357 from $806,931 during the same period in 2014.  The decrease for the three month comparative periods was primarily due to a reduction in use tax which was due to a reduction in installation revenue, offset in part by an increase in salaries. For the six months ended June 30, 2015, the Company's general and administrative expenses increased $45,062, or 3% to $1,621,064 from $1,576,002 during the same period in 2014.  The increase in general and administrative expenses was due an increase in salaries partially offset by a decrease in use tax which was due to a reduction in installation revenue. General and administrative expense as a percentage of total revenue was 11% and 13% for the three months ended June 30, 2015 and 2014, respectively, and 15% and 13% for the six months ended June 30, 2015 and 2014, respectively.
Selling Expenses – Selling expenses for the three months ended June 30, 2015 decreased to $514,760 from $546,889 for the same period in 2014 or 6%. The decrease was due mainly to decreased advertising expenses during the winter months.  Selling expenses for the six months ended June 30, 2015 decreased to $1,018,774 from $1,086,369 for the same period in 2014 or 6%. The reduction in selling expenses was due to a planned decrease in advertising expense, which expense should increase slightly over the remainder of the year.
Operating Income (Loss) – The Company had operating income for the three months ended June 30, 2015 of $416,778 compared to operating income of $96,284 for the same period in 2014. The increase in operating income for the three months ended June 30, 2015 compared to the same period in 2014 was primarily the result of increased sales and a decrease in general and administrative expenses and selling expenses. The Company had an operating loss for the six months ended June 30, 2015 of $416,090 compared to an operating loss of $440,207 for the same period in 2014.
Interest Expense – Interest expense was slightly lower for the three and six months ended June 30, 2015, compared to the same period in 2014.  The decrease for the three and six months ended June 30, 2015 was due primarily to the payment of notes payable during the comparative periods.
Income Tax Expense (Benefit) – The Company had tax expense of $149,000, with an effective rate of 38%, for the three months ended June 30, 2015 compared to tax expense of $38,000 with an effective rate of 56% for the same period in 2014. The Company had a tax benefit of $186,000, with an effective rate of 40%, for the six months ended June 30, 2015 compared to a tax benefit of $193,000 with an effective rate of 39% for the same period in 2014. The changes in the tax expense (benefit) for the periods correlated to the change in pre-tax income (loss).
Net Income (Loss) – The Company had net income of $244,857 for the three months ended June 30, 2015, compared to net income of $29,981 for the same period in 2014. The Company had a net loss of 279,512 for the six months ended June 30, 2015, compared to a net loss of $298,555 for the same period in 2014.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first six months of 2015 primarily from cash balances.  The Company had $2,410,206 of debt obligations at June 30, 2015, of which $361,514 was scheduled to mature within twelve months. During the six months ended June 30, 2015, the Company made repayments of outstanding debt in the amount $183,979.
The Company has a note payable to Summit Community Bank (the “Bank”), with a balance of $2,410,206 as of June 30, 2015.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At June 30, 2015, the Company was in compliance with all covenants pursuant to the loan agreement as amended.
The Company also has a $2,000,000 line of credit, of which none was outstanding at June 30, 2015. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2015. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit.
At June 30, 2015, the Company had cash totaling $1,941,740 and $1,011,853 of investment securities available for sale compared to cash totaling $3,572,405 and $1,013,417 of investment securities available for sale at December 31, 2014. Investment securities available for sale at June 30, 2015 consist of 89,229 shares of USVAX (a Virginia Bond Fund).  The decrease in cash is primarily the result of a significantly higher level of accounts receivable at June 30, 2015 than at December 31, 2014, the purchase of capital items and the net loss for the period.
Capital spending totaled $506,893 for the three months ended June 30, 2015, as compared to $217,599 for the same period in 2014.  The 2015 expenditures were for land improvements, new construction vehicles and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $300,000 over the remainder of the year.
The Company's mortgage loan is financed at a fixed rate of 3.99% per annum. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $7,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, increased from 88 days for the year ended December 31, 2014 to 105 days for the six months ended June 30, 2015.  The increase in days sales outstanding is due to the increased retainage being held by customers as well as slower than normal collection during the winter months. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $1,882,562 at June 30, 2015 and at December 31, 2014 was $1,726,544, or an increase of $156,018.  Inventory turnover was 9.0 for the six months ended June 30, 2015, compared to 5.8 for the same period in 2014.

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

Inflation

Raw material costs for the Company, steel, cement, aggregates and other direct materials used in production increased slightly in 2014 and the first six months of 2015 and the Company anticipates prices will increase only slightly over the remainder of 2015.

Sales Backlog

As of June 30, 2015, the Company’s sales backlog was approximately $17.8 million, as compared to approximately $9.6 million at the same time in 2014.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 14, 2015	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2015	By:	/s/ William A. Kenter
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