Form 10-Q
period 2015-09-30
SMITH MIDLAND CORP
filed 2015-11-12
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

or

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

Common Stock, $.01 par value, outstanding as of November 5, 2015 : 4,852,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$991,143	$3,572,405
Investment securities, available-for-sale, at fair value	1,026,793	1,013,417
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $296,276 and $356,253)	10,258,618	4,092,924
Trade - unbilled	101,618	240,635
Inventories
Raw materials	748,090	353,089
Finished goods	1,420,243	1,373,455
Prepaid expenses and other assets	236,123	126,047
Refundable income taxes	67,221	722,948
Deferred taxes	619,000	441,000

Total current assets	15,468,849	11,935,920

Property and equipment, net	4,464,707	4,106,611

Other assets	269,260	255,385

Total assets	$20,202,816	$16,297,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2015	December 31, 2014
Current liabilities
Accounts payable - trade	$2,811,671	$1,152,506
Accrued expenses and other liabilities	1,158,949	539,549
Accrued compensation	698,109	442,651
Current maturities of notes payable	366,894	363,821
Customer deposits	1,168,402	432,274

Total current liabilities	6,204,025	2,930,801

Notes payable - less current maturities	2,049,182	2,230,364
Deferred tax liability	598,000	663,000

Total liabilities	8,851,207	5,824,165

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,893,548 and 4,881,548 issued and outstanding	48,935	48,815
Additional paid-in capital	5,062,418	5,041,438
Accumulated other comprehensive loss, net	(20,771)	(6,629)
Retained earnings	6,363,327	5,492,427
	11,453,909	10,576,051
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,351,609	10,473,751

Total liabilities and stockholders' equity	$20,202,816	$16,297,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenue
Products sales and leasing	$8,753,987	$4,558,745
Shipping and installation revenue	1,223,599	1,072,529
Royalties	425,831	343,821

Total revenue	10,403,417	5,975,095

Cost of goods sold	7,280,467	4,454,689

Gross profit	3,122,950	1,520,406

Operating expenses
General and administrative expenses	808,216	761,907
Selling expenses	558,212	549,134

Total operating expenses	1,366,428	1,311,041

Gain on sale of assets	4,066	4,352
Other income	9,009	3,055

Operating income	1,769,597	216,772

Interest income (expense)
Interest expense	(26,603)	(28,993)
Interest income	19,062	(289)

Total other expense, net	(7,541)	(29,282)

Income before income tax expense	1,762,056	187,490

Income tax expense	610,000	75,000

Net income	$1,152,056	$112,490

Basic earnings per share	$0.24	$0.02
Diluted earnings per share	$0.23	$0.02

Weighted average number of common shares outstanding:
Basic	4,893,548	4,881,548
Diluted	4,945,745	4,925,064
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$1,152,056	$112,490
Other comprehensive gain, net of tax:
Net unrealized holding gain (1)	3,368	5,274

Comprehensive income	$1,155,424	$117,764

(1) Unrealized gains on available for sale securities are shown net of income tax expense of $2,000 for September 30, 2015 and an income tax expense of $3,000 for September 30, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Revenue
Products sales and leasing	$17,623,720	$13,295,450
Shipping and installation revenue	2,636,746	3,580,769
Royalties	1,240,641	1,164,600

Total revenue	21,501,107	18,040,819

Cost of goods sold	16,180,592	14,385,001

Gross profit	5,320,515	3,655,818

Operating expenses
General and administrative expenses	2,429,280	2,337,909
Selling expenses	1,576,986	1,635,503

Total operating expenses	4,006,266	3,973,412

Gain on sale of assets	15,693	38,431
Other income	23,565	55,728

Operating income (loss)	1,353,507	(223,435)

Interest income (expense)
Interest expense	(77,333)	(87,597)
Interest income	20,370	6,967

Total other expense, net	(56,963)	(80,630)

Income (loss) before income tax expense (benefit)	1,296,544	(304,065)

Income tax expense (benefit)	424,000	(118,000)

Net income (loss)	$872,544	$(186,065)

Basic income (loss) per share	$0.18	$(0.04)
Diluted income (loss) per share	$0.18	$(0.04)

Weighted average number of common shares outstanding:
Basic	4,892,977	4,881,548
Diluted	4,943,985	4,881,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$872,544	$(186,065)
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	(12,771)	28,513

Comprehensive income (loss)	$859,773	$(157,552)

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax benefit of $8,000 for September 30, 2015 and an income tax expense of $19,000 for September 30, 2014.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Reconciliation of net income (loss) to cash provided (absorbed) by operating activities
Net income (loss)	$872,544	$(186,065)
Adjustments to reconcile net income (loss) to net cash provided (absorbed) by operating activities:
Depreciation and amortization	499,554	474,744
Gain on disposal of fixed assets	(15,693)	(38,431)
Deferred taxes	(243,000)	(155,000)
(Increase) decrease in:
Accounts receivable - billed	(6,165,694)	2,450,365
Accounts receivable - unbilled	139,017	(204,854)
Inventories	(441,789)	261,984
Prepaid expenses and other assets	(123,949)	(66,895)
Prepaid income taxes	655,727	(126,100)
Increase (decrease) in:
Accounts payable - trade	1,656,645	(76,586)
Accrued expenses and other	619,400	(53,377)
Accrued compensation	255,458	—
Accrued income taxes payable	—	(302,263)
Customer deposits	736,128	(246,259)

Net cash provided (absorbed) by operating activities	(1,555,652)	1,731,263

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(27,519)	(45,503)
Purchases of property and equipment	(864,814)	(398,684)
Proceeds from sale of fixed assets	23,731	40,116

Net cash absorbed by investing activities	(868,602)	(404,071)

Cash flows from financing activities:
Proceeds from long-term borrowings	97,005	55,159
Repayments of long-term borrowings	(275,114)	(280,980)
Proceeds from options exercised	21,101	—

Net cash absorbed by financing activities	(157,008)	(225,821)

Net increase (decrease) in cash and cash equivalents	(2,581,262)	1,101,371

Cash and cash equivalents
Beginning of period	3,572,405	3,136,063

End of period	$991,143	$4,237,434

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

Adjusting Entry

During the third quarter of 2015, the Company made an adjusting journal entry to record $240,000 of accounts receivable and revenue which related to the prior year.  The entry was recorded in the current period since the effects of the adjusting journal entry was immaterial to both the prior and current periods.

Cash and Cash Equivalents

Cash and cash equivalents includes money market accounts.

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

NOTE 2. – NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options are excluded from the diluted earnings per share calculation where they would have an anti-dilutive effect. There were no excluded options for the three and nine months ended September 30, 2015 and 254,166 for the three and nine months ended September 30, 2014.

	Three Months Ended September 30,
	2015	2014
Basic income per share

Income available to common shareholders	$1,152,056	$112,490

Weighted average shares outstanding	4,893,548	4,881,548

Basic income per share	$0.24	$0.02

Diluted income per share

Income available to common shareholders	$1,152,056	$112,490

Weighted average shares outstanding	4,893,548	4,881,548
Dilutive effect of stock options	52,197	43,516

Total weighted average shares outstanding	4,945,745	4,925,064

Diluted income per share	$0.23	$0.02

	Nine Months Ended September 30,
	2015	2014
Basic income (loss) per share

Income (loss) available to common shareholders	$872,544	$(186,065)

Weighted average shares outstanding	4,892,977	4,881,548

Basic income (loss) per share	$0.18	$(0.04)

Diluted income (loss) per share

Income (loss) available to common shareholders	$872,544	$(186,065)

Weighted average shares outstanding	4,892,977	4,881,548
Dilutive effect of stock options	51,008	—

Total weighted average shares outstanding	4,943,985	4,881,548

Diluted income (loss) per share	$0.18	$(0.04)

NOTE 3. – NOTES PAYABLE
The Company has a note payable to Summit Community Bank (the “Bank”), with a balance of $1,635,987 as of September 30, 2015.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At September 30, 2015, the Company was in compliance with all covenants pursuant to the loan agreement as amended.
The Company also has a $2,000,000 line of credit, of which none was outstanding at September 30, 2015. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2016. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit.

NOTE 3. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2015 and September 30, 2014 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the three and nine months ended September 30, 2015 or for the three and nine months ended September 30, 2014.

The following table summarized options outstanding at September 30, 2015

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	305,099	$1.97
Granted	—	—
Forfeited	(81,166)	2.52
Exercised	(12,000)	1.76

Outstanding options at September 30, 2015	211,933	$1.78

Outstanding exercisable options at September 30, 2015	211,933	$1.78

The intrinsic value of outstanding and exercisable options at September 30, 2015 was approximately $164,000.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to September 30, 2015 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

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

•
no assurance of profitable operations; in this respect, while the Company reported net income for the three and nine months ended September 30, 2015, it reported a net loss for the year ended December 31, 2014 and for the six months ended June 30, 2015,

•	while our debt level is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service area which has been showing signs of improvement over the past six months,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company had a significant increase in net income for the three and nine months ended September 30, 2015. The net income for the three and nine months ended was $1,152,056 and $872,544, respectively, and the increase over prior 2015 quarters was due to increased sales in almost all product lines throughout the Company. The increase in sales and net income made this quarter one of the most profitable quarters in recent years. Production, not including special barrier rental revenue, has more than doubled over the first quarter of 2015 and should continue to improve into the fourth quarter of 2015, provided the weather in the fourth quarter is not too severe.

Concrete Safety Systems, our barrier rental subsidiary, was fortunate to be awarded the contract to supply barrier for the Papal visit to both Philadelphia, PA and Washington, DC in September 2015. While the project had a positive impact on our net income, the logistical efforts required for the barrier, equipment and manpower scheduling were enormous.

Results of Operations

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Revenue By Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	% of Change	2015	2014	Change	% of Change
Product Sales:
Soundwall Sales	$871,711	$878,675	$(6,964)	(1)%	$1,734,659	$1,799,555	$(64,896)	(4)%
Architectural Panel Sales	412,176	456,001	(43,825)	(10)%	2,040,917	989,547	1,051,370	106%
Slenderwall Sales	1,005,492	47,139	958,353	2,033%	2,209,657	1,287,766	921,891	72%
Miscellaneous Wall Sales	964,101	82,623	881,478	1,067%	1,829,732	353,898	1,475,834	417%
Total Wall Sales	3,253,480	1,464,438	1,789,042	122%	7,814,965	4,430,766	3,384,199	76%
Barrier Sales	617,101	925,315	(308,214)	(33)%	1,865,510	2,620,938	(755,428)	(29)%
Easi-Set and Easi-Span Building Sales	692,169	852,313	(160,144)	(19)%	1,847,127	2,929,915	(1,082,788)	(37)%
Utility and Farm Product Sales	732,692	384,678	348,014	90%	1,938,010	1,159,252	778,758	67%
Miscellaneous Product Sales	320,784	184,982	135,802	73%	658,844	957,175	(298,331)	(31)%
Total Product Sales	5,616,226	3,811,726	1,804,500	47%	14,124,456	12,098,046	2,026,410	17%
Royalty Income	425,831	343,821	82,010	24%	1,240,641	1,164,600	76,041	7%
Barrier Rentals	3,137,761	747,019	2,390,742	320%	3,499,264	1,197,404	2,301,860	192%
Shipping and Installation Revenue	1,223,599	1,072,529	151,070	14%	2,636,746	3,580,769	(944,023)	(26)%
Total Service Revenue	4,787,191	2,163,369	2,623,822	121%	7,376,651	5,942,773	1,433,878	24%

Total Revenue	$10,403,417	$5,975,095	$4,428,322	74%	$21,501,107	$18,040,819	$3,460,288	19%

Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased significantly during the three and nine months ended September 30, 2015, compared to the same period in 2014. The following describes the changes by product type:

Soundwall sales remained fairly constant during the three and nine month period ended September 30, 2015 when compared to the same period in 2014. With state highway departments beginning to have more highway funds during the periods, the Company has been able to keep soundwall production high during the last 12 months. In addition, the pricing has increased slightly during the last few quarters. Management expects that soundwall revenue should remain relatively strong during the remainder of the year and into 2016.

Architectural panel sales decreased slightly during the three month period ended September 30, 2015, compared to the same period in 2014. The decrease resulted from having two projects in production during the third quarter of 2014 with those projects ending in the fourth quarter of 2014. The Company began a large architectural project in the first quarter of 2015 that will be in production during the remainder of 2015, which resulted in a significant increase in sales during the first six months of the year, thereby increasing sales when comparing the nine month periods ending September 30, 2015 and 2014. While the construction economy has been trending up for the past 12 months, the volume of architectural projects continues to be less than that of other wall panel projects and also while not as competitive as last year, are still the most competitive bids.

Slenderwall panel sales increased dramatically during the three month period ended September 30, 2015 when compared to the same period in 2014. Two new Slenderwall projects started in the second quarter of 2015 which significantly added to Slenderwall revenues for the three months ended September 30, 2015, while very little was produced during the same period in 2014. The two new Slenderwall projects that started in the second quarter of 2015 resulted in increased revenue for the nine months ended September 30, 2015, when compared to the same period in 2014. Slenderwall sales should remain strong throughout 2015 and into the 2016.

During the third quarter of 2015, some of the miscellaneous products were reclassified from Miscellaneous Products to Miscellaneous Wall Panels as it was believed to be better classified under the latter product type. The reclassification was made to the 2014 products so a comparison could be made. Miscellaneous wall panels significantly increased for the three and nine month periods ended September 30, 2015 when compared to the same period in 2014. The Company was awarded four miscellaneous related projects in excess of $1.5 million which were needed on a very tight schedule. Because of the fast production schedule, our earlier projection of the production span of these related projects into 2016 will be limited to the fourth quarter of 2015. The Company will begin another miscellaneous project in the fourth quarter of 2015 that will run through 2016 in the approximate amount of $2.5 million.

Barrier Sales - Barrier sales decreased significantly during the three and nine months ended September 30, 2015 compared to the same periods in 2014. There were several large barrier orders produced in 2014 during the three and nine month periods. During the three and nine month periods ended September 30, 2015, we have received several medium size barrier orders which have not shipped as of yet, however, these orders are expected to ship in the fourth quarter of 2015 which should significantly increase barrier sales in the fourth quarter of 2015 over the fourth quarter of 2014.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased 19% for the three months ended September 30, 2015, compared to the same period in 2014 and 37% for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in sales was mainly due to a contract with GSA which resulted in a greater quantity of sales in the three and nine month periods in 2014 than in same periods in 2015. Management believes that the Company may see a slight increase in building sales during the fourth quarter of 2015 over the fourth quarter of the prior year based on its current building backlog, but customer installation demands will control when final installation will be made.
Utility and Farm Product Sales - Utility and farm products sales increased significantly during the three and nine month periods ended September 30, 2015, compared to the same periods in 2014. The Company received a large order for manholes on a local highway project for which delivery began in the fourth quarter of 2014 and will continue production through most of 2015. Utility products are tied closely with infrastructure spending by federal, state and local governments which seems to be improving.
Miscellaneous Product Sales - See reclassification note included in miscellaneous wall panels above. Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased slightly for the three months ended September 30, 2015, compared to the same period in 2014. These products decreased significantly for the nine months ended September 30, 2015, compared to the same period in 2014. The decrease for the nine months ended September 30, 2015 compared to the same period in 2014 resulted from a general decrease in in this product line. Management believes that miscellaneous sales will increase slightly during the fourth quarter of 2015 over the fourth quarter of the prior year.

Royalty Income - Royalty revenue increased by 23% for the three months ended September 30, 2015 compared to the same period in 2014. Royalty revenue increased by 6% for the nine months ended September 30, 2015 compared to the same period in 2014. All royalty revenues, including barrier revenue, building revenue, Slenderwall revenue and Softsound revenue were up during the three and nine months ended September 30, 2015 compared to the same periods in 2014. Management believes that royalties will continue to increase moderately over the remainder of 2015 as a result of the continuing improvement in the construction industry.
Barrier Rentals - Barrier rentals increased significantly for the three and nine month periods ended September 30, 2015 compared to the same periods in 2014. The increase resulted primarily from two large rental contracts awarded the Company for two short-term barrier rental projects in Washington DC and Philadelphia, PA for the month of September 30, 2015. These projects were related to the Papal visit, and this type of special event may not be repeated in the near future or in the year 2016. The Company will endeavor to find this type of project in the future, but projects like this one are particularly few and far between. While the increase in revenue for barrier due to the special project was significant, regular barrier rentals excluding the special projects revenue were up significantly for both the three and nine months ended September 30, 2015 when compared to the same periods in 2014. The increase was due to the continued increase in the construction industry and particularly in highway infrastructure spending.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by 15% for the three months ended September 30, 2015, compared to the same period in 2014, and decreased by 26% for the nine months ended September 30, 2015, compared to the same period in 2014. The Company is currently involved in only one large installation project at the current time so that installation revenue for the third quarter of 2015 is slightly above the third quarter revenue of 2014. During the third quarter of 2015 we have started to ship several soundwall projects as well as the miscellaneous wall panel project described above, consequently we are above the shipping revenue for the same quarter of 2014. In November, 2015 we will begin shipping three Slenderwall projects and one architectural project. Shipping and installation revenue for the nine months ended September 30, 2015 is below that of the same period in 2014 due to the low installation and shipping activity early in the year. With the shipping revenue generated by the current projects shipping and the new ones beginning to ship in November, shipping and installation revenue should increase in the fourth quarter of 2015 from the fourth quarter of the prior year. For the full year 2015, the Company will continue to be behind 2014 revenues based on the installation and shipping activities discussed above.
Cost of Goods Sold – Total cost of goods sold for the three months ended September 30, 2015 increased by $2,825,778, or 63%, from the same period in 2014. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 73% for the three months ended September 30, 2015 and 79% for the same period in 2014. The cost of goods sold was higher for the three month period because of the increase in total revenue in the amount of $4,428,322, however, because of the increase in revenue, and the resulting absorption of fixed costs over such higher revenue base, the cost of goods sold as a percentage of total revenue, not including royalties, decreased by six percentage points. Total cost of goods sold for the nine months ended September 30, 2015 increased by $1,795,591, or 10%, from the same period in 2014. Even as cost of goods sold increased, the total cost of goods sold, as a percentage of total revenue, not including royalties, was 80% for the nine months ended September 30, 2015 and 85% for the same period in 2014. The decrease in cost of goods sold as a percentage of revenue was due mainly to increased efficiencies in production as a part of our lean journey and a slightly increased margins on our special projects discussed above in the barrier rental section above. The Company has encountered some price increases in some raw materials, partially offset by temporary decreases in steel prices. Inflation continues to remain relatively low and management believes inflation will continue to remain relatively low for the remainder of the 2015. The Company anticipates that with our current sales backlog, production will remain high through the remainder of the year and well into 2016.
General and Administrative Expenses – For the three months ended September 30, 2015, the Company's general and administrative expenses increased $46,309, or 6%, to $808,216 from $761,907 during the same period in 2014.  The increase for the three month comparative periods was primarily due to an increase in payroll expenses and a reduction in use tax caused by a reduction in installation revenue. For the nine months ended September 30, 2015, the Company's general and administrative expenses increased $91,371, or 4%, to $2,429,280 from 2,337,909 during the same period in 2014.  The increase in general and administrative expenses was due an increase in salaries partially offset by a decrease in use tax which was caused by a reduction in installation revenue. General and administrative expense as a percentage of total revenue was 8% and 13% for the three months ended September 30, 2015 and 2014, respectively, and 11% and 13% for the nine months ended September 30, 2015 and 2014, respectively.

Selling Expenses – Selling expenses for the three months ended September 30, 2015 increased to $558,212 from $549,134 for the same period in 2014 or 2%. The increase was due mainly to increased payroll expense partially offset by general office expense.  Selling expenses for the nine months ended September 30, 2015 decreased to $1,576,986 from 1,635,503 for the same period in 2014 or 4%. The reduction in selling expenses was due to a planned decrease in advertising expense partially offset by an increase in salaries.
Operating Income Loss – The Company had operating income for the three months ended September 30, 2015 of $1,769,597 compared to operating income of $216,772 for the same period in 2014. The Company had an operating income for the nine months ended September 30, 2015 of $1,353,507 compared to an operating loss of $223,435 for the same period in 2014. The increase in operating income for the three and nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in sales of product and special projects revenue and a decrease in the cost of goods sold as a percentage of total revenue, not including royalties.
Interest Expense – Interest expense was slightly lower for the three and six months ended September 30, 2015, compared to the same period in 2014.  The decrease for the three and nine months ended September 30, 2015 was due primarily to the payment of notes payable during the comparative periods.
Income Tax Expense (Benefit) – The Company had tax expense of $610,000, with an effective rate of 35%, for the three months ended September 30, 2015 compared to tax expense of $75,000 with an effective rate of 40% for the same period in 2014. The Company had tax expense of $424,000, with an effective rate of 33%, for the nine months ended September 30, 2015 compared to a tax benefit of $118,000 with an effective rate of 39% for the same period in 2014. The changes in the tax expense (benefit) for the periods correlated to the change in pre-tax income (loss).
Net Income (Loss) – The Company had net income of $1,152,056 for the three months ended September 30, 2015, compared to net income of $112,490 for the same period in 2014. The Company had net income of $872,544 for the nine months ended September 30, 2015, compared to a net loss of $186,065 for the same period in 2014.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first nine months of 2015 primarily from cash balances and notes payable to a bank.  The Company had $2,416,076 of debt obligations at September 30, 2015, of which $366,894 was scheduled to mature within twelve months. During the nine months ended September 30, 2015, the Company made repayments of outstanding debt in the amount $275,114.
The Company has a note payable to Summit Community Bank (the “Bank”), with a balance of $1,635,987 as of September 30, 2015.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan as long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At September 30, 2015, the Company was in compliance with all covenants pursuant to the loan agreement as amended.
The Company also has a $2,000,000 line of credit, of which none was outstanding at September 30, 2015. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2016. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit.
At September 30, 2015, the Company had cash and cash equivalents totaling $991,143 and $1,026,793 of investment securities available for sale compared to cash and cash equivalents totaling $3,572,405 and $1,013,417 of investment securities available for sale at December 31, 2014. Investment securities available for sale at September 30, 2015 consist of 90,070 shares of USVAX (a Virginia Bond Fund).  The decrease in cash is primarily the result of a significantly higher level of accounts receivable at September 30, 2015 than at December 31, 2014, the purchase of capital assets and the repayment of notes payable. The significantly higher accounts receivable are a byproduct of the significant sales generated in the quarter ended September 30, 2015 .
Capital spending totaled $864,814 for the nine months ended September 30, 2015, as compared to $398,684 for the same period in 2014.  The 2015 expenditures were for land improvements, new construction vehicles and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $150,000 over the remainder of the year.

The Company's mortgage loan is financed at a fixed rate of 3.99% per annum. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, decreased from 88 days for the year ended December 31, 2014 to 87 days for the nine months ended September 30, 2015.  The decrease in days sales outstanding is due to increased efficiency in our collection efforts during 2015. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $2,168,333 at September 30, 2015 and at December 31, 2014 was $1,726,544, or an increase of $441,789.  Inventory turnover was 7.3 for the nine months ended September 30, 2015, compared to 8.4 for the same period in 2014.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production, except for steel that has decreased slightly, increased slightly in 2014 and the first nine months of 2015 and the Company anticipates prices will increase only slightly over the remainder of 2015.

Sales Backlog

As of November 12, 2015, the Company’s sales backlog was approximately $14.1 million, as compared to approximately $12.9 million at the same time in 2014.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2015.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
10.1
Promissory Note, dated September 12, 2015, in the amount of $2,000,000 issued by the Company to Summit Community Bank (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.2
Commitment Letter related to the line of credit dated September 8, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015)

10.3
Commercial Loan Application - Summary related to the line of credit dated August 1, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.4
Commercial Security Agreement related to the line of credit dated September 12, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.5
Commitment Letter related to the guidance line of credit dated September 8, 2015(incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.6
Commercial loan Application - Summary related to the guidance line of credit dated August 1, 2015(incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 12, 2015	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2015	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended September 30,

Exhibit No	Exhibit Description
10.1
Promissory Note, dated September 12, 2015, in the amount of $2,000,000 issued by the Company to Summit Community Bank (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.2
Commitment Letter related to the line of credit dated September 8, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015)

10.3
Commercial Loan Application - Summary related to the line of credit dated August 1, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.4
Commercial Security Agreement related to the line of credit dated September 12, 2015 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.5
Commitment Letter related to the guidance line of credit dated September 8, 2015(incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.6
Commercial loan Application - Summary related to the guidance line of credit dated August 1, 2015(incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

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