Form 10-K/A
period 2014-12-31
SMITH MIDLAND CORP
filed 2016-01-08
CIK 924719

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
Documents Incorporated By Reference
None

EXPLANATORY NOTE
The Company has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), which was originally filed on March 31, 2015. This Amendment is being filed solely to correct an inadvertent misstatement of the certifying period contained in the certifications on Exhibit 32. These revised certifications are currently dated, refer to the correct certifying period and are included as exhibits to this Amendment.
Except as described above, the Company has not modified or updated disclosures made in the Original Form 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any disclosures affected by subsequent events.

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

	2014	2013
Audit Fees	$134,800	$135,800
Tax Fees	24,754	25,991
Audit-Related Fees	13,650	5,450

Total Fees	$173,204	$167,241

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included in Part II, Item 8, page 16 of this Form 10-K/A

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1*	Consent of BDO USA, LLP.

31.1**	Certification of Chief Executive Officer.

31.2**	Certification of Principal Financial Officer.

32.1**	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Included in original filing of the Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date:	January 8, 2016	By:	/s/ Rodney I. Smith
Rodney I. Smith, CEO
(principal executive officer)

Date:	January 8, 2016	By:	/s/ William A. Kenter
William A. Kenter, CFO
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	January 8, 2016
Rodney I. Smith

/s/ Wesley A. Taylor	Director	January 8, 2016
Wesley A. Taylor

/s/ Ashley B. Smith	Director	January 8, 2016
Ashley B. Smith

/s/ G. E. Borst	Director	January 8, 2016
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