Form 10-Q/A
period 2015-03-31
SMITH MIDLAND CORP
filed 2016-01-08
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The Company has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Form 10-Q”), which was originally filed on May 14, 2015. This Amendment is being filed solely to correct an inadvertent misstatement of the periodic report referenced in the first paragraph of the certifications on Exhibits 31.1 and 31.2. These revised certifications are currently dated, refer to this Form 10-Q/A and are included as exhibits to this Amendment.
Except as described above, the Company has not modified or updated disclosures made in the Original Form 10-Q in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any disclosures affected by subsequent events.

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

ITEM 1A.    Risk Factors

Not required

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Mine Safety Disclosures

Not applicable

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Included in original filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	January 8, 2015	By:	/s/ Rodney I. Smith
Rodney I. Smith, President
(Principal Executive Officer)

Date:	January 8, 2015	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q/A
For The Three Months Ended March 31, 2015

Exhibit No	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Included in original filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.