Form 10-Q/A
period 2015-06-30
SMITH MIDLAND CORP
filed 2016-01-08
CIK 924719

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

EXPLANATORY NOTE
The Company has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Original Form 10-Q”), which was originally filed on August 14, 2015. This Amendment is being filed solely to correct an inadvertent misstatement of the periodic report referenced in the first paragraph of the certifications on Exhibits 31.1 and 31.2 and the certifying period contained in the certifications on Exhibit 32. These revised certifications are currently dated, refer to this Form 10-Q/A and the correct certifying period and are included as exhibits to this Amendment.
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

* Filed herewith.

** Included in original filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	January 8, 2016	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	January 8, 2016	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q/A
For The Three Months Ended June 30, 2015

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

* Filed herewith.

** Included in original filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.