Form 10-Q/A
period 2015-09-30
SMITH MIDLAND CORP
filed 2016-01-08
CIK 924719

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

EXPLANATORY NOTE
The Company has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the “Original Form 10-Q”), which was originally filed on November 12, 2015. This Amendment is being filed solely to correct an inadvertent misstatement of the periodic report referenced in the first paragraph of the certifications on Exhibits 31.1 and 31.2 and the certifying period contained in the certifications on Exhibit 32. These revised certifications are currently dated, refer to this Form 10-Q/A and the correct certifying period and are included as exhibits to this Amendment.
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

Sales Backlog

As of January 8, 2016, the Company’s sales backlog was approximately $14.1 million, as compared to approximately $12.9 million at the same time in 2014.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually.

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

* Filed herewith.

** Included in original filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

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
For The Three Months Ended September 30, 2015

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

* Filed herewith.

** Included in original filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.