Form 10-K
period 2015-12-31
SMITH MIDLAND CORP
filed 2016-03-28
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2015 (the last business day of the Company’s most recently completed second fiscal quarter) was $8,927,692.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.
As of March 4, 2016, the Company had outstanding 4,919,548 shares of Common Stock, $.01 par value per share, net of treasury shares.
Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	no assurance of profitable operations; in this respect, while the Company reported net income for the year ended December 31, 2015, it reported a net loss for the year ended December 31, 2014,

•	while the level of our indebtedness is decreasing, the ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

Products

The Company's precast concrete products are cast in manufacturing facilities and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced offsite in a “batch plant,”and delivered with a concrete mixer truck where it is mixed and delivered to a construction site to be poured and set at the site.  Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building. Structural uses include building walls, frames, floors, or roofs.  The Company currently manufactures and sells a wide variety of products for use in the construction, transportation and utility industries.

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

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use alongside highways around residential, industrial, and commercial properties. With additional reinforcement, Sierra Wall™ can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall™ is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system.  This tongue and groove connection system and its foundation connection make Sierra Wall™ easy to install and move if boundaries change or highways are relocated after the completion of a project.  The newly patented Sierra Wall II one-piece extended post and panel design reduces installation time and cost.

The Company custom designs and manufactures Sierra Wall™ components to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending upon the terrain and application.  The Company also produces generic post and panel design sound barrier wall systems.  These systems are constructed of steel or precast concrete columns (the Company manufactures the prestressed columns) with precast concrete panels which slide down into the groove in each column.

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

The Company has received “design protection” of the “end taper” on each end of the barrier sections and the “J-Hook” in the United States, Canada, Australia and New Zealand.  If successful, these features cannot be copied by others. The United States has issued a "trade dress" registration for the "end taper" design feature.

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

J-J Hooks free-standing barrier has been approved for use on state and federally funded projects by 42 states, plus Washington, D.C. The Company is in various stages of the application process in additional states  and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada (Alberta, Nova Scotia, New Brunswick and Ontario), Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

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

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Each project must apply for approval by the appropriate state to obtain a permit to install the Beach Prism.  Such approvals are meeting resistance from the environmental agencies, however, the Company believes approval is forthcoming. In the event that approvals are not timely received, psnxinv odxsdz my be cancelled. In 2011, the Company installed its first Beach Prism protection on Virginia's Chesapeake Bay shoreline.

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

The Company has entered into 50 licensing agreements in the United States, eight in Canada, two in Mexico and one each in Belgium, New Zealand, Australia and Trinidad, for a total of 64 licensees worldwide. The Company sold one new building licensee during 2015 and added a second plant to an existing licensee.

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

While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed.  During 2012, the Company instituted a lawsuit for the infringement of its intellectual properties by a company producing its J-J Hooks highway barrier without a license. The Company successfully settled this matter by requiring the defendant's acceptance of becoming a licensee and thereby paying royalties on J-J Hooks® highway barrier sales. Even if a competitor's products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action would be very costly, and assuming the Company has sufficient resources, would divert funds and resources that otherwise could be used in the Company's operations.  No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.

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

Employees

As of March 4, 2016, the Company had a total of 205 employees, of which 167 are full-time, four are part-time and 34 are temporary workers, with 186 located at the Company's Midland, Virginia facility,19 are located at the Company's facility in Reidsville and North Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

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

On March 27, 2016, the Company executed an agreement to purchase the land, building and fixtures of a facility located in Hopkins, South Carolina for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The purchase is subject to certain conditions, including a satisfactory appraisal and an environmental study. The Company anticipates that the closing, if it occurs, shall occur in 4-6 weeks. The facility and related assets will be used as collateral for an anticipated bank loan in the approximate amount of $1,240,000.

In the event the Company consummates the purchase of the South Carolina facility, the Company believes that it will have sufficient capacity to cover additional territory in the Atlantic Coast region down to the northern part of Florida. Its present facilities will be adequate for its current needs in its other territory and that they are adequately covered by insurance.  Substantially all of the Company’s facilities and equipment (not including the new facility) are used as collateral for a note payable, which note as of December 31, 2015 had a balance of $1,814,825.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTCQX Markets under the symbol "SMID".

As of March 4, 2016, there were approximately 60 record holders of the Company's Common Stock. Management believes there are at least 350 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Markets for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2015
First Quarter	$2.75	$2.15
Second Quarter	2.50	2.05
Third Quarter	2.77	2.05
Fourth Quarter	3.59	2.45
2014
First Quarter	$2.74	$2.00
Second Quarter	2.38	1.80
Third Quarter	2.10	1.82
Fourth Quarter	2.38	1.95

Dividends

On December 1, 2015, the Company declared a special dividend of $.04 per share of Common Stock for holders of record as of December 18, 2015, which was paid on December 30, 2015. On December 12, 2014, the Company declared a special dividend of $.035 per share of Common Stock for holders of record as of December 17, 2014, which was paid on December 30, 2014. Although the Company paid a dividend for the preceding four years, the Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

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

Overview

Overall, the Company’s financial performance improved significantly in 2015 when compared to 2014. The Company had net income in 2015 in the amount of $1,044,304 compared to a net loss of $804,838 for 2014.  The improvement came in several areas: 1). 30% increase in revenues or $6.7 million, 2). $2.6 million increase in one our most profitable product lines, barrier rentals, 3). a 7% increase in gross profit as a percentage of revenue. In addition, the Company was able to obtain the contract to rent, set and remove its highway safety barrier during the 2015 visit of the Pope to both Philadelphia, Pennsylvania and Washington, D.C. This contract helped to add additional profit to the net income for the third quarter of the year. During the fourth quarter of 2015, and the first quarter of 2016, the Company received several new contracts for its precast products that will begin production in 2016. The Company has also bid on several soundwall, slenderwall and miscellaneous projects that are scheduled to begin in the second half of 2016 for which the Company will probably receive one or more.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

For the year ended December 31, 2015, the Company had total revenue of $29,204,239 compared to total revenue of $22,470,837 for the year ended December 31, 2014, an increase of $6,733,402, or 30%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall panel sales, which include Soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2015 and 2014:

Sales By Product Type
	2015	2014	Change	% of Change
Product Sales:
Soundwall Sales	$3,214,071	$2,244,477	$969,594	43.2%
Architectural Panel Sales	2,301,706	1,032,595	1,269,111	122.9%
Slenderwall Sales	3,068,800	1,624,473	1,444,327	88.9%
Miscellaneous Wall Sales	2,469,978	1,607,591	862,387	53.6%
Total Wall Panel Sales	11,054,555	6,509,136	4,545,419	69.8%
Barrier Sales	2,737,274	3,076,680	(339,406)	(11.0)%
Beach Prisms	25,500	3,825	21,675	566.7%
Easi-Set and Easi-Span Building Sales	2,893,688	3,729,703	(836,015)	(22.4)%
Utility and Farm Product Sales	2,681,500	1,608,417	1,073,083	66.7%
Miscellaneous Product Sales	516,139	315,615	200,524	63.5%
Total Product Sales	19,908,656	15,243,376	4,665,280	30.6%
Royalties income	1,742,310	1,592,633	149,677	9.4%
Barrier Rentals	3,947,068	1,365,671	2,581,397	189.0%
Shipping and Installation	3,606,205	4,269,157	(662,952)	(15.5)%
Total Service Revenue	9,295,583	7,227,461	2,068,122	28.6%
Total Sales	$29,204,239	$22,470,837	$6,733,402	30.0%

Wall Panel Sales – Wall panel sales are generally medium to large contracts issued by general contractors for production and delivery of a specific wall panel product for a specific construction project.  Changes in the mix of wall panel sales depend on what contracts are in production during the period.  Overall wall panel sales increased by 69.8% for year ended December 31, 2015, compared to the same period in 2014. The following describes the changes by wall panel type:

Soundwall sales increased by 43.2% in 2015 over 2014 due primarily to two large contracts started in 2015, and even though 2014 had the same number of contracts in progress as 2015, the total value of these contracts was much smaller. The Company has six soundwall projects in production as of the first quarter of 2016 and has bid on several more that will commence in the second quarter of 2016 which should allow the Company to exceed the the 2015 production and sales output.

Architectural sales increased by 122.9% in 2015 over 2014 due to a large contract that was started and completed in 2015. Although architectural project bids have increased somewhat over the last year, they are still lagging behind other project type bids and are still bidding at lower gross margins. Management expects Architectural revenue to decrease slightly in 2016 based on contracts currently in hand.

Slenderwall™ sales increased by 88.9% in 2015 when compared to 2014. The Company had only one large Slenderwall™ project in production during 2014, however, the Company had several new Slenderwall™ projects in production during 2015. While the Company has only one large Slenderwall™ project scheduled for production in 2016, we have an additional project for which the contract has not been executed, but the general contractor has specified Slenderwall™ for the cladding. This project is scheduled to start in the fall of 2016. The Company has bid on several additional Slenderwall™ projects that will begin 2016 or 2017 and expects to be awarded one or more of these projects.

Miscellaneous wall sales are mainly retaining walls which are used to hold back earth on sloped land. During the third quarter of 2015, some of the miscellaneous product revenues were reclassified from Miscellaneous Products to Miscellaneous Wall Panels as it was believed to be better classified under the latter product type. The reclassification was made to the 2014 products so a comparison could be made. Miscellaneous wall sales increased significantly in 2015 when compared to 2014, due mainly to a series of related projects awarded to the Company and produced in 2015 at an accelerated production schedule. Miscellaneous projects are difficult to predict from year to year, however, based on current jobs in our backlog and bids outstanding, management believes that production and sales in 2016 will be at or near 2015 levels.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2015 barrier sales decreased by $339,406 from the previous year. The decrease relates in part to the increase in rental barrier made by our barrier rental segment of the Company. The Company has received two contracts for the production and sale of barrier for highway projects in 2016. While the Company has seen an increase in highway projects being bid, it is difficult to convert bids to actual purchases of barrier as opposed to the rental of highway barrier.

Beach Prisms – The Company made its first sale of beach prisms in 2009 and continued to make minor sales in the following years, including 2014 and 2015. The Company made one sale of beach prisms in 2015 to the Michigan Department of Natural Resources for the stated usage of preventing shore erosion. The Company is still in the process of seeking to acquire the necessary permits from the states of Maryland and Virginia, which has been more difficult than originally estimated. The Company sold $59,000 in Beach Prisms in the state of New Jersey in 2013 to a local governmental entity to assist with the recovery from hurricane Sandy. Several projects have been in the permit phase for several years, and if granted, will result in sales, provided such projects are not canceled due to delays. Future sales of Beach Prisms cannot be accurately predicted because of continued difficulty in obtaining the needed state permits, however, management still believes that beach prisms are a viable product and will continue to push for licensing approval.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® buildings program now includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales decreased by 22.4% in 2015 compared to 2014.  The decrease in sales was primarily due to less sales under our GSA sales contract which ends in July of 2016. The Company continues to expand and improve its proprietary line of restroom buildings for parks, athletic fields and other outdoor venues and is continuing to market these products with a highly visible advertising campaign. Bidding activity for buildings and restrooms was steady in 2015 and management believes that 2016 will see an increase in Easi-Set® buildings and restrooms over 2015.

Utility and Farm Sales – Utility and farm products are mainly underground utility vaults used in infrastructure construction. Utility and farm product sales increased by 66.7% in 2015 compared to 2014. The Company was awarded a large manhole contract to be produced in 2015 and 2016, and continues to believe that sales will continue through 2016 at or slightly above the 2015 level. The recently funded highway projects also require utility vaults for underground placement of utilities and the Company is bidding on these vault projects as well.

Miscellaneous Product Sales – See reclassification note included in miscellaneous wall panels above. Miscellaneous products are products that are produced and sold that do not meet the criteria defined for other revenue categories, examples would include underground steam tunnels, highway slabs or bridge slabs.  For 2015, miscellaneous sales increased by 63.5% when compared to 2014. The increase in sales was due to an increase in miscellaneous products bid for 2015 and those awarded for the year.

Royalty Income – Royalty revenues increased by 9.4% in 2015, with barrier and building royalties increasing over those of 2014. The other royalty product lines were up slightly when comparing 2015 to 2014. The Company signed one new building license during 2015 and added an additional plant to an existing licensee. Management is currently in discussions with several precast companies regarding the issuance of new licenses. Based on currently reporting licensees, management believes that royalties will continue on an upward trend in 2016.

Barrier Rentals – Barrier rentals increased by 189% in 2015 when compared to 2014. The increase resulted primarily from two large rental contracts awarded the Company for two short-term barrier rental projects in Washington D.C. and Philadelphia, PA for the month of September 2015. These projects were related to the Papal visit, and this type of special event may not be repeated in 2016. Management believes barrier rentals will be lower in 2016 over that of 2015 due to the revenue of the Papal visit in 2015. The Company continues to pursue its rental barrier expansion plans for its local geographical sales areas and expects its core rental business to increase.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased by 15.5% during 2015 when compared to 2014.  Several of our larger customers are late in having their stored material products sent to their final destinations followed by their appropriate installation.  Currently our storage yard is filled with stored material causing our revenues from shipping and installation to be less in 2015 compared to 2014. 2016 should improve over 2015 as of our current storage of the sold products will begin to ship and install in 2016.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2015 was $22,093,834, an increase of $3,468,799, or 18.6%, from $18,625,035 for the year ended December 31, 2014.  Total cost of goods sold, as a percentage of total revenue decreased to 76% for the year ended December 31, 2015 from 83% for the year ended December 31, 2014.  The decrease in the cost of goods sold as a percentage of total revenue was, in part, because of the increase in production and sales for the period while fixed overhead costs remained relatively flat. Raw material costs increased slightly in 2015 over 2014 with very little inflationary pressures for the Company. Steel products, one of our largest purchases, decreased slightly in 2015. In addition, the special barrier rental projects were at slightly higher margins than our normal product sales. Many of our past projects with lower margins from the construction downturn have been both produced and sold prior to and during the first half of 2015, making 2015 slightly more profitable on a job by job comparison than 2014. The Company continues to seek new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials. Management continues to improve its effectiveness through the use of lean manufacturing principals.

General and Administrative Expenses – For the year ended December 31, 2015, the Company's general and administrative expenses increased by $385,678, or 13%, to $3,365,513 from $2,979,835 during the same period in 2014.  The increase in general and administrative expenses resulted primarily from an increase in employee costs and an increase in general office expenses. The increase in employee costs resulted from an across the board raise given to all employees in April 2015.  General and administrative expense as a percent of total revenue were 12% for the year ended December 31, 2015 and 13% for the year ended December 31, 2014.

Selling Expenses – Selling expenses for the year ended December 31, 2015 decreased by $50,256, or 2%, to $2,168,013 from $2,218,269 for the year ended December 31, 2014.  The decrease was due to a decrease in advertising expenses partially offset by an increase in employee costs. The increase in employee costs resulted from an across the board raise given to all employees in April 2015.

Operating Income – The Company had operating income for the year ended December 31, 2015 of $1,668,670 compared to an operating loss of $1,194,936 for the year ended December 31, 2014, an increase of $2,863,606.  The increase in operating income was primarily the result of a significant increase in sales and a decrease in the cost of goods sold for year ended December 31, 2015 as a percentage of revenue as discussed above.

Interest Expense – Interest expense was $103,086 for the year ended December 31, 2015 compared to $116,229 for the year ended December 31, 2014.  The decrease of $13,143, or 11%, was due primarily to the early payment of a note payable to a bank and lower balances on the remaining notes payable outstanding.

Income Tax Expense – The Company had income tax expense of $557,000 for the year ended December 31, 2015 compared to an income tax benefit of $498,000 for the year ended December 31, 2014. The Company had an effective rate of 35% for the year ended December 31, 2015 compared to an effective rate of 38% for the same period in 2014. The changes in the tax expense for the periods correlated to the change in pre-tax income.

Net Income – The Company had net income of $1,044,304 for the year ended December 31, 2015, compared to a net loss of 804,838 for the same period in 2014.  The basic and diluted income per share for 2015 was $0.21, compared to basic and diluted loss per share of $0.16 for the year ended December 31, 2014.  There were 4,895,367 basic and 4,881,548 diluted weighted average shares outstanding in 2015 and 4,881,548 basic and diluted weighted average shares outstanding in the 2014.

Liquidity and Capital Resources

The Company financed its capital expenditures and operating requirements in 2015 with cash flows from operations, cash balances on hand and notes payable to the Bank.

The Company has a note payable to Summit Community Bank (the “Bank”) with a balance of $1,575,951 as of December 31, 2015.  The note has a remaining term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At December 31, 2015, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the payment of cash dividends on December 31, 2014 for which the Company received approval prior to payment and the limit of $1,000,000 for the purchase of capital expenditures, for which the Company received a waiver for the capital expenditures for 2015.

On March 27, 2016, the Company executed an agreement to purchase the land, building and fixtures of a facility located in Hopkins, South Carolina for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The closing of the purchase is subject to certain conditions, including a satisfactory appraisal and an environment study. The purchase will be financed by a new 10 year term facility, pursuant to a commitment letter, with the Company's current bank in the amount of $1,240,000 with the balance being provided from the Company's cash resources. It is anticipated that the Company will make payments of approximately $8,000 per month for principal and interest under the loan. The facility and related assets will serve as collateral for such loan. The Company anticipates that the closing, if it occurs, shall occur in 4-6 weeks. Earlier in 2016 the Company signed a contract to provide $3,500,000 of JJ-Hooks Highway Safety Barrier to a single customer located in North Carolina. It is anticipated, should the purchase of the South Carolina facility be consummated, that the product will be produced primarily from that facility. The contract will be provide a profitable start for the new facility and allow time for advertising and sales plans to be put in place prior to the beginning of the second year after its purchase. Certain purchases of production equipment, vehicles and miscellaneous equipment will be required to be made over the first year of ownership in the approximate amount of $500,000 to be financed under the Company's $1,000,000 equipment line or from the operating cash generated by the new facility.

In addition to the note payable discussed above, the Company also has a $2,000,000 line of credit with the Bank, of which $352,022 was outstanding at December 31, 2015. The amount due under the line is for the purchase of fixed assets that will be converted to a long term note payable in the near future. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 12, 2016. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $1,000,000 during the term of the loan; (ii) to obtain bank approval prior to its funding any acquisition and (iii) to obtain bank approval prior to the payment of cash dividends on the Company's common stock. On September 8, 2015 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,000,000. The commitment provides for the purchase of equipment with minimum advances of $50,000 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 7, 2016.

At December 31, 2015, the Company had cash totaling $1,735,621 and $1,041,790 of investment securities available for sale compared to cash totaling $3,572,405 and $1,013,417 of investment securities available for sale at December 31, 2014.  During 2015, the Company’s operating activities provided $18,890 due mainly to changes in current asset and current liability accounts during 2015. The significant increase in accounts receivable during 2015 resulted from an increase in sales for 2015 when compared to 2014.   In 2015, investing activities used $1,648,877 primarily for the purchase of capital equipment.  Financing activities used $206,797 in cash in 2015, which resulted primarily from the repayment of notes payable and the payment of a cash dividend in the amount of $194,345.

Capital spending, including financed additions, increased from $465,826 in 2014 to $1,635,317 in 2015. Capital expenditures in 2015 included spending for vehicles, rental barrier and manufacturing equipment.  In 2016, the Company intends to continue to make capital improvements which may include cranes, vehicles, manufacturing equipment and other items as necessary.  The Company anticipates capital spending for 2016 to be approximately $1,000,000.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company's days sales outstanding (DSO) in 2015 was 88 days compared to 91 days in 2014. The decrease in the DSO is due primarily to more aggressive collection activities during the year. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2015 was $2,494,284 and at December 31, 2014 was $1,726,544, an increase of $767,740.  The annual inventory turns for 2015 and 2014 were 10.0 and 10.8, respectively.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2015 and 2014, particularly in the purchases of certain raw materials such as steel and fuel.  The Company believes that raw material pricing will see some modest increases in 2016 as the economy continues its recovery, although no assurance can be given regarding future pricing.

Other Comments

As of March 4, 2016 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $18 million as compared to approximately $12.9 million at approximately the same time in 2015.  The increase in the backlog relates to the Company's continued emphasis on its proprietary product, Slenderwall™. A substantial majority of the projects relating to the sales backlog as of March 4, 2016 are scheduled to be shipped during 2016.

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

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date.  To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry.  The Company is continuing this strategy through the development, marketing and sales efforts for its new products.  The Company continues it lean efforts for both manufacturing and administrative activities and made great strides in moving forward during 2015.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2015, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	77	1970	Chief Executive Officer and Chairman of the Board of Directors

Ashley B. Smith	53	1994	President and Director

Wesley A. Taylor	68	1994	Vice President of Administration and Director

G. E. "Nick" Borst	75	2013	Director

William A. Kenter	69	2008	Chief Financial Officer, Secretary and Treasurer

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

G. E. (Nick) Borst. Director. G. E. Nick Borst served as an member of the Board of Directors of the Company since 2013. For more than the past five years, Mr. Borst has been engaged in the private practice of law, advising clients in business organization and corporate governance. Prior to entering private practice, Mr. Borst served as a trial attorney and as a federal prosecutor with the government. Mr. Borst previously served as president of the Fauquier County Bar Association and as a three-year treasurer of the Fauquier County Chamber of Commerce. In private law practice, Mr. Borst advised clients on business organization and governance. Mr. Borst is also a co-founder and past president of Hospice of Fauquier County and is co-founder and long-time board member of Verdun Adventure Bound, an organization that provides experiential learning programs to over 2,000 young people a year. The Company believes that Mr. Borst's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

William A. Kenter.  Chief Financial Officer, Secretary and Treasurer.  William A. Kenter has served as Chief Financial Officer of the Company since September 2008.  Prior to joining the Company, Mr. Kenter was Controller for the Mount Vernon Printing division of Consolidated Graphics, Inc., a commercial printing company, from September 2007 to September 2008.  Mr. Kenter served as President and CEO of PenGraphix Printing Solutions, a commercial printing company, from January 2000 to August 2007.

Section 16(a)    Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended, requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission and any national securities exchange on which the Corporation’s securities are registered.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2015, except for one Form 4 (reporting three option exercise transactions and two resulting sale transactions) filed late by Wesley A. Taylor and a Form 3 filed late by G.E. "Nick" Borst.

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

Audit Committee

The Company does not currently have a separately designated standing Audit Committee or a committee performing similar functions. The board of directors as a whole performs the required functions of an audit committee. The Company's board of directors has determined that it does not have an "audit committee financial expert". The Company had a financial expert as a director in 2012 and 2013 and at that time, the Company had a standing Audit Committee. The Company's board of directors is currently seeking an individual who qualifies as a financial expert to add to the current board of directors.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2015 and 2014 to the principal executive officer and the Company’s two most highly compensated executive officers other than the principal executive officer (the “named executive officers”) as of the end of 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Eq-uity Incentive Plan Compen-sation ($)	Non qual-ified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2015	119,731	—					102,000	221,731
Chief Executive Officer	2014	108,767	—					102,000	210,767
and Chairman of the Board (3)

Ashley B. Smith	2015	169,258	—					3,000	172,258
President (4)	2014	137,385	1,500					3,000	141,885

William A. Kenter	2015	114,987	—					—	114,987
Chief Financial Officer	2014	108,197	—					—	108,197

(1)  Represents salaries paid in 2015 and 2014 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the same year.

(3)  Mr. Rodney Smith was paid $99,000 in each of 2015 and 2014, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  In addition, Mr. Rodney Smith received director’s compensation in the amount of $3,000 for the years 2015 and 2014.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $3,000 for each of the years 2015 and 2014.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Rodney I. Smith	20,000	—	2.25	5/21/2016
	20,000	—	2.15	5/21/2017
	40,000	—	1.21	6/29/2018
TOTAL	80,000	—
Ashley B. Smith	7,000	—	2.25	5/21/2016
	7,000	—	2.15	5/21/2017
	14,800	—	1.21	6/29/2018
TOTAL	28,800	—
TOTAL	108,800	—

All stock options vest on a prorated basis annually over three years from the date of grant and expire ten years from the date of grant.

Compensation of Directors

All Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties.

Fiscal 2015 Director Compensation

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 4, 2016, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	753,398	15.2%

Ashley B. Smith (1)(3)(4)(6)	153,417	3.1%

Wesley A. Taylor (1)	31,750	0.7%

G. E. "Nick" Borst (7)	81,000	1.7%

William A. Kenter (1)	—	—

Henry Investment Trust, L.P. (8)	461,000	9.4%

Wax Asset Management, LLC (9)	953,412	19.5%

All directors and executive officers as a group (5 persons)(2)(10)	1,019,565	20.4%

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

(4)     Does not include options to purchase an aggregate of 14,000 shares held by Matthew Smith and Roderick Smith and an aggregate of 86,489 shares of Common Stock held by Matthew Smith and Roderick Smith.  Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith.  Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)     Includes 20,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 80,000 shares.

(6)     Includes options to purchase 28,800 shares.

(7) Address of holder is P.O. Box 351, Ophelia, VA 22530.

(8) Henry Investment Trust, L.P. is the sole general partner of each of Henry Partners, L.P. and Matthew Partners, L.P. and may be deemed to beneficially own 267,200 shares held by Henry Partners, L.P. and 193,800 shares held by Matthew Partners, L.P. Address of holder is 255 South 17th Street, Suite 2608, Philadelphia, PA 19103.

(9) Address of holder is 45 Prospect Street, Greenwich, CT 06830.

(10) Includes options to purchase 108,800 shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2015, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	190,933	1.77	500,000
Equity compensation plans not approved by security holders	—	—	—
Total	190,933	1.77	500,000

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

	2015	2014
Audit Fees	$140,440	$134,800
Tax Fees	25,802	24,754
Audit-Related Fees	9,500	13,650

Total Fees	$175,742	$173,204

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.11
Commitment Letter, dated September 8, 2015, related to the Company’s line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.12
Commercial Loan Application - Summary, dated August 1, 2015, related to the Company’s line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.13
Commercial Security Agreement, dated September 12, 2015, between the Company, as debtor, and Summit Community Bank, as secured party, related to Company’s line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.14
Commitment Letter, dated September 8, 2015, related to the Company’s guidance line of credit in the amount of $1,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

10.15
Commercial Loan Application - Summary, dated August 1, 2015, related to the Company’s guidance line of credit in the amount of $1,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2015).

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

SMITH-MIDLAND CORPORATION

Date:	March 28, 2016	By:	/s/ Rodney I. Smith
Rodney I. Smith, CEO
(principal executive officer)

Date:	March 28, 2016	By:	/s/ William A. Kenter
William A. Kenter, CFO
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 28, 2016
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 28, 2016
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 28, 2016
Ashley B. Smith

/s/ G. E. Borst	Director	March 28, 2016
G. E. Borst

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Richmond, Virginia
March 28, 2016

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,735,621	$3,572,405
Investment securities, available-for-sale, at fair value	1,041,790	1,013,417
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $375,919 and $267,985)	6,795,215	4,092,924
Trade - unbilled	197,363	240,635
Inventories, net
Raw materials	724,143	353,089
Finished goods	1,770,141	1,373,455
Prepaid expenses and other assets	194,429	126,047
Refundable income taxes	383,820	722,948
Deferred taxes (Note 4)	665,000	441,000

Total current assets	13,507,522	11,935,920

Property and equipment, net (Note 1)	5,073,867	4,106,611

Other assets	268,721	255,385

Total assets	$18,850,110	$16,297,916

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$1,743,945	$1,152,506
Accrued expenses and other liabilities	974,785	539,549
Accrued compensation	449,723	442,651
Current maturities of notes payable (Note 2)	435,717	363,821
Customer deposits	923,943	432,274

Total current liabilities	4,528,113	2,930,801

Notes payable - less current maturities (Note 2)	2,076,675	2,230,364
Deferred tax liability (Note 4)	855,000	663,000

Total liabilities	7,459,788	5,824,165

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity (Note 6)
Preferred stock, $.01 par value; authorized 1,000,000 shares, none outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,919,548 and 4,881,548 issued and outstanding, respectively	49,195	48,815
Additional paid-in capital	5,110,398	5,041,438
Accumulated other comprehensive loss	(9,357)	(6,629)
Retained earnings	6,342,386	5,492,427

	11,492,622	10,576,051
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,390,322	10,473,751

Total liabilities and stockholders' equity	$18,850,110	$16,297,916

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income (Loss)

	Year Ended December 31,
	2015	2014
Revenue
Products sales and leasing	$23,855,724	$16,609,047
Shipping and installation revenue	3,606,205	4,269,157
Royalties	1,742,310	1,592,633

Total revenue	29,204,239	22,470,837

Cost of goods sold	22,093,834	18,625,035

Gross profit	7,110,405	3,845,802

General and administrative expenses	3,365,513	2,979,835
Selling expenses	2,168,013	2,218,269

Total operating expenses	5,533,526	5,198,104

Gain (loss) on sale of assets	17,381	(174)
Other income	74,410	157,540

Operating income (loss)	1,668,670	(1,194,936)

Other income (expense)
Interest expense	(103,086)	(116,229)
Interest income	35,720	8,327

Total other expense	(67,366)	(107,902)

Income (loss) before income tax expense (benefit)	1,601,304	(1,302,838)

Income tax expense (benefit) (Note 4)	557,000	(498,000)

Net income (loss)	$1,044,304	$(804,838)

Basic earnings (loss) per share (Note 9)	$0.21	$(0.16)
Diluted earnings (loss) per share (Note 9)	$0.21	$(0.16)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2015	2014
Net income (loss)	$1,044,304	$(804,838)
Other comprehensive loss, net of tax: (1)
Net unrealized holding gain (loss)	(2,728)	34,385
Comprehensive income (loss)	$1,041,576	$(770,453)

(1) Net unrealized gain (loss) on available for sale securities are shown net of income tax benefit of $2,000 and tax expense of $23,000 for the years ended December 31, 2015 and 2014, respectively.

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Accumulated Other Compre-hensive Loss	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2013	$48,815	$5,041,438	$(41,014)	$6,471,504	$(102,300)	$11,418,443

Dividends paid on common stock	—	—	—	(174,239)	—	(174,239)

Net unrealized holding gain	—	—	34,385	—	—	34,385

Net loss	—	—	—	(804,838)	—	(804,838)
Balance, December 31, 2014	48,815	5,041,438	(6,629)	5,492,427	(102,300)	10,473,751

Dividends paid on common stock	—	—	—	(194,345)	—	(194,345)

Net unrealized holding loss	—	—	(2,728)	—	—	(2,728)

Proceeds from options exercised	380	68,960	—	—	—	69,340

Net income	—	—	—	1,044,304	—	1,044,304
Balance, December 31, 2015	$49,195	$5,110,398	$(9,357)	$6,342,386	$(102,300)	$11,390,322

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)	$1,044,304	$(804,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	667,900	636,644
Gain (loss) on sale of fixed assets	(17,381)	174
Deferred taxes	(32,000)	67,000
(Increase) decrease in
Accounts receivable - billed	(2,702,291)	3,203,868
Accounts receivable - unbilled	43,272	(198,776)
Inventories	(767,740)	212,934
Refundable income taxes	339,128	(722,948)
Prepaid expenses and other assets	(81,718)	164,660
Increase (decrease) in
Accounts payable - trade	591,439	(365,115)
Accrued expenses and other liabilities	435,236	(388,278)
Accrued compensation	7,072	38,805
Accrued income taxes payable	—	(302,264)
Customer deposits	491,669	(115,515)

Net cash provided by operating activities	$18,890	$1,426,351

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2015	2014
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(31,575)	$(78,453)
Purchases of property and equipment	(1,635,317)	(465,826)
Proceeds from sale of fixed assets	18,015	46,230

Net cash absorbed by investing activities	(1,648,877)	(498,049)

Cash Flows From Financing Activities
Borrowings from the line-of-credit	352,022	—
Proceeds from long-term borrowings	97,005	55,159
Repayments of long-term borrowings	(530,820)	(372,880)
Dividends paid on common stock	(194,345)	(174,239)
Proceeds from options exercised	69,341	—

Net cash absorbed by financing activities	(206,797)	(491,960)

Net (decrease) increase in cash and cash equivalents	(1,836,784)	436,342
Cash and cash equivalents, beginning of year	3,572,405	3,136,063

Cash and cash equivalents, end of year	$1,735,621	$3,572,405

Supplemental schedule of non-cash investing activities
Cash Payments for interest	$103,086	$116,229
Cash Payments for income taxes	$679,427	$48,609

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Summary of Significant Accounting Policies

Nature of Business

Smith-Midland Corporation and its wholly-owned subsidiaries (the “Company”) develop, manufacture, license, sell and install precast concrete products for the construction, transportation and utilities industries in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly-owned subsidiaries.  The Company’s wholly-owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, and Midland Advertising and Design, Inc., doing business as Midland Advertising + Design, a Virginia corporation.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory reserves were approximately $67,000 and $90,000 at December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognized, when applicable interest and penalties related to income taxes in other income (expense) in its consolidated statement of income (loss).  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2012.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

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

Leasing fees are paid at the beginning of the lease agreement and are recorded as deferred revenue.  The deferred revenue is then recognized each month as lease income.

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

Certain sales of Soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage-of-completion method for recording revenues on long term contracts under ASC 605-35.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2015 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenues from December through February and may realize the substantial part of its revenues during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $399,000 and $512,000 in 2015 and 2014, respectively.

Earnings Per Share

Earnings (loss) per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in earnings (losses) of an entity.

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2015.

Recent Accounting Pronouncement

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.
In February 2016, the FASB updated the guidance within ASC 842, Leases. The update requires lessees to put most leases on their balance sheets while recognizing expenses on their income statements in a manner similar to current GAAP. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Accordingly, the Company expects to adopt the provisions of this new accounting standard at the beginning of 2019, and is currently assessing the impact on its consolidated financial statements.

In November 2015, the FASB issued accounting guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Statement of Financial Position. Current guidance requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. Entities have the option to apply the new guidance prospectively or retrospectively. The new guidance is effective January 1, 2017, with early adoption permitted. The impact of adoption of this ASU by the Company is not expected to be material.
In July 2015, the FASB issued changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO (last-in, first-out) or the retail inventory method. The new guidance is effective for fiscal years beginning after January 1, 2017. The impact of adoption of this ASU by the Company is not expected to be material.
In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the update requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The impact of adoption of this ASU by the Company is not expected to be material.
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

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2015	2014
Land and land improvements	$677,113	$580,612
Buildings	4,178,158	4,149,078
Machinery and equipment	7,946,039	7,011,943
Rental equipment	1,505,590	1,092,384

	14,306,900	12,834,017
Less: accumulated depreciation and amortization	9,233,033	8,727,406

	$5,073,867	$4,106,611

Depreciation expense and amortization was approximately $668,000 and $637,000 for the years ended December 31, 2015 and 2014, respectively.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2015	2014
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $25,000 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$1,575,951	$1,814,825

Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6,200 of principal and interest at prime at variable rate (5.29% at December 31, 2015); collateralized by certain property of the Company.	344,717	398,964

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2016, with interest at 1.0% through 6.7%.	239,702	380,396

The revolving line-of-credit evidenced by a note payable to a Bank, with the maximum amount of $2,000,000, maturing September 12, 2016, with interest only payments and an initial rate of 4.49% adjustable monthly. The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	352,022	—

	2,512,392	2,594,185
Less current maturities	435,717	363,821

	$2,076,675	$2,230,364

The Company’s note payable, which matures in June 2021, with a balance of $1,575,951 at December 31, 2015, is secured by all of the assets of the Company.  The commitment letter provided by the bank dated September 8, 2015 includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures and the payment of cash dividends.  At December 31, 2015, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the purchase of assets in excess of $1,000,000 for which a waiver by the bank was received.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2016	$435,716
2017	455,177
2018	458,771
2019	433,445
2020	445,905
Thereafter	283,378

$2,512,392

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases a portion of its Midland, Virginia property from its CEO, on a month-to-month basis, as additional storage space for the Company's finished work product.  The lease agreement calls for an annual rent of $24,000.  See additional items discussed in Note 8.

NOTE 4. - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	December 31,
	2015	2014
Federal:
Current	$394,000	$(450,000)
Deferred	14,000	39,000
	408,000	(411,000)
State:
Current	147,000	(91,000)
Deferred	2,000	4,000
	149,000	(87,000)

	$557,000	$(498,000)

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

	December 31,
	2015		2014
Income taxes at statutory rate	$543,000	34.0%	$(445,000)	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	41,000	2.6%	(47,000)	4.5%
Other	(27,000)	(1.7)%	(6,000)	(2.4)%

	$557,000	34.9%	$(498,000)	36.1%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
Depreciation	$(855,000)	$(663,000)
Unrealized losses on investments available for sale	6,000	3,000
Allowance for doubtful accounts	147,000	105,000
Vacation accrued	105,000	91,000
Deferred income	302,000	161,000
State NOL carryforward	43,000	—
Other	62,000	81,000

Net deferred tax asset (liability)	(190,000)	(222,000)

Current portion, net	665,000	441,000
Long-term portion, net	(855,000)	(663,000)

	$(190,000)	$(222,000)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions for the years ended December 31, 2015 and 2014 were approximately $115,000 and $89,000, respectively.

NOTE 6. - STOCK OPTIONS

On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. There were no grants of options during the years ended December 31, 2015 or 2014.

Options generally vest over a three year period. The Company recognizes stock option expense over the vesting period.  The Company did not record any stock option expense for the years 2015 and 2014 as all of the options were fully vested.

There were 38,000 options exercised for the year ending December 31, 2015 and there were no options exercised in 2014.  The intrinsic value of outstanding and exercisable options at December 31, 2015 was approximately $285,000.

The following tables summarize activity under the 2004 Stock Option Plan of the Company and the stock options outstanding at December 31, 2015:

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2013	$1.96	370,599	370,599
Granted	—	—	—
Forfeited	2.42	(55,366)	(55,366)
Exercised	—	—	—
Vested	—	—	—

Balance, December 31, 2014	1.96	315,233	315,233
Granted	—	—	—
Forfeited	(2.52)	(86,300)	(86,300)
Exercised	(1.85)	(38,000)	(38,000)
Vested	—	—	—

Balance, December 31, 2015	$1.77	190,933	190,933

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

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

	As of December 31, 2015
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,041,790	$—	$—	$1,041,790

	As of December 31, 2014
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,013,417	$—	$—	$1,013,417

NOTE 8. - COMMITMENTS AND CONTINGENCIES

On March 27, 2016, the Company executed an agreement to purchase the land, building and fixtures of a facility located in Hopkins, South Carolina for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The closing of the purchase is subject to certain conditions, including a satisfactory appraisal and an environment study. The purchase will be financed by a new 10 year term facility, pursuant to a commitment letter, with the Company's current bank in the amount of $1,240,000 with the balance being provided from the Company's cash resources.

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

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

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

In the event the CEO’s employment by the Company ceases as a result of the CEO’s (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and bonus, and certain other accrued and unpaid amounts, or (ii) disability, the CEO shall be entitled to Base Salary and bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts.

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business.  In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

NOTE 9. - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows:

	December 31,
	2015	2014
Basic earnings (loss) per share

Income (loss) available to common shareholder	$1,044,304	$(804,838)

Weighted average shares outstanding	4,895,367	4,881,548

Basic earnings (loss) per share	$0.21	$(0.16)

Diluted earnings (loss) per share

Income (loss) available to common shareholder	$1,044,304	$(804,838)

Weighted average shares outstanding	4,895,367	4,881,548
Dilutive effect of stock options	51,008	—

Total weighted average shares outstanding	4,946,375	4,881,548

Diluted earnings (loss) per share	$0.21	$(0.16)

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect were none for the year ended December 31, 2015 and 254,166 for the year ended December 31, 2014.