Form 10-Q
period 2016-03-31
SMITH MIDLAND CORP
filed 2016-05-12
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

or

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

Common Stock, $.01 par value, outstanding as of May 5, 2016 : 4,878,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2016(Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$423,015	$1,735,621
Investment securities, available-for-sale, at fair value	1,056,095	1,041,790
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $349,435 and $375,919)	7,288,517	6,795,215
Trade - unbilled	738,544	197,363
Inventories, net
Raw materials	882,802	724,143
Finished goods (less allowance for reserves of $66,567 and $90,780)	1,728,440	1,770,141
Prepaid expenses and other assets	354,418	194,429
Refundable income taxes	523,690	383,820
Deferred taxes	701,000	665,000

Total current assets	13,696,521	13,507,522

Property and equipment, net	5,858,944	5,073,867

Other assets	202,913	268,721

Total assets	$19,758,378	$18,850,110
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2016(Unaudited)	December 31, 2015
Current liabilities
Accounts payable - trade	$1,869,794	$1,743,945
Accrued expenses and other liabilities	1,358,380	974,785
Accrued compensation	709,642	449,723
Current maturities of notes payable	494,095	435,717
Customer deposits	675,820	923,943

Total current liabilities	5,107,731	4,528,113

Notes payable - less current maturities	2,390,769	2,076,675
Deferred tax liability	956,000	855,000

Total liabilities	8,454,500	7,459,788

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,919,548 issued and outstanding	49,195	49,195
Additional paid-in capital	5,110,398	5,110,398
Accumulated other comprehensive loss	(6,025)	(9,357)
Retained earnings	6,252,610	6,342,386
	11,406,178	11,492,622
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)

Total stockholders’ equity	11,303,878	11,390,322

Total liabilities and stockholders' equity	$19,758,378	$18,850,110
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue
Product sales and leasing	$6,233,706	$3,268,737
Shipping and installation revenue	1,492,663	599,253
Royalties	328,715	332,135

Total revenue	8,055,084	4,200,125

Cost of goods sold	6,777,091	3,670,133

Gross profit	1,277,993	529,992

Operating expenses
General and administrative expenses	833,811	874,707
Selling expenses	590,806	504,014

Total operating expenses	1,424,617	1,378,721

Gain on sale of assets	5,868	5,254
Other income	6,893	10,607

Operating loss	(133,863)	(832,868)

Interest income (expense)
Interest expense	(28,149)	(26,993)
Interest income	9,235	492

Total interest expense, net	(18,914)	(26,501)

Loss before income tax benefit	(152,777)	(859,369)

Income tax benefit	63,000	335,000

Net loss	$(89,777)	$(524,369)

Basic and diluted loss per share	$(0.02)	$(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	4,919,548	4,891,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(89,777)	$(524,369)
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss)(1)	3,332	(5,675)

Comprehensive loss	$(86,445)	$(530,044)

(1) Unrealized gains on available-for-sale securities are shown net of income tax expense of $2,000 for March 31, 2016 and an income tax benefit of $4,000 for March 31, 2015.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(89,777)	$(524,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,128	169,185
Gain on disposal of fixed assets	(5,868)	(5,254)
Allowance for bad debts	(26,484)	79,190
Deferred taxes	65,000	(58,000)
(Increase) decrease in operating assets and liabilities:
Accounts receivable - billed	(466,818)	(615,662)
Accounts receivable - unbilled	(541,181)	46,603
Inventories	(116,958)	(178,578)
Prepaid expenses and other assets	(103,138)	(96,274)
Prepaid income taxes	(139,870)	(277,779)
Accounts payable - trade	125,850	86,737
Accrued expenses and other	383,594	127,404
Accrued compensation	259,919	86,526
Customer deposits	(248,123)	125,185

Net cash used in operating activities	(714,726)	(1,035,086)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8,842)	(8,729)
Purchases of property and equipment	(967,378)	(193,730)
Proceeds from sale of fixed assets	5,868	5,092

Net cash used in investing activities	(970,352)	(197,367)

Cash flows from financing activities:
Proceeds from long-term borrowings	465,131	—
Repayments of long-term borrowings	(92,659)	(91,607)
Proceeds from options exercised	—	21,100

Net cash provided (used) in financing activities	372,472	(70,507)

Net decrease in cash and cash equivalents	(1,312,606)	(1,302,960)

Cash and cash equivalents
Beginning of period	1,735,621	3,572,405

End of period	$423,015	$2,269,445

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 and Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The condensed consolidated December 31, 2015 balance sheet was derived from audited financial statements included in the Form 10-K.

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

Recent Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The Company expects to adopt the provisions of this new accounting standard at the beginning of 2018 and the impact of adoption of this ASU by the Company is not expected to be material.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The ASU was effective during the period and had not material impact.

Reclassifications

Certain minor reclassifications have been made in prior year amounts to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Smith-Midland Corporation (the "Company") primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation of the Company’s standard products is typically performed by the customer; however, in some circumstances, the Company will install certain products which are accomplished at the time of delivery.  The installation activities of smaller buildings are usually performed at the Company's site and shipped completed to the customers site.  In larger utility building sales, the buildings are erected on the customers site within one or two days, depending on style and size. The value assigned to each component is determined by an estimate provided to the customer at the time of the sale. We use our best estimate to determine the sales price, which is consistent with our pricing strategy of the business and considers product configuration, geography and other market specific factors.

Leasing fees from barrier rental agreements are paid at the beginning of the operating lease agreement and recorded to a deferred revenue account.  As the revenue is earned each month during the contract, the amount earned is recorded as lease income and an equivalent amount is debited to deferred revenue.

Royalties are recognized as a percent of sales of the licensed product sold by the licensee on a monthly basis.  The Company licenses certain other precast companies to produce its licensed products to our engineering specifications under licensing agreements.  The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis.

With respect to certain sales of Soundwall panels, architectural precast panels and Slenderwall™ precast panels, revenue is recognized using the percentage-of-completion method for recording revenues on long term contracts pursuant to ASC 605-35-25 using the units-of-production as the basis to measure progress toward completing the contract.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

Shipping revenues and costs are recognized in the period the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only.  Warranty claims are reviewed and resolved on a case by case method.  Although the Company does incur costs for these types of expenses, historically the amount of expense is immaterial.

NOTE 2. – NET LOSS PER COMMON SHARE

Basic earnings per common share exclude all dilutive stock options and are computed using the weighted average number of common shares outstanding during the period. The diluted loss per common share calculation reflect the potential dilutive effect of securities that could share in earnings of an entity.  Outstanding options are excluded from the diluted earnings per share calculation where they would have an anti-dilutive effect. There were 63,688 excluded options for the three months ended March 31, 2016 and 81,166 for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015
Basic and diluted loss per share

Loss available to common shareholders	$(89,777)	$(524,369)

Weighted average shares outstanding	4,919,548	4,891,815

Basic and diluted loss per share	$(0.02)	$(0.11)

NOTE 3. – NOTES PAYABLE
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,514,893 as of March 31, 2016.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At March 31, 2016, the Company was in compliance with all covenants pursuant to the loan agreement as amended.
The Company also has a $2,000,000 line of credit, of which $352,022 was outstanding at March 31, 2016. The Company used the line of credit to purchase a capital asset that will be refinanced as an installment note payable in the short term. Therefore, the a portion of the purchase price is in current portion of long-term debt, $42,683 and the remainder, $309,339 is in notes payable. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2016. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit, of which, $187,110 has been used.

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2016 and March 31, 2015 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the three months ended March 31, 2016 or for the three months ended March 31, 2015.

The following table summarized options outstanding at March 31, 2016

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	190,933	$1.77
Granted	—	—
Forfeited	(5,000)	1.77
Exercised	—	—

Outstanding options at March 31, 2016	185,933	$1.77

Outstanding exercisable options at March 31, 2016	185,933	$1.77

The intrinsic value of outstanding and exercisable options at March 31, 2016 was approximately $127,000.

NOTE 4. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to March 31, 2016 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

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

•	no assurance of profitable operations; in this respect, while the Company reported net income for the year ended December 31, 2015, it reported a net loss for the three months ended March 31, 2016,

•	our debt level increased during the first quarter of 2016 and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service area,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of four members, has only one outside, independent director, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

While the Company had net income of $1.0 million for the year ended December 31, 2015, the Company incurred a net loss for the first quarter of 2016 in the amount of $88,000. As sales in the first quarter of 2016 increased by 92% over the same period in 2015, there were several key reasons the Company did not make a profit during the current quarter. First, over 29% of revenues for the first quarter of 2016 were from the sales of soundwall panels, of which, several projects were bid during the economic downturn resulting in some discounted pricing. These discounted soundwall projects will be completed during the second quarter of 2016. Secondly, as stated above, the largest product produced and sold in the first quarter of 2016 was soundwall, which, while profitable is less profitable that most of our other products. Finally, there were some start-up costs for the Columbia, South Carolina plant that had a negative impact on the bottom line. While the purchase of the Columbia property has not been completed, the Company is leasing production space from the current owner of the facility so that production and sales of a previously reported $3.5 million barrier contract could begin. There will be additional startup costs over the next several months that should be partially offset by sales of the barrier being produced.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue By Type

	Three Months Ended March 31,
	2016	2015	Change	% of Change
Product Sales:
Soundwall Sales	$2,399,667	$291,043	$2,108,624	725%
Architectural Panel Sales	129,890	581,305	(451,415)	(78)%
Slenderwall Sales	57,845	495,872	(438,027)	(88)%
Miscellaneous Wall Sales	759,614	131,326	628,288	478%
Total Wall Sales	3,347,016	1,499,546	1,847,470	123%
Barrier Sales	1,452,876	436,298	1,016,578	233%
Easi-Set and Easi-Span Building Sales	580,564	381,359	199,205	52%
Utility and Farm Product Sales	337,779	377,072	(39,293)	(10)%
Miscellaneous Product Sales	124,163	397,114	(272,951)	(69)%
Total Product Sales	5,842,398	3,091,389	2,751,009	89%
Royalty Income	328,715	332,135	(3,420)	(1)%
Barrier Rentals	391,308	177,348	213,960	121%
Shipping and Installation Revenue	1,492,663	599,253	893,410	149%
Total Service Revenue	2,212,686	1,108,736	1,103,950	100%

Total Revenue	$8,055,084	$4,200,125	$3,854,959	92%

Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased significantly during the three months ended March 31, 2016, compared to the same period in 2015. The following describes the changes by product type:

Soundwall sales increased by 725% for the three month period ended March 31, 2016 when compared to the same period in 2015. In addition to soundwall contracts that were obtained prior to a pick up in regional economic activity, with the passage of the federal highway bill, state highway departments are beginning to have more highway funds available for state projects which has increased the need for soundwall projects in Virginia. In addition, because of the availability of more projects, prices for soundwall have increased modestly. Management expects that soundwall revenue should remain relatively strong during the remainder of the year.

Architectural panel sales decreased significantly during the three month period ended March 31, 2016, compared to the same period in 2015. The decrease resulted from having substantially completed one large project in 2015 with only minor amounts left to complete in the first quarter of 2016. The Company has two small architectural projects in its current backlog to be completed in 2016. While the construction economy has been trending up for the past 12 months, the volume of architectural projects continues to be less than that of other wall panel projects but not as competitive as 2015.

Slenderwall panel sales decreased by 88% during the three month period ended March 31, 2016 when compared to the same period in 2015. The decrease resulted from the completion of two Slenderwall projects during 2015. The Company has a $2 million Slenderwall project that begins production in May of 2016 and has been awarded a $3.2 million Slenderwall project that will start production later in 2016. In addition, the Company has bid several other Slenderwall projects and expects to be awarded one or more prior to the end of the year. Slenderwall sales should increase during 2016 and into 2017.

Miscellaneous wall panels significantly increased for the three month period ended March 31, 2016 when compared to the same period in 2015. The Company began a miscellaneous project in the fourth quarter of 2015 that will run through 2016 in the amount of $2.5 million. We expect sales to continue to be strong for the remainder of 2016 for miscellaneous wall panels. The market seems to be strong in this area as we have bid on several other projects that, if awarded, would begin later in the year.

Barrier Sales - Barrier sales increased significantly during the period ended March 31, 2016 compared to the same period in 2015. As discussed above in the soundwall panel sales, the passage of the federal highway bill created numerous highway projects in Virginia requiring soundwall panels, barrier sales and barrier rentals discussed below. The Company has commenced production under the $3.5 million barrier contract for the facility in Columbia, South Carolina and a large contract in its Midland, Virginia facility. Several more sales/barrier rental contracts are being reviewed now for bid, indicating that barrier sales and rentals should be strong for the remainder of 2016.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased 52% for the three months ended March 31, 2016, compared to the same period in 2015. The increase in sales was mainly due to the increase in restroom sales for state parks and other outside venues for the period. Management believes the Company will continue to see a slight increase in building and restroom sales for the remainder of 2016 as requests for bids has increased over the past six months.
Utility and Farm Product Sales - Utility and farm products sales decreased slightly over the three months ended March 31, 2016, compared to the same period in 2015. The Company received a large order for manholes on a local highway project for which delivery began in the fourth quarter of 2015 and has continued production during 2016. The project is running behind schedule and the contractor has slowed its production requirements, however, management believes it will pick back up this summer. Utility products are tied closely with infrastructure spending by federal, state and local governments and with the passage of the federal highway bill, sales and bids on these products seem to be slowly improving.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased significantly for the three months ended March 31, 2016, compared to the same period in 2015. With the increase in soundwall projects, management has not focused on this product line as some of these projects tend to be difficult to manage. Management believes that miscellaneous sales may increase slightly during the remainder of the year.
Royalty Income - Royalty revenue was relatively flat for the three months ended March 31, 2016 compared to the same period in 2015. Barrier royalties were up for the three months ended March 31, 2016 compared to the same period in 2015, however the increase in barrier royalties was offset by the decline in building royalties for the same periods. All of the other royalties were at much lower levels than the barrier and building royalties and had little impact on the totals. Management believes that royalties will continue to increase moderately over the remainder of 2016 as a result of the continuing improvement in the construction industry.
Barrier Rentals - Barrier rentals increased significantly for the three month period ended March 31, 2016 compared to the same period in 2015. The increase in barrier rentals was due in part to the highway bill passed by Congress in 2015 discussed in the soundwall and barriers sales sections above. While sales increased significantly, the sales price itself also showed a slight increase. Management is aware of several special projects coming up during 2016 and is endeavoring to obtain these projects which also sell at increased margins.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by 149% for the three months ended March 31, 2016, compared to the same period in 2015. The Company was involved in two large installation projects during the first quarter of 2016, while very little installation was being done in the first quarter of 2015. As discussed in Form 10-K for the year ended December 31, 2015, our storage yard was filled to capacity with several large projects waiting to be shipped to customers in 2016. During the first quarter of 2016 we began shipping on many of these projects, thereby, increasing our shipping revenue as well as installation revenue. Management believes this trend will continue through 2016.

Cost of Goods Sold - Total cost of goods sold for the three months ended March 31, 2016, increased by $3,106,958, or 85%, from the same period in 2015. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 88% for the three months ended March 31, 2016 and 95% for the same period in 2015. The cost of goods sold was higher for the three month period in 2016 because of the increased revenues in the amount of $3,854,959 and because of the increase in revenues, and the resulting absorption of fixed costs over such higher revenue base, the cost of goods sold as a percentage of total revenue, not including royalties, decreased by 7%. The soundwall sales for the first quarter of 2016 included several projects which were bid during the economic downturn resulting in some discounted pricing had the effect of increasing the cost of goods sold as a percentage of total revenue, not including royalties. In addition, there were some start-up costs for the Columbia, South Carolina plant that had a negative impact on the bottom line. There will be additional startup costs over the next several months in respect of the Columbia plant that should be partially offset by sales of the barrier being produced and sold. The Company has encountered some price increases in some raw materials, partially offset by temporary decreases in steel prices. Inflation continues to remain relatively low and management believes inflation will continue to remain relatively low for the remainder of the 2016. The Company anticipates that with our current sales backlog, production will remain high through the remainder of the year and well into 2017.
General and Administrative Expenses – For the three months ended March 31, 2016, the Company's general and administrative expenses decreased $40,896, or 5%, to $833,811 from $874,707 during the same period in 2015.  The decrease for the three month comparative periods was primarily due to a decrease in use tax partially offset by an increase in salaries.  General and administrative expense as a percentage of total revenue was 10% and 21% for the three months ended March 31, 2016 and 2015, respectively.
Selling Expenses – Selling expenses for the three months ended March 31, 2016 increased to $590,806 from $504,014 for the same period in 2015 or 17%. The increase was due mainly to increased salary and advertising expense. The increase in advertising expense was a planned increase that will continue through 2016.
Operating Loss – The Company had an operating loss for the three months ended March 31, 2016 of $133,863 compared to an operating loss of $832,868 for the same period in 2015. The decrease in the operating loss for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increased sales of product and a lower cost of goods sold for the period as a percentage of total revenue, not including royalties.
Interest Expense – Interest expense was slightly higher for the three months ended March 31, 2016, compared to the same period in 2015.  The increase for the three months ended March 31, 2016 was due primarily to increased borrowings for the current period.
Income Tax Benefit – The Company had a tax benefit of $63,000 with an effective rate of 41% for the three months ended March 31, 2016 compared to a tax benefit of $335,000 with an effective rate of 39% for the same period in 2015. The increase in the effective rate for the first quarter of 2016 is due to the increase in the combined state tax rate. The changes in the tax benefit for the periods correlated to the change in the pre-tax loss and the increase in the combined state tax rate.
Net Loss – The Company had a net loss of $89,777 for the three months ended March 31, 2016, compared to a net loss of $524,369 for the same period in 2015. The basic and diluted loss per share was $(0.02) and $(0.11) for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources
The Company has financed its capital expenditures and its operating requirements for the first three months of 2016 primarily from cash balances and notes payable to a bank.  The Company had $2,884,864 of debt obligations at March 31, 2016, of which $494,095 was scheduled to mature within twelve months. During the three months ended March 31, 2016, the Company made repayments of outstanding debt in the amount $92,659.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,514,893 as of March 31, 2016.  The note has a maturity date of September 12, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan as long as the Company is not in default.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At March 31, 2016, the Company was in compliance with all covenants pursuant to the loan agreement as amended.

The Company also has a $2,000,000 line of credit, of which $352,022 was outstanding at March 31, 2016. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2016. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit.
At March 31, 2016, the Company had cash and cash equivalents totaling $423,015 and $1,056,095 of investment securities available for sale compared to cash and cash equivalents totaling $1,735,621 and $1,041,790 of investment securities available for sale at December 31, 2015. Investment securities available for sale at March 31, 2016 consist of shares of USVAX (a Virginia Bond Fund).  The decrease in cash is primarily the result of higher level of accounts receivable at March 31, 2016 than at December 31, 2015, the purchase of capital assets and the repayment of notes payable.
Capital spending totaled $967,378 for the three months ended March 31, 2016, as compared to $193,730 for the same period in 2015.  The 2016 expenditures were for land, new construction vehicles, additional rental barrier and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $1,000,000 over the remainder of the year which will require approval by the bank. Some of the capital purchases for the remainder of the year will be for equipment to outfit the anticipated purchase of the Columbia facility, the capital purchases for Columbia could be as high as $500,000 which will provide rolling stock and production equipment needed to run the facility.
The Company's mortgage note payable is financed at a fixed rate of 3.99% per annum. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually.  Each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2,000 annually due to the fluctuating interest rate on the Company's $2 million line of credit.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, remained at 88 days for the three months ended March 31, 2016 and the year ended December 31, 2015.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $2,611,242 at March 31, 2016 and at December 31, 2015 was $2,494,284, or an increase of $116,958.  Inventory turnover was 8.2, annualized, for the three months ended March 31, 2016, compared to 10.0 for the same period in 2015.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2015.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below, however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production, except for steel that has decreased slightly, had a slight increase in 2015 and the first three months of 2016 and the Company anticipates prices will increase only slightly over the remainder of 2016.

Sales Backlog

As of May 12, 2016, the Company’s sales backlog was approximately $20.7 million, as compared to approximately $17.7 million at the same time in 2015.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually which excludes royalties and barrier rental.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2016.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 12, 2016	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2016	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended March 31, 2016

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