Form 10-Q
period 2016-06-30
SMITH MIDLAND CORP
filed 2016-08-11
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

or

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

Common Stock, $.01 par value, outstanding as of August 5, 2016 : 4,878,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2016(Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$779,504	$1,735,621
Investment securities, available-for-sale, at fair value	1,084,309	1,041,790
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $345,118 and $375,919)	7,977,742	6,795,215
Trade - unbilled	636,201	197,363
Inventories, net
Raw materials	929,434	724,143
Finished goods (less allowance for reserves of $66,567)	1,773,335	1,770,141
Prepaid expenses and other assets	384,901	194,429
Refundable income taxes	542,190	383,820
Deferred tax asset	558,000	665,000

Total current assets	14,665,616	13,507,522

Property and equipment, net	5,953,514	5,073,867

Other assets	192,952	268,721

Total assets	$20,812,082	$18,850,110
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2016(Unaudited)	December 31, 2015
Current liabilities
Accounts payable - trade	$2,497,565	$1,743,945
Accrued expenses and other liabilities	1,010,211	974,785
Accrued compensation	858,907	449,723
Current maturities of notes payable	748,012	435,717
Customer deposits	586,176	923,943

Total current liabilities	5,700,871	4,528,113

Notes payable - less current maturities	2,283,935	2,076,675
Deferred tax liability	1,089,000	855,000

Total liabilities	9,073,806	7,459,788

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,919,548 issued and 4,878,628 outstanding	49,195	49,195
Additional paid-in capital	5,110,398	5,110,398
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Accumulated other comprehensive income (loss)	9,450	(9,357)
Retained earnings	6,671,533	6,342,386

Total stockholders' equity	11,738,276	11,390,322

Total liabilities and stockholders' equity	$20,812,082	$18,850,110
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenue
Product sales and leasing	$7,155,973	$5,600,996
Shipping and installation revenue	2,002,271	813,894
Royalties	481,775	482,675

Total revenue	9,640,019	6,897,565

Cost of goods sold	7,571,093	5,229,992

Gross profit	2,068,926	1,667,573

Operating expenses
General and administrative expenses	897,616	746,357
Selling expenses	537,696	514,760

Total operating expenses	1,435,312	1,261,117

Gain on sale of assets	8,175	6,373
Other income	10,566	3,949

Operating income	652,355	416,778

Interest income (expense)
Interest expense	(35,580)	(23,737)
Interest income	21,149	816

Total interest expense, net	(14,431)	(22,921)

Income before income tax expense	637,924	393,857

Income tax expense	219,000	149,000

Net income	$418,924	$244,857

Basic earnings per share	$0.09	$0.05
Diluted earnings per share	$0.08	$0.05

Weighted average number of common shares outstanding:
Basic	4,919,548	4,892,686
Diluted	4,967,059	4,938,234
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$418,924	$244,857
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss)(1)	19,327	(10,438)

Comprehensive income	$438,251	$234,419

(1) Unrealized gains (losses) on available-for-sale securities are shown net of income tax expense of $8,000 for June 30, 2016 and an income tax benefit of $4,000 for June 30, 2015.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Revenue
Products sales and leasing	$13,389,679	$8,869,733
Shipping and installation revenue	3,494,934	1,413,147
Royalties	810,490	814,810

Total revenue	17,695,103	11,097,690

Cost of goods sold	14,348,184	8,900,125

Gross profit	3,346,919	2,197,565

Operating expenses
General and administrative expenses	1,731,427	1,621,064
Selling expenses	1,128,502	1,018,774

Total operating expenses	2,859,929	2,639,838

Gain on sale of assets	14,043	11,627
Other income	17,459	14,556

Operating income (loss)	518,492	(416,090)

Interest income (expense)
Interest expense	(63,729)	(50,730)
Interest income	30,385	1,308

Total other expense, net	(33,344)	(49,422)

Income (loss) before income tax expense (benefit)	485,148	(465,512)

Income tax expense (benefit)	156,000	(186,000)

Net income (loss)	$329,148	$(279,512)

Basic income (loss) per share	$0.07	$(0.06)
Diluted income (loss) per share	$0.07	$(0.06)

Weighted average number of common shares outstanding:
Basic	4,919,548	4,892,686
Diluted	4,970,769	4,892,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Net income (loss)	$329,148	$(279,512)
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) (1)	24,790	(16,206)

Comprehensive income (loss)	$353,938	$(295,718)

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense of $10,000 for June 30, 2016 and an income tax benefit of $6,000 for June 30, 2015.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$329,148	$(279,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,011	333,931
Gain on disposal of fixed assets	(14,043)	(11,627)
Deferred taxes	341,000	(165,505)
Allowance for doubtful accounts	(30,801)	(95,261)
(Increase) decrease in operating assets and liabilities:
Accounts receivable - billed	(1,151,726)	(2,206,076)
Accounts receivable - unbilled	(438,838)	144,739
Inventories	(208,485)	(156,018)
Prepaid expenses and other assets	(114,703)	(92,405)
Prepaid income taxes	(158,370)	(31,805)
Accounts payable - trade	753,620	680,725
Accrued expenses and other	35,426	193,304
Accrued compensation	409,184	146,904
Customer deposits	(337,767)	580,235

Net cash used in operating activities	(205,344)	(958,371)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(23,712)	(17,943)
Purchases of property and equipment	(1,260,659)	(506,893)
Proceeds from sale of fixed assets	14,043	15,421

Net cash used in investing activities	(1,270,328)	(509,415)

Cash flows from financing activities:
Proceeds from long-term borrowings	715,131	—
Repayments of long-term borrowings	(195,576)	(183,979)
Proceeds from options exercised	—	21,100

Net cash provided (used) in financing activities	519,555	(162,879)

Net decrease in cash and cash equivalents	(956,117)	(1,630,665)

Cash and cash equivalents
Beginning of period	1,735,621	3,572,405

End of period	$779,504	$1,941,740

+
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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation,” to simplify the accounting and reporting for employee share-based payments. This amendment involves several aspects of the accounting for share-based payment transactions, including accounting for income taxes as it pertains to the timing of when excess tax benefits are recognized and to the recognition of excess tax benefits and tax deficiencies in the statements of income, forfeitures, minimum statutory tax withholding requirements, as well as classification of excess tax benefits and employee taxes paid in the statement of cash flows. This amendment will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments provide specific transition and disclosure guidance for each provision. The Company has not yet evaluated the effect the adoption of this ASU will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.

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

NOTE 2. – NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share exclude all common stock equivalent, primarily stock options, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per common share calculation reflects the potential dilutive effect of securities that could share in earnings (loss) of the Company.  Outstanding options are excluded from the diluted earnings per share calculation where they would have an anti-dilutive effect.

	Three Months Ended June 30,
	2016	2015
Basic income per share

Income available to common shareholders	$418,924	$244,857

Weighted average shares outstanding	4,919,548	4,892,686

Basic income per share	$0.09	$0.05

Diluted income per share

Income available to common shareholders	$418,924	$244,857

Weighted average shares outstanding	4,919,548	4,892,686
Dilutive effect of stock options	47,511	45,548

Total weighted average shares outstanding	4,967,059	4,938,234

Diluted income per share	$0.08	$0.05

	Six Months Ended June 30,
	2016	2015
Basic income (loss) per share

Income (loss) available to common shareholders	$329,148	$(279,512)

Weighted average shares outstanding	4,919,548	4,892,686

Basic income (loss) per share	$0.07	$(0.06)

Diluted income (loss) per share

Income (loss) available to common shareholders	$329,148	$(279,512)

Weighted average shares outstanding	4,919,548	4,892,686
Dilutive effect of stock options	51,221	—

Total weighted average shares outstanding	4,970,769	4,892,686

Diluted income (loss) per share	$0.07	$(0.06)

NOTE 3. – NOTES PAYABLE
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,453,369 as of June 30, 2016.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  The Company additionally has eight smaller installment loans with interest rates between 2.99% and 3.99% and varying balances totaling $558,566.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At June 30, 2016, the Company was in compliance with all covenants pursuant to the loan agreement except for the limitation for the purchase of capital assets in the amount of $1,000,000 for which the Company received a waiver from the bank.
The Company also has a $2,000,000 line of credit, of which $602,022 was outstanding at June 30, 2016. The Company used the line of credit to purchase a capital asset that will be refinanced as an installment note payable in the short term. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate and matures on September 12, 2016. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit, of which, $427,110 has been used and $417,990 was outstanding at June 30, 2016.

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2016 and June 30, 2015 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the six months ended June 30, 2016 or the six months ended June 30, 2015.

The following table summarized options outstanding at June 30, 2016

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	190,933	$1.77
Granted	—	—
Forfeited	(60,000)	(2.21)
Exercised	—	—

Outstanding options at June 30, 2016	130,933	$1.56

Outstanding exercisable options at June 30, 2016	130,933	$1.56

The intrinsic value of outstanding and exercisable options at June 30, 2016 was approximately $116,000.

NOTE 5. – SUBSEQUENT EVENTS

Through the date of the filing of this Form 10-Q, the Company has evaluated events and transactions occurring subsequent to June 30, 2016 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date except for those discussed below.

On July 21, 2016, pursuant to a Contract For Purchase and Sale, effective on such date (the “Purchase Agreement”), between Nelson Cherry Properties, LLC and Smith-Columbia Corporation (“Purchaser”), a wholly-owned subsidiary of the Company, Purchaser consummated the purchase of the land, building and fixtures of a precast concrete production facility located near Columbia, South Carolina for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production and office space. The purchase was financed by a new 15 year bank facility with the Company’s current bank in the amount of $1,317,500, with the balance provided from cash resources. For several months prior to the closing, Purchaser had rented the facilities from Seller to enable Purchaser to begin to manufacture Smith-Midland precast concrete products.

On July 21, 2016, in order to finance the purchase described above, the Company borrowed $1,317,500 from Summit Community Bank (the “Bank”). Such loan is evidenced by a promissory note, dated July 19, 2016 (the “Note”). The Note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,672.91 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The security interest is described in a Commercial Security Agreement, dated July 19, 2016, between the Company and the Bank.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	While the Company is profitable year to date as of June 30, 2016, there are no assurances that the Company can remain profitable in future periods,

•	our debt level increased during the first and second quarter of 2016 and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service area,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern regions and parts of the Southeastern region of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards and water and feed troughs.

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
The Company incurred a net loss for the first quarter of 2016 in the amount of $88,000 and net income of $419,000 for the second quarter of 2016, resulting in net income of $329,000 for the six months ended June 30, 2016 . The cost of goods sold as a percent of revenue, not including royalties, for the three months ended June 30, 2016 was 83% compared to 88% for the three months ended March 31, 2016. The decrease in the cost of goods sold as a percent of revenue, not including royalties, was due to increased revenues of higher margin products such as barrier, barrier rentals and soundwall (where all discounted soundwall production and revenue were completed in the prior quarter), as well as a reduction in production man-hours, thereby reducing direct labor costs. Management believes this trend will continue into the third quarter of 2016 leading to increased net income for the third quarter.

Results of Operations

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

Revenue By Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% of Change	2016	2015	Change	% of Change
Product Sales:
Soundwall Sales	$2,491,244	$571,905	$1,919,339	336%	$4,890,911	$862,948	$4,027,963	467%
Architectural Panel Sales	166,101	1,047,436	(881,335)	(84)%	295,992	1,628,741	(1,332,749)	(82)%
Slenderwall Sales	352,968	708,293	(355,325)	(50)%	410,813	1,204,165	(793,352)	(66)%
Miscellaneous Wall Sales	586,453	206,734	379,719	184%	1,346,067	338,060	1,008,007	298%
Total Wall Sales	3,596,766	2,534,368	1,062,398	42%	6,943,783	4,033,914	2,909,869	72%
Barrier Sales	1,813,274	812,111	1,001,163	123%	3,266,150	1,248,409	2,017,741	162%
Easi-Set and Easi-Span Building Sales	649,552	773,600	(124,048)	(16)%	1,230,117	1,154,958	75,159	7%
Utility and Farm Product Sales	599,753	828,246	(228,493)	(28)%	937,532	1,205,318	(267,786)	(22)%
Miscellaneous Product Sales	87,348	468,516	(381,168)	(81)%	211,509	865,631	(654,122)	(76)%
Total Product Sales	6,746,693	5,416,841	1,329,852	25%	12,589,091	8,508,230	4,080,861	48%
Royalty Income	481,775	482,675	(900)	—%	810,490	814,810	(4,320)	(1)%
Barrier Rentals	409,280	184,155	225,125	122%	800,588	361,503	439,085	121%
Shipping and Installation Revenue	2,002,271	813,894	1,188,377	146%	3,494,934	1,413,147	2,081,787	147%
Total Service Revenue	2,893,326	1,480,724	1,412,602	95%	5,106,012	2,589,460	2,516,552	97%

Total Revenue	$9,640,019	$6,897,565	$2,742,454	40%	$17,695,103	$11,097,690	$6,597,413	59%

Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased significantly during the three and six months ended June 30, 2016, compared to the same period in 2015. The following describes the changes by product type:

Soundwall sales increased by significantly for the three and six month period ended June 30, 2016 when compared to the same periods in 2015. With more funds available from the federal and state highway programs, soundwall contracts continue be plentiful and the Company has been able to get its share of the available bids. We continue to be awarded contracts and management believes soundwall sales will continue to be strong through the remainder of 2016. Prices have continued to improve and the Company expects prices to remain at the current level through the remainder of 2016 and into 2017. Our new facility, located in Columbia, South Carolina, is beginning to review local soundwall bids and hopes to be awarded soundwall contracts by 2017.

Architectural panel sales decreased significantly during the three and six month periods ended June 30, 2016, compared to the same periods in 2015. The Company had one large architectural project in 2015 and there is only one small project in production in 2016. While the construction economy has been trending up since 2015, the volume of architectural projects continues to be less than that of other wall panel projects and the pricing has continued to remain low. The Company continues to bid on this work, however, since our production and sales of other products have been relatively strong, we are not bidding architectural projects with low margins and consequently we are not winning the bids.

Slenderwall panel sales decreased during the three and six month periods ended June 30, 2016 when compared to the same period in 2015. The decrease resulted from the completion of two Slenderwall projects during 2015. The Company has a $2 million Slenderwall project that began production in July of 2016 and has been awarded a $3.2 million Slenderwall project that is anticipated to start production later in 2016 or early 2017. Over the past six months, there have been fewer Slenderwall projects to bid, but there are several Slenderwall projects coming up for bid in the next few months.
Miscellaneous wall panels significantly increased for the three and six month periods ended June 30, 2016, when compared to the same periods in 2015. The Company began a miscellaneous project in the fourth quarter of 2015 that will run through 2016 for approximately $2.5 million. We expect sales to continue to be strong for the remainder of 2016 for miscellaneous wall panels. The market seems to be strong in this area as we have bid on several other projects that we have a good chance to be awarded.
Barrier Sales - Barrier sales increased significantly during the three and six month periods ended June 30, 2016, compared to the same periods in 2015. With the federal and state governments investing in highway and infrastructure improvements, the sale of barrier continues to be strong in all three of our manufacturing plants, including our new plant just closed in Columbia, South Carolina. Our South Carolina company continues to produce barrier under its $3.5 million barrier contract started earlier in the year. Several more sales/barrier rental contracts are being reviewed now for bid, indicating that barrier sales and rentals should be strong for the remainder of 2016.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased by 16% for the three months ended June 30, 2016, compared to the same period in 2015. The decrease in sales was mainly due to the end of a large contract with the government for restroom sales in state parks and other outside venues. The contract was for lower priced restrooms and with the economy improving, management decided not to re-bid the contract. Sales for the six months ended June 30, 2016 increased by 7% due to sales earlier in the year under the government contract just ended. Management believes the Company will see a slight increase in building and restroom sales for the remainder of 2016 as requests for bids has increased and several new projects are underway.
Utility and Farm Product Sales - Utility and farm products sales decreased moderately over the three and six month periods ended June 30, 2016, compared to the same periods in 2015. The Company received a large order for manholes on a local highway project for which delivery began in the fourth quarter of 2015 and has continued production during 2016. The project is running behind schedule and the contractor has slowed its production requirements, however, management believes it will pick back up this summer. Utility products are tied closely with infrastructure spending by federal, state and local governments and with the passage of the federal highway bill, sales and bids on these products are slowly improving. Management believes these products will remain level during the second half of 2016.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased significantly for the three and six month periods ended June 30, 2016,, compared to the same periods in 2015. The decrease in was due mainly to the completion of several miscellaneous projects early in 2016. We currently have several smaller projects in production. Management believes that miscellaneous sales will remain relatively flat during the remainder of the year.
Royalty Income - Royalty revenue was relatively flat for the three and six month periods ended June 30, 2016, compared to the same periods in 2015. Building royalties were down during the periods, however, barrier royalties were up slightly during the periods leaving income flat. Management believes that royalty income will increase over the remainder of 2016 as the Company is aware of two Slenderwall projects currently in production by one of our licensees as well as an increase in other activities by licensees.
Barrier Rentals - Barrier rentals increased significantly for the three and six month periods ended June 30, 2016, compared to the same periods in 2015. The increase in barrier rentals was due to the federal and state investment in highway and infrastructure projects. In addition the increase was partly due to a small special rental project made in the first and second quarters of 2016 at increased margins. Management is aware of several special rental projects coming up during in the second half of 2016 and is endeavoring to obtain these projects which also sell at increased margins.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by approximately by 146% for the three and six month periods ended June 30, 2016, compared to the same periods in 2015. The Company was involved in several installation projects during the first and second quarters of 2016, while very little installation was being done in the same quarters of 2015. As discussed in Form 10-K for the year ended December 31, 2015, our storage yard was filled to capacity with several large projects waiting to be shipped to customers in 2016. During the both quarters of 2016 we began shipping many of these projects as well as much of the soundwall being produced during 2016, thereby, increasing our shipping revenue as well as installation revenue. Management believes this trend will continue through 2016.
Cost of Goods Sold - Total cost of goods sold for the three months ended June 30, 2016, increased by $2,341,101, or 45%, from the same period in 2015. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 83% for the three months ended June 30, 2016 , relatively unchanged from 82% for the same period in 2015. Total cost of goods sold for the six months ended June 30, increased by $5,448,059, or 49%, from the same period in 2015. The increase was due mainly to the increase in sales for the periods concerned. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 85% for the six months ended June 30, and 87% for the same period in 2015. The slight decrease in cost of goods sold, as a percentage of total revenue, not including royalties, was caused by increased sales, sale of higher margin products in the second quarter as well as fixed costs being spread over a higher revenue base. The start-up costs for the Columbia, South Carolina plant had a negative impact on the cost of goods sold percentage, primarily in the first quarter of 2016. There will be additional startup costs over the next several months in respect to the Columbia plant that should be partially offset by sales of the barrier being produced and sold. The Company has encountered some price increases in some raw materials, partially offset by temporary decreases in steel prices. Inflation continues to remain relatively low and management believes inflation will continue to remain relatively low for the remainder of the 2016.
General and Administrative Expenses – For the three months ended June 30, 2016 the Company's general and administrative expenses increased by $151,259, or 20%, to $897,616 from $746,357 during the same period in 2015 and for the six months ended June 30, 2016, the Company's general and administrative expenses increased by $110,363, or 7%, to $1,128,502 from $1,018,774 during the same period in 2015. The increase for both periods was due to an increase in salaries, rent for the Columbia facility, and higher repairs and maintenance partially offset by lower use taxes and office expenses. General and administrative expense as a percentage of total revenue was 9% and 11% for the three months ended June 30, 2016 and 2015, respectively. General and administrative expense as a percentage of total revenue was 10% and 15% for the six months ended June 30, 2016 and 2015, respectively.
Selling Expenses – Selling expenses for the three months ended June 30, 2016 increased to $537,696 from $514,760 for the same period in 2015 or 4%. The increase was due mainly to increased salary and advertising expense partially offset by lower general office expenses. Selling expenses for the six months ended June 30, 2016 increased to $1,128,502 from $1,018,774 for the same period in 2015 or 11%. The increase in selling expenses for the period were due to increased salaries and advertising expense partially offset by lower general office expenses.
Operating Income/Loss – The Company had an operating income for the three months ended June 30, 2016 of $652,355 compared to operating income of $416,778 for the same period in 2015. The increase in operating income for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to increased sales of product. The Company had an operating income for the six months ended June 30, 2016 of $518,492 compared to an operating loss of $416,778 for the same period in 2015. The increase in operating income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to increased sales of product and a lower cost of goods sold for the period as a percentage of total revenue, not including royalties.
Interest Expense – Interest expense was higher for the three and six month periods ended June 30, 2016, compared to the same period in 2015.  The increase for the periods was due primarily to increased borrowings for the three and six month periods ended June 30, 2016, used for the purchase of 6 acres of land adjacent to our Midland, VA facility for storage of products purchased by customers prior to delivery and the purchase of equipment used in production.
Income Tax Expense/Benefit – The Company had an income tax expense of $219,000 with an effective rate of 34% for the three months ended June 30, 2016 compared to an income tax income expense of $149,000 with an effective rate of 38% for the same period in 2015. The Company had an income tax expense of $156,000 with an effective rate of 32% for the six months ended June 30, 2016, compare to a tax benefit of $186,000 with a effective rate of 40% for the same period in 2015.

Net Income/Loss – The Company had net income of $418,924 for the three months ended June 30, 2016, compared to net income of $244,857 for the same period in 2015. The basic and diluted income per share was $0.09 and $0.08 for the three months ended June 30, 2016, respectively, and the basic and diluted income per share was $.05 for the three months ended June 30, 2015. The Company had net income of $329,148 for the six months ended June 30, 2016, compared to a net loss of $279,512 for the same period in 2015. The basic and diluted income per share was $0.07 for the six months ended June 30, 2016, and the basic and diluted loss per share was $.06 for the six months ended June 30, 2015.

Liquidity and Capital Resources
The Company financed its capital expenditures and operating requirements for the first half of 2016 primarily from cash balances and notes payable to a bank.  The Company had $3,031,947 of debt obligations at June 30, 2016, of which $748,012 was scheduled to mature within twelve months. During the six months ended June 30, 2016, the Company made repayments of outstanding debt in the amount $195,576.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,453,369 as of June 30, 2016.  The note has a maturity date of September 12, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan as long as the Company is not in default. The Company additionally has eight smaller installment loans with a balance totaling $558,566.  Also, the Company is limited to $1,000,000 for annual capital expenditures.  At June 30, 2016, the Company was in compliance with all covenants pursuant to the loan agreement except for the limitation for the purchase of capital assets in the amount of $1,000,000 for which the Company received a waiver from the bank.

The Company also has a $2,000,000 line of credit, of which $602,022 was outstanding at June 30, 2016. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2016. In addition, the Company has a commitment from the Bank in the amount of $1,000,000 for an equipment line of credit, of which, the Company has used $427,110.
At June 30, 2016, the Company had cash and cash equivalents totaling $779,504 and $1,084,309 of investment securities available for sale compared to cash and cash equivalents totaling $1,735,621 and $1,041,790 of investment securities available for sale at December 31, 2015. Investment securities available for sale at June 30, 2016 consist of shares of USVAX (a Virginia Bond Fund).  The decrease in cash is primarily the result of higher level of accounts receivable at June 30, 2016 than at December 31, 2015, the purchase of capital assets and the repayment of notes payable.
Capital spending totaled $1,260,659 for the six months ended June 30, 2016, as compared to $506,893 for the same period in 2015.  The 2016 expenditures were for land, new construction vehicles, additional rental barrier and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $750,000 over the remainder of the year. Some of the capital purchases for the remainder of the year will be for equipment to outfit the recently purchased Columbia facility. The capital purchases for Columbia could be as high as $500,000 which will provide rolling stock and production equipment needed to run the facility. During the period ended June 30, 2016, the Company exceeded a bank loan covenant limiting the purchase of capital assets to $1,000,000.
The Company's mortgage note payable is financed at a fixed rate of 3.99% per annum. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually. Slightly more that 50% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $1,500 annually due to the fluctuating interest rates.
On July 21, 2016, in order to finance the Columbia, South Carolina purchase described above, the Company borrowed $1,317,500 from the Bank. Such loan is evidenced by a promissory note, dated July 19, 2016 (the “Note”). The Note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,672.91 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue was 81 days for the six months ended

June 30, 2016 compared to 88 days for the year ended December 31, 2015.  The Company purchased an accounts receivable tracking and collection system during the year to help reduce the days sales outstanding for collections.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $2,702,769 at June 30, 2016 and at December 31, 2015 was $2,494,284, or an increase of $208,485.  Inventory turnover was 8.3, annualized, for the six months ended June 30, 2016, compared to 10.0 for the same period in 2015.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production, except for steel that has decreased slightly, had a slight increase in 2015 and the first six months of 2016 and the Company anticipates prices will increase only slightly over the remainder of 2016.

Sales Backlog

As of August 11, 2016, the Company’s sales backlog was approximately $13.3 million, as compared to approximately $18.0 million at the same time in 2015.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the ordered production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually which excludes royalties and barrier rental.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2016.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 11, 2016	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2016	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended June 30, 2016

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