Form 10-Q
period 2016-09-30
SMITH MIDLAND CORP
filed 2016-11-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

or

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

Common Stock, $.01 par value, outstanding as of November 4, 2016 : 4,918,628 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2016(Unaudited)	December 31, 2015
Current assets
Cash and cash equivalents	$945,335	$1,735,621
Investment securities, available-for-sale, at fair value	1,080,570	1,041,790
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $312,101 and $345,118)	9,978,089	6,795,215
Trade - unbilled	294,798	197,363
Inventories, net
Raw materials	773,427	724,143
Finished goods (less allowance for reserves of $66,567)	1,734,153	1,770,141
Prepaid expenses and other assets	390,888	194,429
Refundable income taxes	28,223	383,820
Deferred tax asset	668,000	665,000

Total current assets	15,893,483	13,507,522

Property and equipment, net	7,793,638	5,073,867

Other assets	182,970	268,721

Total assets	$23,870,091	$18,850,110
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2016(Unaudited)	December 31, 2015
Current liabilities
Accounts payable - trade	$2,010,714	$1,743,945
Accrued expenses and other liabilities	1,412,440	974,785
Accrued compensation	648,872	449,723
Line of credit	352,022	—
Current maturities of notes payable	637,173	435,717
Customer deposits	1,119,742	923,943

Total current liabilities	6,180,963	4,528,113

Notes payable - less current maturities	3,100,161	2,076,675
Deferred tax liability	1,123,000	855,000

Total liabilities	10,404,124	7,459,788

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 4,959,548 and 4,919,548 issued and 4,918,628 and 4,878,628 outstanding, respectively	49,595	49,195
Additional paid-in capital	5,158,398	5,110,398
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Accumulated other comprehensive loss	(2,567)	(9,357)
Retained earnings	8,362,841	6,342,386

Total stockholders' equity	13,465,967	11,390,322

Total liabilities and stockholders' equity	$23,870,091	$18,850,110
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenue
Product sales and leasing	$9,784,308	$8,753,987
Shipping and installation revenue	2,077,943	1,223,599
Royalties	533,750	425,831

Total revenue	12,396,001	10,403,417

Cost of goods sold	8,273,621	7,280,467

Gross profit	4,122,380	3,122,950

Operating expenses
General and administrative expenses	966,702	808,216
Selling expenses	501,269	558,212

Total operating expenses	1,467,971	1,366,428

Gain on sale of assets	7,254	4,066
Other income	33,770	9,009

Operating income	2,695,433	1,769,597

Interest income (expense)
Interest expense	(47,946)	(26,603)
Interest income	(2,180)	19,062

Total interest expense, net	(50,126)	(7,541)

Income before income tax expense	2,645,307	1,762,056

Income tax expense	954,000	610,000

Net income	$1,691,307	$1,152,056

Basic earnings per share	$0.34	$0.24
Diluted earnings per share	$0.34	$0.23

Weighted average number of common shares outstanding:
Basic	4,924,366	4,893,548
Diluted	4,964,965	4,945,745
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net income	$1,691,307	$1,152,056
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss)(1)	(7,017)	3,368

Comprehensive income	$1,684,290	$1,155,424

(1) Unrealized gains (losses) on available-for-sale securities are shown net of income tax benefit of $5,000 for September 30, 2016 and an income tax expense of $4,000 for September 30, 2015.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Revenue
Products sales and leasing	$23,173,987	$17,623,720
Shipping and installation revenue	5,572,877	2,636,746
Royalties	1,344,240	1,240,641

Total revenue	30,091,104	21,501,107

Cost of goods sold	22,621,805	16,180,592

Gross profit	7,469,299	5,320,515

Operating expenses
General and administrative expenses	2,698,129	2,429,280
Selling expenses	1,629,771	1,576,986

Total operating expenses	4,327,900	4,006,266

Gain on sale of assets	21,297	15,693
Other income	51,229	23,565

Operating income	3,213,925	1,353,507

Interest income (expense)
Interest expense	(111,675)	(77,333)
Interest income	28,205	20,370

Total other expense, net	(83,470)	(56,963)

Income before income tax expense	3,130,455	1,296,544

Income tax expense	1,110,000	424,000

Net income	$2,020,455	$872,544

Basic income per share	$0.41	$0.18
Diluted income per share	$0.41	$0.18

Weighted average number of common shares outstanding:
Basic	4,924,366	4,892,977
Diluted	4,958,473	4,943,985

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net income	$2,020,455	$872,544
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) (1)	7,773	(12,771)

Comprehensive income	$2,028,228	$859,773

(1) Unrealized gain (loss) on available for sale securities are shown net of income tax expense of $5,000 for September 30, 2016 and an income tax benefit of 8,000 for September 30, 2015.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$2,020,455	$872,544
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	569,897	499,554
Gain on disposal of fixed assets	(20,296)	(15,693)
Deferred taxes	265,000	(243,000)
Changes in operating assets and liabilities:
Accounts receivable - billed	(3,149,856)	(6,105,717)
Accounts receivable - unbilled	(97,435)	139,017
Allowance for doubtful accounts	(33,017)	(59,977)
Inventories	(13,296)	(441,789)
Prepaid expenses and other assets	(110,709)	(123,949)
Prepaid income taxes	355,597	655,727
Accounts payable - trade	266,769	1,656,645
Accrued expenses and other	437,655	619,400
Accrued compensation	199,149	255,458
Customer deposits	195,799	736,128

Net cash provided by (used in) operating activities	885,712	(1,555,652)

Cash flows from investing activities:
Purchases of investment securities	(31,990)	(27,519)
Purchases of property and equipment	(3,289,669)	(864,814)
Proceeds from sale of fixed assets	20,296	23,731

Net cash used in investing activities	(3,301,363)	(868,602)

Cash flows from financing activities:
Line of credit borrowings	1,450,000	—
Line of credit payments	(1,450,000)	—
Proceeds from long-term borrowings	1,887,322	97,005
Repayments of long-term borrowings	(310,357)	(275,114)
Proceeds from options exercised	48,400	21,101

Net cash provided by (used in) financing activities	1,625,365	(157,008)

Net decrease in cash and cash equivalents	(790,286)	(2,581,262)

Cash and cash equivalents
Beginning of period	1,735,621	3,572,405

End of period	$945,335	$991,143

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. Additional guidance was issued in May 2016 which clarified, among other items, revenue collectability, presentation of sales tax and other similar taxes from customers and non-cash consideration. In the third quarter of 2015, the FASB deferred the effective date of the standard to annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that adopting this ASU will have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), ("ASU 2016-02"). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and eliminates the current requirements for a company to use bright-line tests in determining lease classification. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its financial position, results of operations and cash flows.

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

Royalties are recognized as a percent of sales of the licensed product sold by the licensee on a monthly basis.  The Company licenses certain other precast companies to produce its licensed products to meet engineering specifications under licensing agreements.  The agreements are typically for five year terms and require royalty payments to be made to the Company ranging from 4% to 6% which are paid on a monthly basis.

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

Shipping revenue and costs are recognized in the period the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only.  Warranty claims are reviewed and resolved on a case by case method.  Although the Company does incur costs for these types of expenses, historically the amount of expense is immaterial.

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all common stock equivalent, primarily stock options, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company.  Outstanding options are excluded from the diluted earnings per share calculation where they would have an anti-dilutive effect.

	Three Months Ended September 30,
	2016	2015
Basic income per share

Net income	$1,691,307	$1,152,056

Weighted average shares outstanding	4,924,366	4,893,548

Basic income per share	$0.34	$0.24

Diluted income per share

Net income	$1,691,307	$1,152,056

Weighted average shares outstanding	4,924,366	4,893,548
Dilutive effect of stock options	40,599	52,197

Total weighted average shares outstanding	4,964,965	4,945,745

Diluted income per share	$0.34	$0.23

	Nine Months Ended September 30,
	2016	2015
Basic income per share

Net income	$2,020,455	$872,544

Weighted average shares outstanding	4,924,366	4,892,977

Basic income per share	$0.41	$0.18

Diluted income per share

Net income	$2,020,455	$872,544

Weighted average shares outstanding	4,924,366	4,892,977
Dilutive effect of stock options	34,107	51,008

Total weighted average shares outstanding	4,958,473	4,943,985

Diluted income per share	$0.41	$0.18

NOTE 3. – NOTES PAYABLE
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,391,364 as of September 30, 2016.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  The Company additionally has 11 smaller installment loans with interest rates between 2.99% and 3.99% and varying balances totaling $735,699.  Also, the Company is limited to $1,500,000 for annual capital expenditures.  At September 30, 2016, the Company was in compliance with all covenants pursuant to the loan agreement. In the second quarter of 2016, the limitation for the purchase of capital assets was $1,000,000 which the Company exceeded at that time and for which the Company received a waiver from the Bank.
On July 21, 2016, in order to finance the purchase of the Columbia, South Carolina facility, more fully described in Item 2 below, the Company borrowed $1,317,500 from the Bank. Such loan is evidenced by a promissory note, dated July 19, 2016. The new note provides for a 15 years term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,672.91 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2016, was $1,307,942.
The Company also has a $2,000,000 line of credit, of which $352,022 was outstanding at September 30, 2016. The Company used the line of credit to purchase a capital asset that will be refinanced as an installment note payable in the short term. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate and matures on September 12, 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit, of which none has been used.

NOTE 4. – STOCK OPTIONS

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2016 and September 30, 2015 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the nine months ended September 30, 2016 or the nine months ended September 30, 2015.

The following table summarized options outstanding at September 30, 2016

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	190,933	$1.77
Granted	—	—
Forfeited	(60,000)	(2.21)
Exercised	(40,000)	(1.21)

Outstanding options at September 30, 2016	90,933	$1.72

Outstanding exercisable options at September 30, 2016	90,933	$1.72

The intrinsic value of outstanding and exercisable options at September 30, 2016 was approximately $67,000.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	While the Company is profitable year to date as of September 30, 2016, there are no assurances that the Company can remain profitable in future periods,

•
our debt level increased during the first three quarters of 2016 including significantly during the third quarter in order to finance the purchase of a Columbia, South Carolina facility, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service area,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
The Company had net income of $1,691,307 for the three months ended September 30, 2016, and net income of $2,020,455 for the nine months ended September 30, 2016. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine month periods ended September 30, 2016, were 70% and 79%, respectively, as compared to 73% and 80% for the three and nine month periods ended September 30, 2015, respectively. The decrease in the cost of goods sold as a percent of revenue, not including royalties, was due to increased revenues of higher margin products such as barrier, barrier rentals and soundwall (where all discounted soundwall production and revenue were completed in the first quarter), as well as a reduction in production man-hours per cubic yard, thereby reducing direct labor costs. Sales continue to remain strong and this trend is expected to continue into 2017 as the Company has received two new Slenderwall projects that are expected to start production in early 2017. Management has good expectations for future earnings for the remainder of 2016 as well as 2017.

Results of Operations

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Revenue By Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% of Change	2016	2015	Change	% of Change
Product Sales:
Soundwall Sales	$1,307,911	$871,711	$436,200	50%	$6,198,822	$1,734,659	$4,464,163	257%
Architectural Panel Sales	305,368	412,176	(106,808)	(26)%	601,359	2,040,917	(1,439,558)	(71)%
Slenderwall Sales	993,262	1,005,492	(12,230)	(1)%	1,404,075	2,209,657	(805,582)	(36)%
Miscellaneous Wall Sales	790,502	964,101	(173,599)	(18)%	2,136,570	1,829,732	306,838	17%
Total Wall Sales	3,397,043	3,253,480	143,563	4%	10,340,826	7,814,965	2,525,861	32%
Barrier Sales	2,742,370	617,101	2,125,269	344%	6,008,521	1,865,510	4,143,011	222%
Easi-Set and Easi-Span Building Sales	820,084	692,169	127,915	18%	2,050,201	1,847,127	203,074	11%
Utility and Farm Product Sales	628,993	732,692	(103,699)	(14)%	1,566,525	1,938,010	(371,485)	(19)%
Miscellaneous Product Sales	83,830	320,784	(236,954)	(74)%	295,339	658,844	(363,505)	(55)%
Total Product Sales	7,672,320	5,616,226	2,056,094	37%	20,261,412	14,124,456	6,136,956	43%
Royalty Income	533,751	425,831	107,920	25%	1,344,240	1,240,641	103,599	8%
Barrier Rentals	2,111,987	3,137,761	(1,025,774)	(33)%	2,912,575	3,499,264	(586,689)	(17)%
Shipping and Installation Revenue	2,077,943	1,223,599	854,344	70%	5,572,877	2,636,746	2,936,131	111%
Total Service Revenue	4,723,681	4,787,191	(63,510)	(1)%	9,829,692	7,376,651	2,453,041	33%

Total Revenue	$12,396,001	$10,403,417	$1,992,584	19%	$30,091,104	$21,501,107	$8,589,997	40%

Wall Panel Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales increased significantly during the three and nine months ended September 30, 2016, compared to the same period in 2015. The following describes the changes by product type:

Soundwall sales increased significantly for the three and nine month periods ended September 30, 2016 when compared to the same periods in 2015. With more funds available from the federal and state highway programs, soundwall contracts continue be plentiful and the Company has been able to get its share of the available bids. The Company has been awarded several new soundwall contracts during the year, of which two were large contracts in excess of $1.5 million and several were smaller contracts. During 2015, many of our soundwall projects were discounted because of the recession, however, the Company has been awarded these new contracts at full price and some with premiums. Management believes this trend will continue into 2017. Our new facility, located in Columbia, South Carolina, is beginning to review local soundwall bids and expects to be awarded soundwall contracts by 2017.

Architectural panel sales decreased significantly during the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. The Company had one large architectural project in 2015 and there is only one small project in production in 2016. While the construction economy has been trending up since 2015, the volume of architectural projects continues to be less than that of other wall panel projects and the pricing has continued to remain relatively weak. The Company continues to bid on this work, however, since our production and sales of other products have been relatively strong, we are not bidding architectural projects with low margins and consequently we are not winning the bids.

Slenderwall panel sales remained relatively flat during the three month period ended September 30, 2016, and were significantly lower for the nine month period ended September 30, 2016, when compared to the same periods in 2015. The decrease resulted from the completion of two Slenderwall projects during 2015 while only one Slenderwall project was in production during 2016. The Company was awarded a $3.2 million Slenderwall project which will start production in early 2017, in addition, the Company was awarded another large Slenderwall project that will start in early spring. With these two contracts in progress during 2017, management believes 2017 should be a strong year for Slenderwall panel sales as we continue to bid on several projects.
Miscellaneous wall panels decreased for the three months ended September 30, 2016, when compared to the same period in 2015. The reduction occurred because the contractor on the job requested us to slow down production as they were not taking the product as fast as required by their original schedule. Since the end of the third quarter, the production is back to the original schedule and will continue so through the remainder of 2016, while for the nine months ended September 30, 2016, the production of this product was higher than it was during the same period in 2015. Our South Carolina facility has received a miscellaneous contract for lagging panels which should start in the fourth quarter of 2016 and has received an additional contract for miscellaneous panels for approximately $750,000 which will start in the first quarter of 2017. We have continued to quote on several miscellaneous projects and have been awarded several small contracts, however, we have not received any additional large projects as of yet. The market for these products still looks strong at this point.
Barrier Sales - Barrier sales increased significantly during the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. With the federal and state governments investing in highway and infrastructure improvements, the sale of barrier continues to be strong in all three of our manufacturing plants, including our new plant just purchased in Columbia, South Carolina. Our South Carolina facility continues to produce barrier under a $3.5 million barrier contract which started earlier in the year. In addition, the South Carolina facility has received a medium sized contract that is currently in production. Several more sales/barrier rental contracts are being reviewed now for bid, indicating that barrier sales and rentals should be strong for the remainder of 2016 and into 2017.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased by 18% and 11%, respectively, for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. The increase in sales was mainly due to the increase in federal and state government spending on infrastructure items, as our buildings are used as mechanical, electrical, pump stations and other government needs. Management believes the Company will to see a slight increase in building and restroom sales for the remainder of 2016 and into 2017 as requests for bids has increased and several new projects are underway.
Utility and Farm Product Sales - Utility and farm products sales decreased moderately over the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. The Company received a large order for manholes on a local highway project for which delivery began in the fourth quarter of 2015 and has continued production during 2016. While the project is still in production, the end of the project is getting close and is beginning to slow down. Utility products are tied closely with infrastructure spending by federal, state and local governments and with the passage of the federal highway bill, sales and bids on these products are slowly improving. The Company continues to bid on utility projects of all sizes. Although there are competitors who only produce utility products at a somewhat lower price than the Company, especially in respect of smaller contracts, we are much more competitive with respect to the larger utility contracts. Management believes these products will remain level during the remainder of 2016.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased significantly for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. The decrease was due mainly to the completion of several miscellaneous projects early in 2016. We currently have several smaller projects in production at the current time, however, management believes that miscellaneous sales will be relatively flat during the remainder of the year.
Royalty Income - Royalty revenue increased moderately for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. Building royalties were down during the periods, however, barrier royalties were up slightly during the periods leaving income flat. Management believes that royalty income will continue to increase in the fourth quarter as the Company is aware of two Slenderwall projects currently in production by one of our licensees as well as an increase in other activities by licensees.

Barrier Rentals - Barrier rentals decreased significantly for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. The decrease was due primarily to a very large special project rental that occurred in the third quarter of 2015. The third quarter of 2016 contained two smaller special project rentals, but together, they were smaller than the single project in 2015. Special projects receive slightly higher profit margins than other rentals as they are difficult to manage, control, staff and entails higher risks. In addition to the special project rentals, our standard rentals have increased moderately over 2015 and we believe they will continue to increase well into 2017.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased significantly for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015. The Company was involved in three installation projects during 2016, while very little installation was being done in 2015. As discussed in Form 10-K for the year ended December 31, 2015, our storage yard was filled to capacity with several large projects waiting to be shipped to customers in 2016. During 2016 we began shipping many of these stored projects, three of which were being installed as they were received, as well as much of the soundwall being produced during 2016, thereby, increasing our shipping revenue as well as installation revenue. Management believes this trend will continue through the end of 2016.
Cost of Goods Sold - Total cost of goods sold for the three months ended September 30, 2016, increased by $993,154, or 14%, from the same period in 2015. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 70% for the three months ended September 30, 2016, a good improvement from 73% for the same period in 2015. Total cost of goods sold for the nine months ended September 30, 2016 increased by $6,441,213, or 30%, from the same period in 2015. The increase was due mainly to the increase in sales for the periods concerned. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 79% for the nine months ended September 30, 2016, and 80% for the same period in 2015. The slight decrease in cost of goods sold, as a percentage of total revenue, not including royalties, was caused by increased sales, sale of higher margin products in the third quarter as well as fixed costs being spread over a higher revenue base. The start-up costs for the Columbia, South Carolina plant had a negative impact on the cost of goods sold percentage, primarily in the first quarter of 2016. The Company has encountered some price increases in some raw materials, partially offset by temporary decreases in steel prices. Inflation continues to remain relatively low and management believes inflation will continue to remain relatively low for the remainder of the 2016.
General and Administrative Expenses – For the three months ended September 30, 2016 the Company's general and administrative expenses increased by $158,486, or 20%, to $966,702 from $808,216 during the same period in 2015, and for the nine months ended September 30, 2016, the Company's general and administrative expenses increased by $268,849, or 11%, to $1,629,771 from $1,576,986 during the same period in 2015. The general and administrative expenses for the three and nine month periods ended September 30, 2016, excluding the general and administrative expenses of the Columbia, South Carolina facility, were slightly down, when compared to the to the same periods in 2015. The increased general and administrative expenses relate to the Columbia, South Carolina general and administrative incurred during 2016. General and administrative expense as a percentage of total revenue was 8% for the three months ended September 30, 2016 and 2015. General and administrative expense as a percentage of total revenue was 9% and 11% for the nine months ended September 30, 2016 and 2015, respectively.
Selling Expenses – Selling expenses for the three months ended September 30, 2016 decreased to $501,269 from $558,212 for the same period in 2015,or 10%. The decrease in sales expense was due mainly to decreased salaries as one sales position remains unfilled. Selling expenses for the nine months ended September 30, 2016 increased to $1,629,771 from $1,576,986 for the same period in 2015 or 3%. The increase in selling expenses for the period were due to increased advertising expense partially offset by lower general office expenses.
Operating Income – The Company had operating income for the three and nine month periods ended September 30, 2016, of $2,695,433 and $3,213,925, respectively, compared to operating income of $1,769,597 and $1,353,507 for the same periods in 2015. The increase in operating income for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015, was primarily due to increased sales of product and a lower cost of goods sold for the period as a percentage of total revenue, not including royalties.

Interest Expense – Interest expense was higher for the three and nine month periods ended September 30, 2016, compared to the same period in 2015.  The increase for the periods was due primarily to increased borrowings for the three and nine month periods ended September 30, 2016, used for the purchase of land, building and fixtures in Columbia, South Carolina, the purchase of six acres of land adjacent to our Midland, VA facility for storage of products purchased by customers prior to delivery and the purchase of equipment used in production.
Income Tax Expense – The Company had income tax expense of $954,000 with an effective rate of 36% for the three months ended September 30, 2016, compared to income tax income expense of $610,000 with an effective rate of 35% for the same period in 2015. The Company had an income tax expense of $1,110,000 with an effective rate of 35% for the nine months ended September 30, 2016, compared to tax expense of $424,000 with a effective rate of 33% for the same period in 2015.
Net Income – The Company had net income of $1,691,307 for the three months ended September 30, 2016, compared to net income of $1,152,056 for the same period in 2015. The basic and diluted income per share was $0.34 for the three months ended September 30, 2016, and the basic income per share was $.24 for the three months ended September 30, 2015 and the diluted income per share was $.23 for the three months ended September 30, 2015. The Company had net income of $2,020,455 for the nine months ended September 30, 2016, compared to net income of $872,544 for the same period in 2015. The basic and diluted income per share was $0.41 for the nine months ended September 30, 2016, and the basic and diluted income per share was $.18 for the same period in 2015.
Liquidity and Capital Resources
The Company financed its capital expenditures and operating requirements for the first nine months of 2016 primarily from cash provided by operations, cash balances and notes payable to a bank.  The Company had $3,737,334 of debt obligations at September 30, 2016, of which $637,173 was scheduled to mature within twelve months. During the nine months ended September 30, 2016, the Company made repayments of outstanding debt in the amount $1,760,357 of which, $1,450,000 was paid to reduce the balance on the Company's line of credit.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,391,364 as of September 30, 2016.  The note has a maturity date of September 12, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan as long as the Company is not in default. The Company additionally has 11 smaller installment loans with a balance totaling $735,699.  Also, the Company is limited to $1,500,000 for annual capital expenditures.  At September 30, 2016, the Company was in compliance with all covenants pursuant to the loan agreement. In the second quarter of 2016, the limitation for the purchase of capital assets was $1,000,000 which the Company exceeded at that time and for which the Company received a waiver from the Bank.

On July 21, 2016, pursuant to a Contract For Purchase and Sale, effective on such date (the “Purchase Agreement”), between Nelson Cherry Properties, LLC and Smith-Columbia Corporation (“Purchaser”), a wholly-owned subsidiary of the Company, the Company consummated the purchase of the land, building and fixtures of a precast concrete production facility located near Columbia, South Carolina for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production and office space. The purchase was financed by a new 15 year bank facility with the Bank in the amount of $1,317,500 with the balance of the purchase price provided from cash balances. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,672.91 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2016 was $1,307,942.

The Company also has a $2,000,000 line of credit, of which $352,022 was outstanding at September 30, 2016. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate of prime and matures on September 12, 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit.

At September 30, 2016, the Company had cash and cash equivalents totaling $945,335 and $1,080,570 of investment securities compared to cash and cash equivalents totaling $1,735,621 and $1,041,790 of investment securities at December 31, 2015. Investment securities at September 30, 2016 consist of shares of USVAX (a Virginia Bond Fund).  The decrease in cash is primarily the result of higher level of accounts receivable at September 30, 2016 than at December 31, 2015, the purchase of capital assets and the repayment of notes payable.

Capital spending for the nine months ended September 30, 2016 totaled $3,289,669, of which, $1,639,356 was allocated to the purchase price for the Columbia, South Carolina facility, as compared to $864,814 for the same period in 2015.  The remaining 2016 expenditures were for land, new construction vehicles, additional rental barrier and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $750,000 over the remainder of the year. Some of the capital purchases for the remainder of the year will be for equipment to outfit the recently purchased Columbia facility. The capital purchases for Columbia could be as high as $500,000 which will provide rolling stock and production equipment needed to run the facility.
The Company's two mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company annually. Slightly more that 82% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $7,000 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 76 days for the nine months ended September 30, 2016 compared to 88 days for the year ended December 31, 2015.  The Company purchased an accounts receivable tracking and collection system during the year to help reduce the days sales outstanding for collections.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next twelve months.
The Company’s inventory was $2,507,580 at September 30, 2016 and at December 31, 2015 was $2,494,284, or an increase of $13,296.  Inventory turnover was 8.2, annualized for the nine months ended September 30, 2016, compared to 7.3 for the same period in 2015.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production, except for steel that has decreased slightly, have increased slightly for the first nine months of 2016 and the Company anticipates prices will continue to increase over the remainder of 2016 and into 2017.

Sales Backlog

As of November 10, 2016, the Company’s sales backlog was approximately $18.9 million, as compared to approximately $14.1 million at the same time in 2015.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually which excludes royalties and barrier rental.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2016.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
10.1
Purchase Agreement, effective as of July 21, 2016, between Nelson Cherry Properties, LLC and Smith-Columbia Corporation, a subsidiary of Smith-Midland Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 27, 2016).

10.2	Promissory Note, dated July 19, 2016, with Summit Community Bank (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 27, 2016).
10.3
Commercial Security Agreement, dated July 19, 2016, between Smith-Midland Corporation and Summit Community Bank (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed July 27, 2016).

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 10, 2016	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2016	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2016

Exhibit No	Exhibit Description
10.1
Purchase Agreement, effective as of July 21, 2016, between Nelson Cherry Properties, LLC and Smith-Columbia Corporation, a subsidiary of Smith-Midland Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 27, 2016).

10.2	Promissory Note, dated July 19, 2016, with Summit Community Bank (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 27, 2016).
10.3
Commercial Security Agreement, dated July 19, 2016, between Smith-Midland Corporation and Summit Community Bank (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed July 27, 2016).

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