Form 10-K
period 2016-12-31
SMITH MIDLAND CORP
filed 2017-03-30
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2016 (the last business day of the Company’s most recently completed second fiscal quarter) was $9,456,395.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers and holders of 10% or more of the Company’s common stock.
As of March 8, 2017, the Company had outstanding 4,989,228 shares of Common Stock, $.01 par value per share, net of treasury shares.
Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
While the Company reported net income for the year ended December 31, 2016 and 2015, the Company reported a net loss for first quarter of 2016, and there are no assurances the Company can remain profitable in future periods,

•
our debt level increased during the year ended December 31, 2016, including significantly during the third quarter in order to finance the purchase of a Columbia, South Carolina facility, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company's primary service areas,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

PART I

Item 1    Business

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, highway, utilities and farming industries through its six wholly-owned subsidiaries. The Company's precast, licensing and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall®, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb some of the traffic noise; Sierra Wall™, a sound barrier primarily for roadside use; Easi-Set® and Easi-Span® transportable concrete buildings with patented features; and Beach Prisms™ erosion mitigating modules.  In addition, the Company's precast subsidiaries produce farm products such as cattleguards and water and feed troughs as well as custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, retaining walls and utility vaults.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is 540-439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Smith-Columbia Corporation, a South Carolina corporation, Easi-Set Industries Worldwide, Inc., a Virginia corporation; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising and Design, Inc., a Virginia corporation doing business as Midland Advertising + Design.

Market

The Company's precast and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports, municipal utilities, and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall® exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company's licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Trinidad, Spain, and Chile.

The precast concrete products market is affected by the cyclical nature of the construction industry. In addition, the demand for construction varies depending upon weather conditions, the availability of financing at reasonable interest rates, overall fluctuations in the national and regional economies, past overbuilding, labor relations in the construction industry, and the availability of material and energy supplies. A substantial portion of the Company's business is derived from local, state, and federal building projects, which are further dependent upon budgets and, in some cases, voter-approved bonds.

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

Easi-Set SlenderWall® Lightweight Construction Panels

The SlenderWall® system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's SlenderWall® system combines the essential components of a wall system into a single panel ready for interior dry wall mounting immediately upon installation. The base components of each SlenderWall® panel consists of a galvanized or stainless steel stud frame with an exterior surface of approximately two-inch thick, steel reinforced, high-density, precast concrete (with integral water repellent) and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel anchors that position the exterior concrete away from the steel frame to provide improved thermal performance. Recently the spacing between the concrete and the steel frame has been increased to 2 1/2 inches to comply with the 2012 International Energy Conservation Code performance requirement for North America. This Spring a certified testing laboratory will perform dynamic and deflection tests on a full size test panel.

SlenderWall® panels are approximately one-third the weight of traditional precast concrete walls of equivalent size, permanence and durability, and are also significantly improved as to permanence and durability.  The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time and ease of erection and from the use of smaller cranes for installation. Closed-cell foam insulation and windows can be plant-installed further reducing cost and construction schedules.

The Company custom designs, manufactures, installs and licenses the SlenderWall® exterior cladding system. The exterior of the SlenderWall® system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick.

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use alongside highways around residential, industrial, and commercial properties. With additional reinforcement, Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system.  This tongue and groove connection system and its foundation connection make Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project.  The newly patented Sierra Wall II one-piece extended post and panel design reduces installation time and cost.

The Company custom designs and manufactures Sierra Wall components to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending upon the terrain and application.  The Company also produces generic post and panel design sound barrier wall systems.  These systems are constructed of steel or precast concrete columns (the Company manufactures the prestressed columns) with precast concrete panels which slide down into the groove in each column.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barriers (the "J-J Hooks Barriers") are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily (free-standing, bolted, or pinned) for construction work zone purposes or permanently for traffic control.  Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.  J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating.  The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements.  J-J Hooks Barriers meet NCHRP-350 and MASH TL3 requirements and are approved by the FHWA.  In October 2009, the Company was issued a U.S. patent which contains deflection limitation blocks which improve the J-J Hooks connection performance and was issued a U.S. patent on the bolt pocket steel reinforcement. Patents were also issued for the deflection limitation blocks in Canada (November 2015), Australia (October 2013) and New Zealand (May 2010).

The Company has received “design protection” in the U.S of the “end taper” on each end of the barrier sections. The United States has issued a "trade dress" registration for the "end taper" design feature. Accordingly, in the United States, these features cannot be legally copied by others.

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

In November 1990, the FHWA approved the free-standing J-J Hooks Barrier (tested in accordance with NCH RP350 Test Level 3) and in December 2012 the pinned and bolted J-J Hooks (tested in accordance with MASH Test Level 3) for use on federally aided highway projects following the successful completion of crash testing based on criteria from the National Cooperative Highway Research Program and from the Manual for Assessing Safety Hardware.

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

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 24 states have approved the MASH barrier as an alternate to their state standard. In Canada, the province of Alberta has approved the MASH tested barrier. J-J Hooks free standing barrier successfully passed the MASH TL3 test in December 2016. A request for another FHWA Eligibility letter will be requested shortly.

Easi-Set Precast Building and Easi-Span®  Expandable Precast Building

Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete building designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings and Restrooms are available in a variety of exterior finishes and in 38 standard sizes, or can be custom sized. The roof and floor of each Easi-Set Building is manufactured using the Company's patented second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location.

The Company also offers Easi-Span® a line of expandable precast concrete buildings.  Easi-Span® incorporates the technology of the Easi-Set Buildings, but are available in larger sizes and, through its modular construction, can be combined in varied configurations to permit expansion capabilities.  Since these larger buildings have less competition from other materials and methods, they produce higher profit margins.  Both the Easi-Span and Easi-Set Buildings offer lines of fully-outfitted restrooms with over a dozen standard models.

The Company has sold its Easi-Set® and Easi-Span® Precast Buildings for the following uses:

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

SoftSound™ Soundwall Panels

SoftSound™ soundwall panels, recently developed by the Company, utilize a “wood chip aggregate” sound absorptive material applied to the face of soundwall panels, which is used to absorb highway noise.  SoftSound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia, Maryland, seven additional states, and the provinces of Ontario and Quebec, Canada. Approvals are pending in a number of additional states.  The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals in all 50 states and the Canadian Provinces.

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

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Each project must apply for approval by the appropriate state to obtain a permit to install the Beach Prism.  Such approvals are meeting resistance from the environmental agencies, however, the Company believes approval is forthcoming. In the event that approvals are not timely received, these orders may be canceled.

H2Out™ Secondary Drainage System

The Company was issued a patent in February 2010 for H2Out™, the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence deterring lawsuits from tenants and owners of buildings.  H2Out™ has been added as a feature of the SlenderWall® system and is being included in the product literature, website, and all sales presentations.

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

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries Worldwide for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set® and Easi-Span® Precast Buildings, SlenderWall®, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards, and water and feed troughs.  Generally, licenses are granted for a point of manufacture.  The Company receives an initial one-time training and administration license fee ranging from approximately $25,000 to $60,000.  License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product.  In addition, Easi-Set®/Easi-Span® buildings and SlenderWall® licensees pay the Company a monthly fee for co-op advertising and promotional programs.  The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company has entered into 54 licensing agreements in the United States, eight in Canada, two in Mexico and one each in Belgium, New Zealand, Australia and Trinidad, for a total of 68 licensees worldwide. The Company sold one new J-J Hooks license during 2016 and three new licenses to our Smith-Columbia plant.

The Company is continually discussing new license arrangements with potential precast companies and, although no assurance can be given, expects to increase its licensing activities.

Marketing and Sales

The Company's precast subsidiaries use an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users. Currently, our South Carolina production facility is using the sales force for the Virginia production facility as their sales force until they establish their own.

The Company has also established a cooperative advertising program in which the Company and its Easi-Set®/Easi-Span® buildings  and SlenderWall® licensees combine resources to promote certain precast concrete products.  Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country.  Although the Company advertises nationally, the Company's precast subsidiaries marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, and parts of Pennsylvania, New York, New Jersey and West Virginia. With the addition of the Columbia, South Carolina facility, the Company's geographical sales area now extends into both North Florida and parts of Georgia, including Atlanta.

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

The Company believes that the principal competitive factors for its precast products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service.  The Company believes that its plants in Midland, Virginia and Reidsville, North Carolina and Columbia, South Carolina compete favorably with respect to each of these factors in the Mid-Atlantic and Southeastern regions of the United States.  Our South Carolina plant has less competition than our other two plants as the Company purchased one of the two largest plants in the region while the other plant providing products in South Carolina filed for Chapter 7 bankruptcy in 2016. Finally, the Company believes it offers a broad range of products that are very competitive in these markets.

Patents and Proprietary Information

The Company currently owns U.S., Canadian, Australian and New Zealand patents for J-J Hooks® highway barrier and U.S. and Canadian patents for Easi-Set® Precast Building features and for SlenderWall® exterior cladding system features and a U.S. patent for H2Out™.  The original patents on the J-J Hooks barrier and SlenderWall have recently expired, however, the Company has filed new patent applications for the recently crash tested J-J Hooks barrier and the new version of SlenderWall. The current status for both products is "Patent Pending". The Easi-Set Precast Building patent will expire mid 2018. Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada.  A U.S. “trade dress” application for Beach Prisms and the J-J Hooks "end taper" have been issued in the U.S.

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

Employees

As of March 8, 2017, the Company had a total of 203 employees, of which 165 are full-time, six are part-time and 32 are temporary workers, with 146 located at the Company's Midland, Virginia facility, 22 are located at the Company's facility in Reidsville and North Carolina and 35 are located at the Company's facility in Hopkins, South Carolina.  None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization.  The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates three manufacturing facilities.  The primary manufacturing operations are conducted in a 44,000 square foot manufacturing plant located on approximately 28 acres of land in Midland, Virginia, of which the Company owns approximately 25 acres and three acres are leased from Rodney I. Smith, the Company's Chief Executive Officer, at an annual rental rate of $24,000.  The manufacturing facility houses two concrete mixers and one concrete blender.  The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a covered steel reinforcing fabrication area of approximately 8,000 square feet.  The Company's Midland facility also includes a large storage yard for inventory and stored materials.

The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices. The Company is reviewing plans to purchase additional land in or around Reidsville, North Carolina and build a new facility as the current facility has little room to expand beyond its current size. The decision to expand the facility should be made during 2017.

In July, 2016, the Company purchased the land, building and fixtures of a facility located in Hopkins (Columbia), South Carolina for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The purchase of the South Carolina facility gives the Company sufficient capacity to cover additional territory from the Atlantic Coast region to the northern part of Florida.

The Company's present facilities will be adequate for its current needs.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTCQX Markets under the symbol "SMID".

As of March 8, 2017, there were approximately 45 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Markets for the Company's Common Stock for the periods indicated.  The prices were obtained from the NASDAQ website.  These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2016
First Quarter	$3.30	$1.77
Second Quarter	2.64	2.26
Third Quarter	3.80	2.49
Fourth Quarter	5.45	3.24
2015
First Quarter	$2.75	$2.15
Second Quarter	2.50	2.05
Third Quarter	2.77	2.05
Fourth Quarter	3.59	2.45

Dividends

On December 14, 2016, the Company declared a special dividend of $0.01 per share of Common Stock for holders of record as of December 30, 2016, which was paid on January 13, 2017. On December 1, 2015, the Company declared a special dividend of $0.04 per share of Common Stock for holders of record as of December 18, 2015, which was paid on December 30, 2015. Although the Company paid a dividend for the preceding five years, the Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business.  The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

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

As a part of the construction industry, the Company's sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors not under our control, such as weather and project delays, affect the Company's production schedule, possibly causing a momentary slowdown in sales and net income. As a result of these factors, the Company is not always able to smooth out these anomalies and show a profit for each period, therefore, please read Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.
Overview

Overall, the Company’s financial performance improved significantly in 2016 when compared to 2015. The Company had net income in 2016 in the amount of $2,835,200 compared to a net income of $1,044,304 for 2015.  The primary reasons for the increase in net profit was the significant increase in sales, a two percentage point decrease in cost of goods sold as a percentage of total revenue and overhead costs remaining relatively flat. Sales were particularly strong in the third quarter of 2016 due to several large short-term highway barrier rental projects, which produce profits slightly higher than our normal rental projects because of the large amount of preparation, installation and removal and follow through that must be accomplished in a short period of time. Sales continue to look strong for 2017, although several larger projects were delayed from starting in the first quarter of 2017 and will not start until the second quarter of the year. Based on current market activity and the Company's backlog, management believes that 2017 will be another strong financial year for the Company, although no assurance can be given.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

For the year ended December 31, 2016, the Company had total revenue of $40,050,046 compared to total revenue of $29,204,239 for the year ended December 31, 2015, an increase of $10,845,807, or 37%.  Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income.  Product sales are further divided into wall panel sales, which include Soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products.  The following table summarizes the sales by product type and a comparison for the years ended December 31, 2016 and 2015:

Sales By Product Type
	2016	2015	Change	% of Change
Product Sales:
Soundwall Sales	$7,840,408	$3,214,071	$4,626,337	143.9%
Architectural Panel Sales	688,116	2,301,706	(1,613,590)	(70.1)%
Slenderwall Sales	1,658,411	3,068,800	(1,410,389)	(46.0)%
Miscellaneous Wall Sales	3,133,440	2,469,978	663,462	26.9%
Total Wall Panel Sales	13,320,375	11,054,555	2,265,820	20.5%
Barrier Sales	9,355,563	2,737,274	6,618,289	241.8%
Beach Prisms	—	25,500	(25,500)	(100.0)%
Easi-Set and Easi-Span Building Sales	2,508,179	2,893,688	(385,509)	(13.3)%
Utility and Farm Product Sales	2,065,151	2,681,500	(616,349)	(23.0)%
Miscellaneous Product Sales	356,140	516,139	(159,999)	(31.0)%
Total Product Sales	27,605,408	19,908,656	7,696,752	38.7%
Royalties income	1,793,881	1,742,310	51,571	3.0%
Barrier Rentals	3,377,960	3,947,068	(569,108)	(14.4)%
Shipping and Installation	7,272,797	3,606,205	3,666,592	101.7%
Total Service Revenue	12,444,638	9,295,583	3,149,055	33.9%
Total Sales	$40,050,046	$29,204,239	$10,845,807	37.1%

Wall Panel Sales – Wall panel sales are generally medium to large contracts issued by general contractors for production, delivery and installation of a specific wall panel product for a specific construction project.  Changes in the mix of wall panel sales depend on what contracts are in production during the period.  Overall wall panel sales increased by 20.5% for year ended December 31, 2016, compared to the same period in 2015. The following describes the changes by wall panel type:

Soundwall panel sales increased by 143.9% in 2016 compared to 2015 due primarily to the larger number of projects in production in 2016 compared to 2015 and the number of larger dollar value projects in production during 2016. Soundwall bid projects continue to remain strong in 2017 and management believes that it will be able to obtain a sizable share of the projects available, although no assurance can be given. There are several very large soundwall projects in the bid process at the current time which could add a significant amount of production and sales to the Company's backlog for the years 2017, 2018 and 2019. Related bids for highway barrier will be awarded either prior to or along with the soundwall projects (see the Barrier Sales section below). The bids will be awarded over the next several months.

Architectural panel sales decreased by 70.1% in 2016 compared to 2015 as the Company was awarded fewer pieces of architectural wall panels to produce during 2016 while there was a large architectural project produced in 2015. While most of the construction economy has come back during 2015 and 2016, the architectural product line is lagging far behind our other product lines. Management does believe, however, that 2017 architectural sales should increase slightly over that of 2016.

Slenderwall™ panel sales decreased by 46.0% in 2016 when compared to 2015. The Company had a total of four Slenderwall projects in production in 2015 while there was only one Slenderwall project in production in 2016. Slenderwall sales should be up in 2017 as the Company currently has two Slenderwall projects in its backlog with two projects in the final steps of potentially being awarded to the Company. Management believes the two additional Slenderwall projects have a high probability of being awarded to the Company.

Miscellaneous panel sales are mainly retaining walls which are used to hold back earth on sloped land. Miscellaneous wall sales increased by 26.9% in 2016 when compared to 2015, due mainly to a large order for a special wall type panels for noise and elements deflection. Miscellaneous projects are difficult to predict from year to year, however, based on the Company's current backlog of orders and our bid outlook, management believes that production and sales of miscellaneous wall products in 2017 will be somewhat less than 2016 levels.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent.  In 2016 barrier sales increased by $6,618,289 from the previous year. The increase is a result of adding the Columbia, South Carolina production plant and the barrier produced in that facility under a $3.5 million contract awarded to the Company, and the barrier produced under a large contract produced in the North Carolina production plant. In addition to the increase in barrier sales at these two production facilities, the Virginia production plant increased barrier sales by $1.0 million. As discussed above in the soundwall section, there are several large soundwall projects currently waiting to be awarded, which awards will also have significant amounts of barrier required to be supplied with the projects, consequently a large amount of barrier will be required to be delivered in 2017 and 2018 by the persons awarded these soundwall projects or other highway barrier producers such as Smith-Midland Corp. As a result of the increased federal and state highway and infrastructure improvements, management believes barrier sales will continue to be strong over the next several years.

Beach Prisms – There were no sales of beach prisms in 2016. The Company made one sale of beach prisms in 2015 to the Michigan Department of Natural Resources for the stated usage of preventing shoreline erosion. The Company still struggles to obtain the necessary permits from the states of Maryland and Virginia, even though where beach prisms have been installed, they have performed better than expected by the Company and the customer. Future sales of beach prisms cannot be accurately predicted because of continued difficulty in obtaining the needed state permits, however, management still believes that beach prisms are a viable product and will continue to push for licensing approval.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales decreased by 13.3% in 2016 compared to 2015.  The decrease in sales was primarily due to less sales under our GSA sales contract which expired in July of 2016. The Company decided not to bid on the renewal of the GSA contract as the pricing has fallen well below our current selling price. The Company continues to expand and improve its proprietary line of restroom buildings for parks, athletic fields and other outdoor venues and is continuing to market these products with a highly visible advertising campaign. The Company is currently searching for a building sales person to sell buildings on a full time basis, in addition, to our two sales persons who sell our other products in addition to buildings and restrooms.

Utility and Farm Sales – Utility and farm products are mainly underground utility vaults used in infrastructure construction. Utility and farm product sales decreased by 23.0% in 2016 compared to 2015. The Company was awarded a large manhole contract which was produced primarily in 2015 and the remainder in 2016, consequently sales dropped in 2016. As the recently funded highway projects also require utility vaults for underground placement of utilities, management believes that manhole sales should improve in 2017.

Miscellaneous Product Sales – Miscellaneous products are products that are produced and sold that do not meet the criteria defined for other revenue categories.  Examples would include underground steam tunnels, highway slabs or bridge slabs.  For 2016, miscellaneous sales decreased by 31.0% when compared to 2015. The decrease in sales was due to a lower priority by the Company to pursue these relatively small jobs and apply more time to the Company's pursuit of the larger, more profitable projects.

Royalty Income – Royalty revenues increased by 3.0% in 2016, with barrier and SoftSound royalties increasing over those of 2015. Building revenues were down slightly when comparing 2016 to 2015. The Company signed one new barrier license during 2016 (and three internal licenses for the new Smith-Columbia facility). Management believes that overall royalties will improve moderately in 2017 as the construction industry continues to increase, especially in the infrastructure section of the market. The Company believes that with the increase in royalties from licensees, the sale of new licenses will also improve in 2017.

Barrier Rentals – Barrier rentals decreased by 14.4% in 2016 when compared to 2015. The decrease resulted primarily from two large rental contracts awarded the Company for two short-term barrier rental projects in Washington D.C. and Philadelphia, Pennsylvania for the month of September 2015. While the Company had several short-term barrier rental projects in 2016, the total revenue from these projects were less that those in 2015. Management believes barrier rentals will continue to be strong in 2017 as the outlays for infrastructure spending by federal and state governments continues to increase. The Company continues to pursue its rental barrier expansion plans for its local geographical sales areas and expects its core rental business to increase.

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

Shipping and installation revenues increased by 101.7% during 2016 when compared to 2015.  As mentioned in Form 10-K for 2015, several of our larger customers were late in having their stored material products sent to their final destinations followed by the appropriate installation in 2016, consequently, shipping and installation increased significantly in 2016.  While we continue to have a large amount of stored material on hand at the end of 2016, management believes that shipping and installation revenues for 2017 will be slightly lower than 2016.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2016 was $29,701,150, an increase of $7,607,316, or 34.4%, from $22,093,834 for the year ended December 31, 2015.  Total cost of goods sold, as a percentage of total revenue decreased to 74% for the year ended December 31, 2016 from 76% for the year ended December 31, 2015.  The decrease in the cost of goods sold as a percentage of total revenue was, in part, because of the increase in production and sales for the period while fixed overhead costs remained relatively flat. Raw material costs increased slightly in 2016 over 2015 with very little inflationary pressures for the Company. Steel products, one of our largest purchases, remained relatively flat during 2016. In addition, the Company had several special barrier rental projects in 2016 which were sold at higher margins than many of our normal precast product sales. Several of our large projects produced in early 2015 were sold and produced at lower gross margins due to the stagnant economy at that time while our 2016 products and projects were generally sold and produced with very good margins. The Company continues to seek new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials and has changed several vendors due to better supply sources and better pricing.

General and Administrative Expenses – For the year ended December 31, 2016, the Company's general and administrative expenses increased by $525,959, or 15.6%, to $3,891,472 from $3,365,513 during the same period in 2015.  The increase in general and administrative expenses resulted primarily from an increase in employee costs, an increase in rents and an increase in general office expenses partially offset by a decrease in legal expense, a decrease in bad debts and use tax. The increase in general and administrative expenses is primarily due to the addition of the Columbia, South Carolina facility which began operations in February of 2016.  General and administrative expense as a percent of total revenue were 10% for the year ended December 31, 2016 and 12% for the year ended December 31, 2015.

Selling Expenses – Selling expenses for the year ended December 31, 2016 decreased by $47,035, or 2.2%, to $2,120,978 from $2,168,013 for the year ended December 31, 2015.  The decrease was due to a decrease in salary expense, a decrease in office expense and a decrease in general office expense. All sales activities for the new facility located in Columbia, South Carolina are currently being performed by the sales department in Smith-Midland Virginia. The Company is currently searching for several sales persons, with one to be located in Columbia, South Carolina. With the current increase in sales and the anticipated increase in future years, additional sales persons are a priority for the Company.

Operating Income – The Company had operating income for the year ended December 31, 2016 of $4,336,446 compared to operating income of $1,576,879 for the year ended December 31, 2015, an increase of $2,759,567.  The increase in operating income was primarily the result of a significant increase in sales and a decrease in cost of goods sold as a percentage of total revenue for year ended December 31, 2016 as discussed above.

Interest Expense – Interest expense was $162,529 for the year ended December 31, 2016 compared to $103,086 for the year ended December 31, 2015.  The increase of $59,443, or 58%, was due primarily to the $1.3 million note payable for the acquisition of the Columbia, South Carolina facility and several smaller installment notes payable for the purchase of machinery and equipment.

Income Tax Expense – The Company had income tax expense of $1,462,000 for the year ended December 31, 2016 compared to income tax expense of $557,000 for the year ended December 31, 2015. The Company had an effective rate of 34.0% for the year ended December 31, 2016 compared to an effective rate of 34.9% for the same period in 2015. The changes in the tax expense for the periods correlated to the change in pre-tax income.

Net Income – The Company had net income of $2,835,200 for the year ended December 31, 2016, compared to net income of $1,044,304 for the same period in 2015.  The basic income per share was $0.57 and the diluted income per share for 2016 was $0.56, compared to basic and diluted income per share of $0.21 for the year ended December 31, 2015.  There were 4,934,431 basic and 5,066,714 diluted weighted average shares outstanding in 2016 and 4,895,367 basic and 4,946,375 diluted weighted average shares outstanding in the 2015.

Liquidity and Capital Resources

The Company financed its capital expenditures requirements for 2016 with cash flows from operations, cash balances on hand and notes payable to a bank. The Company had $3,933,034 of debt obligations at December 31, 2016, of which $587,523 was scheduled to mature within twelve months. During the twelve months ended December 31, 2016, the Company made repayments of outstanding debt in the amount $2,262,840, of which $1,450,000 was paid to reduce the balance on the Company's line of credit.

The Company has a note payable to Summit Community Bank (the “Bank”) with a balance of $1,328,549 as of December 31, 2016.  The note has a remaining term of approximately five years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.  Also, the Company is limited to $1,500,000 for annual capital expenditures.  At December 31, 2016, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the limit of $1,500,000 for the purchase of capital expenditures, for which the Company received a waiver for the excess capital expenditures in 2016.

On March 27, 2016, the Company executed an agreement to purchase the land, building and fixtures of a facility located in Hopkins, South Carolina ("Smith-Columbia") for a purchase price of $1,550,000. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The agreement was completed in July 2016, and was financed by a new 10 year term facility from the Bank. The note has a remaining term of approximately nine and one-half years and a fixed interest rate of 5.29% annually with monthly payments of $10,673 and is secured by all of the assets of Smith-Columbia and a guarantee by the Company. The balance of the note payable at December 31, 2016 was $1,293,542. The acquisition of Smith-Columbia was approved by the Bank, and as such, was excluded from the $1,500,000 capital expenditures limit.

In addition to the notes payable discussed above, the Company also has a $2,000,000 line of credit with the Bank, of which there was no outstanding balance at December 31, 2016. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 12, 2017. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $1,500,000 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On September 8, 2016 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500,000. The commitment provides for the purchase of equipment with minimum advances of $50,000 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 8, 2017. As of December 31, 2016, the Company had not purchased any equipment pursuant to the $1,500,000 commitment.

At December 31, 2016, the Company had cash totaling $3,522,620 and $1,050,220 of investment securities available for sale compared to cash totaling $1,735,621and $1,041,790 of investment securities available for sale at December 31, 2015.  During 2016, the Company’s operating activities provided $3,994,494 of cash due mainly to a significant increases in net income, depreciation expense and deferred taxes during 2016.   In 2016, investing activities used $3,710,705 in cash primarily for the purchase of property and capital equipment, inclusive of the Smith-Carolina purchase described above.  Financing activities provided $1,503,210 in cash in 2016, resulting primarily from a note payable to the Bank used for the acquisition of the Columbia, South Carolina facility and several installments loans used to purchase vehicles and plant equipment.

Capital spending, including financed additions, increased from $1,635,317 in 2015 to $3,744,520 in 2016 (including the Columbia, South Carolina facility). Capital expenditures in 2016 included spending for vehicles, rental barrier, manufacturing equipment and the purchase of the new facility in Columbia, South Carolina in the amount of $1,550,000.  In 2017, the Company intends to continue to make capital improvements which may include cranes, vehicles, manufacturing equipment and other items as necessary.  The Company anticipates capital spending for 2017 to be approximately $1,500,000, excluding acquisitions and the Company does not expect to purchase assets in excess of the $1,500,000 limitation.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment.  The Company's days sales outstanding (DSO) in 2016 was 74 days compared to 88 days in 2015. The decrease in the DSO is due primarily to more aggressive collection activities during the year. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2016 was $2,578,817 and at December 31, 2015 was $2,494,284, an increase of $84,533.  The annual inventory turns for 2016 and 2015 were 7.7 and 10.0, respectively. The inventory turns for 2016 have been reduced primarily because of an increase in highway barrier inventory produced by the Company to prepare for the local market area requirement of barrier to be used in association with several large soundwall projects coming up in the second half of 2017 and 2018, which projects the Company anticipates obtaining a sizable portion thereof, but there can be no assurance thereof.

Critical Accounting Policies

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts.  Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned on an accrual basis.  Licensing fees are recognized under the accrual method unless collectability is in doubt, in which event revenue is recognized as cash is received.  Certain sales of Soundwall, Slenderwall, and other architectural concrete products are recognized upon completion of units produced under long-term contracts.  Percent-of-completion contracts are estimated based on the number of units produced during the period multiplied by the unit rate stated in the contract. When necessary, provisions for estimated losses on these contracts are made in the period in which such losses are determined.  Changes in job performance, conditions and contract settlements that affect profit are recognized in the period in which the changes occur.  Unbilled trade accounts receivable represents revenue earned on units produced and not yet billed.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2016 and 2015, particularly in the purchases of certain raw materials such as cement, steel and fuel.  The Company believes that raw material pricing will likely increase in 2017 as the economy continues its recovery, although no assurance can be given regarding future pricing.

Backlog

As of March 8, 2017 the Company's sales backlog of inventoried products and unbilled construction contracts was approximately $18 million as compared to approximately $12.9 million at approximately the same time in 2016.  The increase in the backlog relates to the Company's continued emphasis on its proprietary product, Slenderwall™. A substantial majority of the projects relating to the sales backlog as of March 8, 2017 are scheduled to be billed, some through stored material, and shipped during 2017.

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

The Company continues to evaluate its processes, both production and administrative processes, and has streamlined many of these processes through lean activities. During 2016 and 2015, the Company, through lean activities, has begun to to see positive effects to the bottom line. It is managements intention to continue in this effort on a significant level to help reach our goals for 2017 which are to substantially reduce quality issues, significantly reduce design and drawing issues and to increase production and sales. In order to meet these goals, substantial improvements through lean tools and lean thinking must be implemented company wide.

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™, the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding.  While the Company has received a permit to install Beach Prisms™ at a specific site in Virginia and other states, the Company is still in the process of seeking to secure additional site permit approvals in Virginia and Maryland and the support of the appropriate environmental agencies in neighboring states for its Beach Prisms™.  Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements table of contents, which appears on page F-2, are filed as part of this report.

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2016, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	78	1970	Chief Executive Officer and Chairman of the Board of Directors

Ashley B. Smith	54	1994	President and Director

Wesley A. Taylor	69	1994	Vice President of Administration and Director

G. E. "Nick" Borst	76	2013	Director

Richard Gerhardt	50	2016	Director

William A. Kenter	70	2008	Chief Financial Officer, Secretary and Treasurer

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

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He currently is Chief Operating Officer of Old Dominion Spirits Corporation in Warrenton, Virginia, and is serving his first term as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District. Mr. Gerhardt presently serves on the boards of Path Foundation (formally Fauquier Health Foundation), Virginia Gold Cup Association and Fauquier Free Clinic. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, COO, and a shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2016, except for one Form 3 filed late by Richard Gerhardt and one Form 4 (reporting one option exercise) filed late by Rodney Smith.

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

Audit Committee

The Company does not currently have a separately designated standing Audit Committee or a committee performing similar functions. The board of directors as a whole performs the required functions of an audit committee. With the relatively recent addition of second independent director, the Company is considering the formation of a an audit committee in the near future. The Company does not have an "audit committee financial expert" due to its limited resources as a small public company.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2016 and 2015 to the principal executive officer and the Company’s two most highly compensated executive officers other than the principal executive officer (the “named executive officers”) as of the end of 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Eq-uity Incentive Plan Compen-sation ($)	Non qual-ified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2016	108,788	4,375					102,000	215,163
Chief Executive Officer	2015	119,731	—					102,000	221,731
and Chairman of the Board (3)

Ashley B. Smith	2016	192,423	3,385	158,400				3,000	357,208
President (4)	2015	169,258	—					3,000	172,258

William A. Kenter	2016	112,357	2,300					—	114,657
Chief Financial Officer (5)	2015	114,987	—					—	114,987

(1)  Represents salaries paid in 2016 and 2015 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)  Mr. Rodney Smith was paid $99,000 in each of 2016 and 2015, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”.  In addition, Mr. Rodney Smith received director’s compensation in the amount of $3,000 for the years 2016 and 2015. Does not include 42,000 restricted shares granted to Mr. Smith in January 2017, vesting ratably, on an annual basis, over a three year vesting period.

(4)  Mr. Ashley Smith received director’s compensation in the amount of $3,000 for each of the years 2016 and 2015. Mr. Ashley Smith was granted 32,000 shares of restricted common stock on December 14, 2016, pursuant to the Company's 2016 Equity Incentive Plan. There grants vest ratably, on an annual basis, over a three year vesting period. The value of the common stock shares at the grant date was $158,400.

(5) Does not include 15,000 restricted shares granted in January 2017 pursuant to the Company's 2016 Equity Incentive Plan, which shares vested in full immediately on the grant date.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisa-ble	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Rodney I. Smith	20,000	—	2.15	5/21/2017	—	—	—	—
TOTAL	20,000	—			—	—	—	—
Ashley B. Smith	—	—	—	—	32,000	158,400	—	—
TOTAL	—	—			32,000	158,400	—	—
TOTAL	20,000	—			32,000	158,400	—	—

All stock options vest on a prorated basis annually over three years from the date of grant and the options expire ten years from the date of grant.

(1) Restricted shares granted on December 14, 2016, which vest, ratably, on an annual basis, over three years from the date of grant on each of December 14, 2017, December 14, 2018 and December 14, 2019.

Compensation of Directors

All Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties.

Fiscal 2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	3,000	—	—	—	—	—	3,000	(1)
Ashley B. Smith	3,000	9,900	—	—	—	—	12,900	(1)
Wesley A. Taylor	3,000	—	—	—	—	—	3,000
G. E. "Nick" Borst	3,000	9,900	—	—	—	—	12,900
Richard Gerhardt	3,000	9,900	—	—	—	—	12,900

(1)	Reflected in Summary Compensation Table above.

(2)    Mr. Ashley B. Smith, Mr. G. E. "Nick" Borst and Mr. Richard Gerhardt each received 2,000 shares of restricted stock granted pursuant to the Company's 2016 Equity Incentive Plan for additional compensation as directors.

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

Mr. Smith’s employment agreement provides further that if Mr. Smith (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), Mr. Smith shall be entitled to a lump sum payment equal to three times the combined Base Salary and bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide Mr. Smith with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of Mr. Smith’s unvested options to purchase Company stock shall become fully vested and exercisable on the date of termination. Mr. Smith will be entitled to exercise all such options for three years from the date of termination and all restricted stock shall become fully vested on the date of termination, if any. The Company will have no further obligations to Mr. Smith, other than with respect to the payment of royalties.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2017, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	775,398	15.4%

Ashley B. Smith (1)(3)(4)(6)	171,767	3.4%

Wesley A. Taylor (1)(7)	48,750	1.0%

G. E. "Nick" Borst (8)	83,000	1.7%

Richard Gerhardt (9)	2,000	*

William A. Kenter (1)(10)	15,000	*

Henry Investment Trust, L.P. (11)	461,000	9.2%

Wax Asset Management, LLC (12)	814,601	16.3%

All directors and executive officers as a group (6 persons)(13)	1,095,915	0.21.4

* Less than 1%.

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

(4)     Does not include options to purchase an aggregate of 11,000 shares held by Matthew Smith and Roderick Smith and an aggregate of 86,489 shares of Common Stock held by Matthew Smith and Roderick Smith.  Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith.  Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)     Includes 20,000 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling.  Includes options to purchase 20,000 shares of common stock and 42,000 restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan, which shares vest ratably, on an annual basis, over a three year period.

(6) Includes 32,000 restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan, which shares vest ratably, on an annual basis, over a three year period.

(7) Includes 17,000 restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan, which shares vest ratably, on an annual basis, over a three year period.

(8) Address of holder is P.O. Box 351, Ophelia, VA 22530. Includes 2,000 restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan, which shares vest ratably, on an annual basis, over a three year vesting period.

(9) Address of holder is 8305 Old Dumfries Road, Catlett, VA 20119. Includes 2,000 restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan, which shares vest ratably, on an annual basis, over a three year vesting period.

(10) Includes 15,000 restricted shares granted in January 2017 pursuant to the Company's 2016 Equity Incentive Plan, which shares vested in full immediately on the grant date pursuant to the 2016 Equity Incentive Plan.

(11) Henry Investment Trust, L.P. is the sole general partner of each of Henry Partners, L.P. and Matthew Partners, L.P. and may be deemed to beneficially own 267,200 shares held by Henry Partners, L.P. and 193,800 shares held by Matthew Partners, L.P. Address of holder is 255 South 17th Street, Suite 2608, Philadelphia, PA 19103.

(12) Address of holder is 45 Prospect Street, Greenwich, CT 06830.

(13) Includes options to purchase 20,000 shares of common stock and 110,000 restricted shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2016, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders (1)	68,133	1.79	—
Equity compensation plans not approved by security holders	—	—	297,000
Total	68,133	1.79	297,000

(1) A brief description of the Company's 2008 Stock Option Plan and the 2016 Equity Incentive Plan are contained in Note 6 of the Notes to Consolidated Financial Statements. The 500,000 options under the 2008 Stock Option Plan have been canceled by the Company's Board of Directors and replaced by the 2016 Equity Incentive Plan, which Equity Incentive Plan has a balance of 297,000 shares of stock unissued and available for award at December 31, 2016.

On October 13, 2016 the Company's Board of Directors adopted the Smith-Midland Corporation 2016 Equity Incentive Plan (the "Equity Incentive Plan"). Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity incentive Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Equity Incentive Plan also permits the grant of awards that qualify for "performance-based compensation"within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Incentive Plan subject to the limitations and other provisions of the Equity Incentive Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Incentive Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 297,000 remains available for issuance. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are two independent directors of the Company, Mr. G.E. "Nick" Borst and Mr. Richard Gerhardt.  The test utilized for the determination of independence is that of the New York Stock Exchange.

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

The Company currently does not have a separate standing Audit Committee as until recently the Company only had one outside board member; the entire board of directors acts as the audit committee. Messrs. Borst and Gerhardt are considered to be independent when using the definition of the New York Stock Exchange.

	2016	2015
Audit Fees	$123,045	$140,440
Tax Fees	—	25,802
Audit-Related Fees	10,150	9,500

Total Fees	$133,195	$175,742

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.10
Contract for Purchase and Sale, dated February 16, 2016, between Nelson Cherry Properties, LLC and Smith-Columbia Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.11
Promissory Note, dated July 19, 2016, in the amount of $1,317,500 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.12
Commercial Security Agreement, dated July 19, 2016, between the Company, as debtor, and Summit Community Bank, as secured party, related to Company’s note payable in the amount of $1,317,500 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.13	Promissory Note, dated September 12, 2016, for a line of credit in the amount of $2,000,000 with Summit Community Bank.

10.14	Commitment Letter, dated September 19, 2016, for an equipment line of credit in the amount of $1,500,000 with Summit Community Bank.

10.15	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date:	March 30, 2017	By:	/s/ Rodney I. Smith
Rodney I. Smith, CEO
(principal executive officer)

Date:	March 30, 2017	By:	/s/ William A. Kenter
William A. Kenter, CFO
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 30, 2017
Rodney I. Smith

/s/ Wesley A. Taylor	Director	March 30, 2017
Wesley A. Taylor

/s/ Ashley B. Smith	Director	March 30, 2017
Ashley B. Smith

/s/ G. E. Borst	Director	March 30, 2017
G. E. Borst

/s/ Richard Gerhardt	Director	March 30, 2017
Richard Gerhardt

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2016 and 2015

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia
We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith-Midland Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

McLean, Virginia
March 30, 2017

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$3,522,620	$1,735,621
Investment securities, available-for-sale, at fair value	1,050,220	1,041,790
Accounts receivable, net
Trade - billed, (less allowance for doubtful accounts of $347,087 and $375,919)	7,187,630	6,795,215
Trade - unbilled	270,622	197,363
Inventories, net
Raw materials	642,467	724,143
Finished goods	1,936,350	1,770,141
Prepaid expenses and other assets	370,597	194,429
Refundable income taxes	251,115	383,820
Deferred taxes	640,000	665,000

Total current assets	15,871,621	13,507,522

Property and equipment, net	8,007,518	5,073,867

Other assets	173,086	268,721

Total assets	$24,052,225	$18,850,110

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(continued)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$2,139,760	$1,743,945
Accrued expenses and other liabilities	1,018,083	974,785
Accrued compensation	882,749	449,723
Current maturities of notes payable	587,523	435,717
Customer deposits	431,480	923,943

Total current liabilities	5,059,595	4,528,113

Notes payable - less current maturities	3,345,511	2,076,675
Deferred tax liability	1,404,000	855,000

Total liabilities	9,809,106	7,459,788

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,085,348 and 4,919,548 issued and 4,941,428 and 4,881,548 outstanding, respectively	49,823	49,195
Additional paid-in capital	5,192,339	5,110,398
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Accumulated other comprehensive loss	(24,913)	(9,357)
Retained earnings	9,128,170	6,342,386

Total stockholders’ equity	14,243,119	11,390,322

Total liabilities and stockholders' equity	$24,052,225	$18,850,110

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015
Revenue
Products sales and leasing	$30,983,368	$23,855,724
Shipping and installation revenue	7,272,797	3,606,205
Royalties	1,793,881	1,742,310

Total revenue	40,050,046	29,204,239

Cost of goods sold	29,701,150	22,093,834

Gross profit	10,348,896	7,110,405

General and administrative expenses	3,891,472	3,365,513
Selling expenses	2,120,978	2,168,013

Total operating expenses	6,012,450	5,533,526

Operating income	4,336,446	1,576,879

Other income (expense)
Interest expense	(162,529)	(103,086)
Interest income	36,684	35,720
Gain on sale of assets	32,140	17,381
Other income	54,459	74,410

Total other income (expense)	(39,246)	24,425

Income before income tax expense	4,297,200	1,601,304

Income tax expense	1,462,000	557,000

Net income	$2,835,200	$1,044,304

Basic earnings per share	$0.57	$0.21
Diluted earnings per share	$0.56	$0.21

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015
Net income	$2,835,200	$1,044,304
Other comprehensive loss, net of tax: (1)
Net unrealized holding loss	(15,556)	(2,728)
Comprehensive income	$2,819,644	$1,041,576

(1) Net unrealized loss on available for sale securities are shown net of income tax benefit of $9,000 and $2,000 for the years ended December 31, 2016 and 2015, respectively.

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Compre-hensive Loss	Retained Earnings	Total
Balance, January 1, 2015	$48,815	$5,041,438	$(102,300)	$(6,629)	$5,492,427	$10,473,751

Dividends paid on common stock	—	—	—	—	(194,345)	(194,345)

Net unrealized holding loss	—	—	—	(2,728)	—	(2,728)

Proceeds from options exercised	380	68,960				69,340

Net income	—	—	—	—	1,044,304	1,044,304
Balance, December 31, 2015	49,195	5,110,398	(102,300)	(9,357)	6,342,386	11,390,322

Accrued dividends payable	—	—	—	—	(49,416)	(49,416)

Net unrealized holding loss	—	—	—	(15,556)	—	(15,556)

Proceeds from options exercised	628	81,941	—	—	—	82,569

Net income	—	—	—	—	2,835,200	2,835,200
Balance, December 31, 2016	$49,823	$5,192,339	$(102,300)	$(24,913)	$9,128,170	$14,243,119

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Reconciliation of net income to net cash provided by operating activities

Net income	$2,835,200	$1,044,304
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	821,042	667,900
Allowance for doubtful accounts	(28,832)	(107,934)
Gain on sale of fixed assets	(32,140)	(17,381)
Deferred taxes	574,000	(32,000)
(Increase) decrease in
Accounts receivable - billed	(363,583)	(2,594,357)
Accounts receivable - unbilled	(73,259)	43,272
Inventories	(84,533)	(767,740)
Refundable income taxes	132,705	339,128
Prepaid expenses and other assets	(116,369)	(81,718)
Increase (decrease) in
Accounts payable - trade	395,815	591,439
Accrued expenses and other liabilities	(6,115)	435,236
Accrued compensation	433,026	7,072
Customer deposits	(492,463)	491,669

Net cash provided by operating activities	$3,994,494	$18,890

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(continued)

	December 31,
	2016	2015
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(23,987)	$(31,575)
Purchases of property and equipment	(3,744,520)	(1,635,317)
Proceeds from sale of fixed assets	57,802	18,015

Net cash absorbed by investing activities	(3,710,705)	(1,648,877)

Cash Flows From Financing Activities
Proceeds from the line-of-credit	1,450,000	352,022
Repayments on the line-of-credit	(1,802,022)	—
Proceeds from long-term borrowings	2,233,481	97,005
Repayments of long-term borrowings	(460,818)	(530,820)
Dividends paid on common stock	—	(194,345)
Proceeds from options exercised	82,569	69,341

Net cash provided by or (absorbed) by financing activities	1,503,210	(206,797)

Net increase (decrease) in cash and cash equivalents	1,786,999	(1,836,784)
Cash and cash equivalents, beginning of year	1,735,621	3,572,405

Cash and cash equivalents, end of year	$3,522,620	$1,735,621

Cash payments for interest	$162,529	$103,086
Cash payments for income taxes	$769,983	$679,427

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Smith-Midland Corporation and its wholly-owned subsidiaries.  The Company’s wholly-owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation, Smith-Carolina Corporation, a North Carolina corporation, Smith-Columbia Corporation, a South Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation, Concrete Safety Systems, Inc., a Virginia corporation, and Midland Advertising and Design, Inc., doing business as Midland Advertising + Design, a Virginia corporation.  All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all unrestricted cash and money market accounts purchased with an original or remaining maturities of three months or less as cash and cash equivalents.

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventory reserves were approximately $67,000 at December 31, 2016 and 2015.

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

As of December 31, 2016, the Company has not identified any unrecognized tax positions.  The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income.  The Company is no longer subject to U.S. or state tax examinations for the years prior to 2013.  The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

Stock Compensation

Stock Options – Stock based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide services in exchange for the award. The fair value of each stock option is estimated using a Black-Scholes option pricing model based on certain assumptions including expected term, risk-free interest rate, stock price volatility and dividend yield.  The assumption for expected term is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The historical volatility of the Company’s stock is used as the basis for the volatility assumption. See Note 6 of Notes to the Consolidated Financial Statements for additional information related to stock based compensation.  There have been no option grants since 2008.  Substantially all options become vested and exercisable ratably, on an annual basis, over a three-year period.

Restricted Stock – On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan which allows the Company to grant up to 400,000 shares of common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. The fair value of each restricted stock grant is estimated to be the sales price of the common stock at the close of business on the day of the grant. There were 103,000 shares of restricted stock grants issued during the year ended December 31, 2016 which vest ratably, on an annual basis, over a three year period.

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

Leasing fees are paid at the beginning of the lease agreement and are recorded as deferred revenue.  The deferred revenue is then recognized each month as lease income for the duration of the lease.

Royalties are recognized as revenue as they are earned.  The Company licenses certain products to other precast companies to produce the Company's products to our engineering specifications under the licensing agreements.  The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis.  The revenue from licensing agreements are recognized in the month earned.

Certain sales of Soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage-of-completion method for recording revenues on long term contracts under ASC 605-35. Percent-of-completion contracts are estimated based on the number of units produced during the period multiplied by the unit rate stated in the contract.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

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

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. Any accounts receivable that are deemed to be uncollectible along with a general reserve, which is calculated based upon the aging category of the receivable, is included in the overall allowance for doubtful accounts. Management believes the allowance for doubtful accounts at December 31, 2016 is adequate.  However, actual write-offs may exceed the recorded allowance.  Due to inclement weather, the Company may experience reduced revenue from December through February and may realize the substantial part of its revenue during the other months of the year.

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

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting (U.S. GAAP) principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $401,000 and $399,000 in 2016 and 2015, respectively.

Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of the Company.

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows.  When any such impairment exists, the related assets will be written down to fair value.  No impairment losses have been recorded through December 31, 2016.

Recent Accounting Pronouncement

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic
606). Adoption of this ASU requires that an entity recognize net sales at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services. When applying the 78 principles of the ASU, entities will use a five-step model to 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adoption on the Company’s financial position, results of operations and cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Adoption of this ASU requires lessees to recognize assets and liabilities for most leases. For public business entities the guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of adoption on the Company’s financial position, results of operations and cash flows.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230),
Classification of Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as it relates to how certain transactions are classified in the statement of cash flows, as previous guidance was either omitted or unclear. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the
Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods and early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which further clarifies the implementation guidance relating to identifying performance obligations and the licensing implementation guidance. These standards can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. While our preliminary assessment of these updates does not currently lead us to believe that the impact of the adoption of these updates is likely to result in material changes to our revenues, we are in the initial stages of this assessment and continue to evaluate the available transition method.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on the Company's consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31,
	2016	2015
Land and land improvements	$1,335,341	$677,113
Buildings	5,265,134	4,178,158
Machinery and equipment	9,362,431	7,946,039
Rental equipment	1,972,278	1,505,590

	17,935,184	14,306,900
Less: accumulated depreciation and amortization	(9,927,666)	(9,233,033)

	$8,007,518	$5,073,867

Depreciation expense and amortization was approximately $821,000 and $668,000 for the years ended December 31, 2016 and 2015, respectively.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2016	2015
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $25,000 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$1,328,549	$1,575,951

Note payable to a Bank, maturing July 2031; with monthly payments of approximately $11,000 of principal and interest fixed at 5.29%; collateralized by principally all assets of Smith-Columbia Corporation and guaranteed by Smith-Midland Corporation.	1,293,542	—

Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6,200 of principal and interest at prime at variable rate (5.29% at December 31, 2016); collateralized by certain property of the Company.	287,773	344,717

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2021, with weighted average interest at 4.2%.	1,023,170	239,702

A revolving line-of-credit evidenced by a note payable to a Bank, with the maximum amount of $2,000,000, maturing September 12, 2017, with interest only payments and an initial rate of 4.49% adjustable monthly (3.99% at December 31, 2016). The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	352,022

	3,933,034	2,512,392
Less current maturities	587,523	435,717

	$3,345,511	$2,076,675

The Company’s note payable, which matures in June 2021, with a balance of $1,328,549 at December 31, 2016, is secured by all of the assets of the Company.  The commitment letter provided by the bank dated September 8, 2015 includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures and the payment of cash dividends. As of July 2016 the payment of cash dividends was removed from the covenants and the limit on annual purchases of capital expenditures was raised to $1.5 million.   At December 31, 2016, the Company was in compliance with all covenants pursuant to the loan agreement as amended except for the limit of $1,500,000 for the purchase of capital expenditures, for which the Company received a waiver for the excess capital expenditures in 2016.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows:

Year Ending December 31,

2017	$587,523
2018	603,299
2019	584,703
2020	604,010
2021	437,460
Thereafter	1,116,039

$3,933,034

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases a portion of its Midland, Virginia property from its CEO, on a month-to-month basis, as additional storage space for the Company's finished work product.  The lease agreement calls for an annual rent of $24,000.  The Company believes the rent to be at or below market terms.

The Company has an employment agreement with its current CEO which automatically renews on an annual basis for an additional year, unless earlier terminated or not renewed as provided for therein.  The agreement provides for an annual base salary of $99,000 and an annual royalty fee of $99,000 payable as consideration for the CEO’s assignment to the Company of all of his rights, title and interest in certain patents.  Payment of the royalty continues only for as long as the Company is using the inventions underlying the patents.  Additionally, if the CEO (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), the CEO shall be entitled to a lump sum payment equal to three times the combined Base Salary and bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide the CEO with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of the CEO’s unvested options, if any, to purchase Company stock shall become fully vested and exercisable on the date of termination and all restricted stock, if any, shall be fully vested on the date of termination.  The CEO will be entitled to exercise all such options for three years from the date of termination.

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

NOTE 4. - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	December 31,
	2016	2015
Federal:
Current	$777,000	$394,000
Deferred	514,000	14,000
	1,291,000	408,000
State:
Current	108,000	147,000
Deferred	63,000	2,000
	171,000	149,000

	$1,462,000	$557,000

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following:

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

	December 31,
	2016		2015
Income taxes at statutory rate	$1,461,000	34.0%	$543,000	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	134,000	2.7%	41,000	2.6%
Domestic production activities deduction	(77,000)	(1.6)%	—	—%
Stock compensation deferred tax asset write-off	25,000	0.5%	—	—%
Other	(81,000)	(1.6)%	(27,000)	(1.7)%

	$1,462,000	34.0%	$557,000	34.9%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Depreciation	$(1,404,000)	$(855,000)
Unrealized losses on investments available for sale	15,000	6,000
Allowance for doubtful accounts	128,000	147,000
Vacation accrued	106,000	105,000
Deferred income	281,000	302,000
State NOL carryforward	75,000	43,000
Other	35,000	62,000

Net deferred tax liability	(764,000)	(190,000)

Current portion, net	640,000	665,000
Long-term portion, net	(1,404,000)	(855,000)

	$(764,000)	$(190,000)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees.  Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution.  Total contributions by the Company for the years ended December 31, 2016 and 2015 were approximately $124,000 and $115,000, respectively.

NOTE 6. - STOCK COMPENSATION

On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan"), which allows the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock.  Options granted under the plan may be either Incentive Stock Options or Non-Qualified Stock Options.  Of the 68,133 stock options remaining un-exercised, 20,000 options are Non-Qualified options belonging to Rodney I. Smith. As a 10% shareholder, Mr. Rodney Smith can only receive Non-Qualified stock options.  Incentive Stock Options may be granted only to employees of the Company, while Non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company. There were no grants of options during the years ended December 31, 2016 or 2015. There have not been any grants under the 2008 Stock Option Plan since its inception. The Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan described below.

Options generally vest over a three year period. The Company recognizes stock option expense over the vesting period.  The Company did not record any stock option expense for the years 2016 and 2015 as all of the options were fully vested.

There were 62,800 options exercised for the year ending December 31, 2016 and there were 38,000 options exercised in 2015.  The intrinsic value of outstanding and exercisable options at December 31, 2016 was approximately $45,000.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The following tables summarize activity under the 2004 Stock Option Plan of the Company and the stock options outstanding at December 31, 2016:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2014	$1.96	315,233	315,233
Granted	—	—	—
Forfeited	(2.52)	(86,300)	(86,300)
Exercised	(1.85)	(38,000)	(38,000)
Vested	—	—	—

Balance, December 31, 2015	1.96	190,933	190,933
Granted	—	—	—
Forfeited	(2.21)	(60,000)	(60,000)
Exercised	(1.31)	(62,800)	(62,800)
Vested	—	—	—

Balance, December 31, 2016	$1.79	68,133	68,133

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. There were 103,000 shares of restricted stock issued during the year ended December 31, 2016. The shares have a three year vesting period which vests ratably, on an annual basis, over a three year period. The total intrinsic value of the outstanding shares of restricted stock is $1,588,950.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. Restricted stock activity during the years ended December 31, 2016 and 2015, respectively, are as follows:

	December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, beginning of period	—	—
Granted	103,000	4.95
Vested	—	—
Forfeited	—	—

Non-vested, end of period	103,000	4.95

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term. There was no expense for the year ended December 31, 2016, as the grants were made in December 2016. The total unrecognized compensation cost related to the non-vested restricted stock is $509,850 as of December 31, 2016.

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

Smith-Midland Corporation
and Subsidiaries

Notes to Consolidated Financial Statements
(continued)

	As of December 31, 2016
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,050,220	$—	$—	$1,050,220

	As of December 31, 2015
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,041,790	$—	$—	$1,041,790

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

NOTE 9. - EARNINGS PER SHARE

Earnings per share are calculated as follows:

	December 31,
	2016	2015
Basic earnings per share

Income available to common shareholder	$2,835,200	$1,044,304

Weighted average shares outstanding	4,934,431	4,895,367

Basic earnings per share	$0.57	$0.21

Diluted earnings per share

Income available to common shareholder	$2,835,200	$1,044,304

Weighted average shares outstanding	4,934,431	4,895,367
Dilutive effect of stock options and restricted stock	132,283	51,008

Total weighted average shares outstanding	5,066,714	4,946,375

Diluted earnings per share	$0.56	$0.21

Outstanding options excluded from the diluted earnings per share calculation because they would have an anti-dilutive effect, there were none for the year ended December 31, 2016 and December 31, 2015.