Form 10-Q
period 2017-03-31
SMITH MIDLAND CORP
filed 2017-05-12
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

or

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of May 5, 2017 : 4,996,228 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2017(Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$4,423,650	$3,522,620
Investment securities, available-for-sale, at fair value	1,060,116	1,050,220
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $193,872 and $347,087)	5,793,791	7,187,630
Trade - unbilled	362,740	270,622
Inventories, net
Raw materials	587,726	642,467
Finished goods (less allowance for reserves of $66,567)	3,207,325	1,936,350
Prepaid expenses and other assets	469,490	370,597
Refundable income taxes	—	251,115
Deferred tax asset	—	640,000

Total current assets	15,904,838	15,871,621

Property and equipment, net	8,460,394	8,007,518

Other assets	163,193	173,086

Total assets	$24,528,425	$24,052,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2017(Unaudited)	December 31, 2016
Current liabilities
Accounts payable - trade	$1,738,082	$2,139,760
Accrued expenses and other liabilities	974,606	1,018,083
Accrued compensation	622,637	882,749
Income taxes payable	60,619	—
Current maturities of notes payable	627,094	587,523
Customer deposits	903,233	431,480

Total current liabilities	4,926,271	5,059,595

Notes payable - less current maturities	3,348,408	3,345,511
Deferred tax liability	939,000	1,404,000

Total liabilities	9,213,679	9,809,106

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,192,148 and 5,085,348 issued and 4,989,228 and 4,941,428 outstanding, respectively	50,436	49,823
Additional paid-in capital	5,405,005	5,192,339
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Accumulated other comprehensive loss	(23,766)	(24,913)
Retained earnings	9,985,371	9,128,170

Total stockholders' equity	15,314,746	14,243,119

Total liabilities and stockholders' equity	$24,528,425	$24,052,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue
Product sales and leasing	$7,470,298	$6,233,706
Shipping and installation revenue	1,595,518	1,492,663
Royalties	431,426	328,715

Total revenue	9,497,242	8,055,084

Cost of goods sold	6,180,954	6,777,091

Gross profit	3,316,288	1,277,993

Operating expenses
General and administrative expenses	1,350,045	833,811
Selling expenses	609,804	590,806

Total operating expenses	1,959,849	1,424,617

Operating income (loss)	1,356,439	(146,624)

Other income (expense)
Interest expense	(46,427)	(28,149)
Interest income	9,627	9,235
Gain on sale of assets	12,711	5,868
Other income	10,851	6,893

Total other income (expense)	(13,238)	(6,153)

Income (loss) before income tax expense (benefit)	1,343,201	(152,777)

Income tax expense (benefit)	486,000	(63,000)

Net income (loss)	$857,201	$(89,777)

Basic and diluted earnings per share	$0.17	$(0.02)

Weighted average number of common shares outstanding:
Basic	5,008,908	4,919,548
Diluted	5,051,848	4,919,548
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$857,201	$(89,777)
Other comprehensive income, net of tax:
Net unrealized holding gain(1)	1,147	3,332

Comprehensive income (loss)	$858,348	$(86,445)

(1) Unrealized gains on available-for-sale securities are shown net of income tax expense of $1,000 and $2,000 for March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$857,201	$(89,777)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	225,046	189,128
Gain on disposal of fixed assets	(12,711)	(5,868)
Allowance for doubtful accounts	(153,215)	(26,484)
Stock compensation	151,032	—
Deferred taxes	175,000	65,000
(Increase) decrease in
Accounts receivable - billed	1,547,054	(466,818)
Accounts receivable - unbilled	(92,118)	(541,181)
Inventories	(1,216,234)	(116,958)
Prepaid expenses and other assets	(97,959)	(103,138)
Prepaid income taxes	251,115	(139,870)
Increase (decrease) in
Accounts payable - trade	(352,264)	125,850
Accrued expenses and other	(43,477)	383,594
Accrued compensation	(260,112)	259,919
Accrued income taxes payable	60,619	—
Customer deposits	471,753	(248,123)

Net cash provided by (used in) operating activities	1,510,730	(714,726)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8,750)	(8,842)
Purchases of property and equipment	(674,316)	(967,378)
Proceeds from sale of fixed assets	18,065	5,868

Net cash used in investing activities	(665,001)	(970,352)

Cash flows from financing activities:
Proceeds from long-term borrowings	183,784	465,131
Repayments of long-term borrowings	(141,317)	(92,659)
Dividends paid on common stock	(49,414)	—
Proceeds from options exercised	62,248	—

Net cash provided by financing activities	55,301	372,472

Net increase (decrease) in cash and cash equivalents	901,030	(1,312,606)

Cash and cash equivalents
Beginning of period	3,522,620	1,735,621

End of period	$4,423,650	$423,015
 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 and Regulation S-X.  Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The condensed consolidated December 31, 2016 balance sheet was derived from audited financial statements included in the Form 10-K.

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

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606), which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition of this amendment is the same as the effective date and transition of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures. The Company expects the pronouncement to have a minimal impact on revenue recognition.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 2. – NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share exclude all common stock equivalents, primarily stock options, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company.  Outstanding options are excluded from the diluted earnings per share calculation where they would have an anti-dilutive effect. There were no excluded options for the three months ended March 31, 2017 and 63,688 excluded for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
Basic income (loss) per share

Net income (loss)	$857,201	$(89,777)

Weighted average shares outstanding	5,008,908	4,919,548

Basic income (loss) per share	$0.17	$(0.02)

Diluted income (loss) per share

Net income (loss)	$857,201	$(89,777)

Weighted average shares outstanding	5,008,908	4,919,548
Dilutive effect of stock options and restricted stock	42,940	—

Total weighted average shares outstanding	5,051,848	4,919,548

Diluted income (loss) per share	$0.17	$(0.02)

NOTE 3. – NOTES PAYABLE
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,264,945 as of March 31, 2017.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility, guaranteed by the Company. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,673 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at March 31, 2017, was $1,278,944.
The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,431,612.  Under the loan agreement with the Bank, the Company is limited to $1,500,000 for annual capital expenditures.  At March 31, 2017, the Company was in compliance with all covenants pursuant to the loan agreement.
The Company also has a $2,000,000 line of credit, secured by accounts receivable and inventory, of which none was outstanding at March 31, 2017. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate and matures on September 12, 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit. Neither line of credit has been used.

NOTE 4. – STOCK COMPENSATION

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2017 and March 31, 2016 . The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. The Company did not not issue any stock options for the three months ended March 31, 2017 or the three months ended March 31, 2016.

The following table summarized options outstanding at March 31, 2017

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	68,133	$1.79
Granted	—	—
Forfeited	—	—
Exercised	(32,800)	(1.90)

Outstanding options at March 31, 2017	35,333	$1.69

Outstanding exercisable options at March 31, 2017	35,333	$1.69

The intrinsic value of outstanding and exercisable options at March 31, 2017 was approximately $170,000.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2017 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2016	103,000	$4.95
Granted	74,000	5.45
Vested	(15,000)	(5.45)
Forfeited	—	—

Non-vested, end of period	162,000	$5.13

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2017 for 15,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of $151,032 for the three months ended March 31, 2017 and no expense for the three months ended March 31, 2016, as the grants were made in December 2016 and January 2017. The total unrecognized compensation cost as of March 31, 2017 related to the non-vested restricted stock is $762,117.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	While the Company is profitable as of March 31, 2017, there are no assurances that the Company can remain profitable in future periods,

•	our debt level increased in 2016 and during the first quarter of 2017 and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service area,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Overview

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, utilities and farming industries.  The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern regions and parts of the Southeastern region of the United States.  The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented.  In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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
The Company had net income of $857,201 for the three months ended March 31, 2017, as compared to a net loss of $89,777 for same period ending March 31, 2016. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2017 was 68%, as compared to 88% for the three months ended March 31, 2016. The decrease in the cost of goods sold as a percent of revenue, not including royalties, was due to increased revenues from higher margin products such as barrier and barrier rentals, with a decrease in soundwall sales (all discounted soundwall production and revenue were completed in the first quarter 2016). In comparison, there was a reduction in labor costs from first quarter 2016 to first quarter 2017, due to increased efficiency and a reduction in man-hours per cubic yard poured. Sales continue to remain strong and this trend is expected to continue through 2017 as the Company has received two new Slenderwall projects that are expected to start production in mid 2017. Management has good expectations for future earnings for the remainder of 2017, although no assurance can be given.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue By Type

	Three Months Ended March 31,
	2017	2016	Change	% of Change
Product Sales:
Soundwall Sales	$1,226,423	$2,399,667	$(1,173,244)	(49)%
Architectural Panel Sales	17,890	129,890	(112,000)	(86)%
Slenderwall Sales	—	57,845	(57,845)	(100)%
Miscellaneous Wall Sales	663,042	759,614	(96,572)	(13)%
Total Wall Sales	1,907,355	3,347,016	(1,439,661)	(43)%
Barrier Sales	2,157,197	1,452,876	704,321	48%
Easi-Set and Easi-Span Building Sales	335,933	580,564	(244,631)	(42)%
Utility and Farm Product Sales	457,601	337,779	119,822	35%
Miscellaneous Product Sales	88,860	124,163	(35,303)	(28)%
Total Product Sales	4,946,946	5,842,398	(895,452)	(15)%
Royalty Income	431,426	328,715	102,711	31%
Barrier Rentals	2,523,352	391,308	2,132,044	545%
Shipping and Installation Revenue	1,595,518	1,492,663	102,855	7%
Total Service Revenue	4,550,296	2,212,686	2,337,610	106%

Total Revenue	$9,497,242	$8,055,084	$1,442,158	18%

Wall Sales - Wall sales are generally large contracts issued by general contractors for production and delivery of a specific wall panel for a specific construction project. Changes in the mix of wall sales depend on what contracts are being bid and what projects are in production during the period. Overall wall panel sales decreased significantly during the three months ended March 31, 2017, compared to the same period in 2016. The following describes the changes by product type:

Soundwall sales decreased significantly for the three month period ended March 31, 2017 when compared to the same period in 2016. While soundwall sales slowed in the first quarter of 2017 in comparison to the same period in 2016, the Company has bid on several large projects near its three production facilities in Virginia, North Carolina & South Carolina, which it expects to be awarded during 2017, but for which there can be no assurance that the Company will be the awarded party. All current soundwall project contracts are at full price and some with premiums, as compared to some discounted soundwall projects during the first quarter of 2016. Management believes this higher margin trend will continue through 2017.

Architectural panel sales decreased during the three month period ended March 31, 2017, compared to the same period in 2016. The Company had one small architectural project in the first quarter 2016 and minimal sales in the first quarter 2017. The Company produces stand alone architectural projects or sometimes produces architectural panels congruent with large Slenderwall projects. With two large Slenderwall projects expected to start near the middle of 2017, the Company expects architectural sales to increase with these projects, but at a lower volume than in 2016.

SlenderwallTM panel sales were zero for the three months ended March 31, 2017. Slenderwall sales are expected to increase in 2017 with production planned in the the middle of year on both of the Slenderwall projects in the backlog. With the two contracts planned production for 2017, management believes 2017 should be a strong year for Slenderwall panel sales as the Company continues to bid on several projects. This proprietary product continues to be a focus of the sales team, with expectations of expanding Slenderwall sales in both the Charlotte, North Carolina and Atlanta, Georgia markets in the near future.

Miscellaneous wall panels decreased slightly for the three months ended March 31, 2017, when compared to the same period in 2016. With weak market demand, miscellaneous wall sales are expected to be flat or trend down in 2017; however, the Company continues to bid on miscellaneous wall projects as they are released, as some projects are very profitable due to their unique characteristics.
Barrier Sales - Barrier sales increased significantly during the three month period ended March 31, 2017, compared to the same period in 2016. The Columbia, South Carolina production facility continues to produce barrier under several large contracts. The Company has potential to significantly increase barrier sales in 2017 with the large amount of highway work out for bid. Demand for barrier continues to be strong and, although there can be no assurance, the Company expects to be awarded several large barrier jobs through the remainder of 2017 and into 2018.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased in the three month period ended March 31, 2017, compared to the same period in 2016. Bids have continued to increase in the local markets with the Columbia, South Carolina plant adding buildings and restrooms to product offerings. The Company recently hired a sales person solely dedicated to building and restroom sales. Management believes the Company will begin to see an increase in building and restroom sales in 2017 and 2018 with the addition to the sales team.
Utility and Farm Product Sales - Utility and farm products sales increased in the three month period ended March 31, 2017, compared to the same period in 2016. Underground utility vault sales remained stable through the first quarter of 2017. Utility products are tied closely with infrastructure spending by federal, state and local governments. With the passage of the federal highway bill, and growth in residential and commercial construction, sales and bids on these products are slowly improving. Although there are competitors who specialize in lower priced utility products, the Company is much more competitive on large contracts. Management believes utility product sales will stay at the current level during the remainder of 2017.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased for the three month period ended March 31, 2017, compared to the same period in 2016. The decrease was due mainly to the Company's focus on its core product lines, as many miscellaneous sales are not recurring in nature. Management believes that miscellaneous sales will be relatively flat during the remainder of the year.
Royalty Income - Royalty revenue increased for the three month period ended March 31, 2017, compared to the same period in 2016. Royalties increased primarily due to the increase in highway projects across the country, combined with a very mild winter. The Company continues to pursue opportunities for licensees with its Slenderwall proprietary product. As infrastructure contracts remain strong, management believes that royalty income will continue to increase through 2017.
Barrier Rentals - Barrier rentals increased significantly for the three month period ended March 31, 2017, compared to the same period in 2016. The increase was due primarily to a large special project rental that occurred in the first quarter of 2017. Due to the uncommon nature of special projects, revenues can vary significantly by quarter and year. Special projects can receive slightly higher profit margins than other rentals due to the high degree of difficulty and higher risk factor. Other than the special project rental, our standard rentals have decreased slightly in the first quarter 2017, compared to the same period in 2016; however, management believes they have the potential to increase for the remainder of 2017, as compared to 2016, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended March 31, 2017, compared to the same period in 2016. The Company finished installing two major Slenderwall projects during the first quarter of 2017. Although Slenderwall installation will decrease over the next few quarters, management expects shipping and building installation to continue to increase through the balance of 2017.

Cost of Goods Sold - Total cost of goods sold for the three months ended March 31, 2017, decreased by $596,137, or 9%, from the same period in 2016. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 68% for the three months ended March 31, 2017, a good improvement from 88% for the same period in 2016. The decrease was due mainly to the first quarter 2016 included soundwall projects that were discounted during the recession, while the first quarter 2017 the Company only produced jobs with full profit. The barrier rental special project during the first quarter of 2017, which had slightly higher than normal margins, was a factor to the improved gross profit. In addition, greater labor efficiency positively effected gross profit margins. The Company has encountered limited price increases in some raw materials, but expects these costs to be minimal through 2017. The Company continues to seek new vendor relationships and explore lean methods of production to decrease costs moving forward.
General and Administrative Expenses – For the three months ended March 31, 2017 the Company's general and administrative expenses increased by $516,234, or 62%, to $1,350,045 from $833,811 during the same period in 2016. The increased general and administrative expenses for the first quarter 2017 are partially related the new facility in Columbia, South Carolina, which was purchased in 2016, as opposed to the first quarter of 2016 when operations were minimal. Stock compensation expense of $151,032 also contributed to the increase in general and administrative costs in the first quarter of 2017, as compared to the same period in 2016. General and administrative expense as a percentage of total revenue was 14% and 10% for the three months ended March 31, 2017 and 2016, respectively. The total unrecognized compensation cost as of March 31, 2017 related to non-vested restricted stock is $762,117.
Selling Expenses – Selling expenses for the three months ended March 31, 2017 increased to $609,804 from $590,806 for the same period in 2016, or 3%. The slight increase in sales expense was related to the increase in sales volume and an increase in salaries, along with a slight decrease in advertising expenses. The Columbia, South Carolina production facility has incurred additional selling expenses for the first three months of 2017, as compared to the same period in 2016 due to the plant being in full operation.
Operating Income – The Company had operating income for the three month period ended March 31, 2017 of $1,356,439, compared to an operating loss of $146,624 for the same period in 2016. The increase in operating income for the three month period ended March 31, 2017, compared to the same period in 2016, was primarily due to increased sales of product and royalty revenue, along with a lower cost of goods sold for the period as a percentage of total revenue, not including royalties.
Interest Expense – Interest expense was higher for the three month period ended March 31, 2017, compared to the same period in 2016.  The increase for the period over the same period in 2016 was due primarily to increased borrowings used for the purchase of land, building and fixtures in Columbia, South Carolina, the purchase of six acres of land adjacent to our Midland, VA facility for storage of products purchased by customers prior to delivery, and the purchase of equipment used in production.
Income Tax Expense – The Company had income tax expense of $486,000 with an effective rate of 36% for the three months ended March 31, 2017, compared to an income tax benefit of $63,000 with an effective rate of 41% for the same period in 2016. The change from a tax benefit in the first quarter 2016 to income tax expense in the same period of 2017 is directly related to the pre-tax income reported in the first quarter of 2017 compared to a pre-tax loss during the same period in 2016.
Net Income – The Company had net income of $857,201 for the three months ended March 31, 2017, compared to a net loss of $89,777 for the same period in 2016. The basic and diluted income per share was $0.17 for the three months ended March 31, 2017, and the basic and diluted loss per share was $.02 for the three months ended March 31, 2016.
Liquidity and Capital Resources
The Company financed its capital expenditures and operating requirements for the first three months of 2017 primarily from cash provided by operations, cash balances and notes payable to a bank.  The Company had $3,975,502 of debt obligations at March 31, 2017, of which $627,094 was scheduled to mature within twelve months. During the three months ended March 31, 2017, the Company made repayments of outstanding debt in the amount $141,317.
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,264,945 as of March 31, 2017.  The note has a term of approximately eight years and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility, guaranteed by the Company. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 years term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,673 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at March 31, 2017, was $1,278,944.
The Company additionally has 14 smaller installment loans with interest rates between 2.94% and 5.29% and varying balances totaling $1,431,612.  Under the loan agreement with the Bank, the Company is limited to $1,500,000 for annual capital expenditures.  At March 31, 2017, the Company was in compliance with all covenants pursuant to the loan agreement.
The Company also has a $2,000,000 line of credit, secured by accounts receivable and inventory, of which none was outstanding at March 31, 2017. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate and matures on September 12, 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit. Neither line of credit has been used.
At March 31, 2017, the Company had cash and cash equivalents totaling $4,423,650 and $1,060,116 of investment securities compared to cash and cash equivalents totaling $3,522,620 and $1,050,220 of investment securities at December 31, 2016. Investment securities at March 31, 2017 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of positive operating results and a lower level of accounts receivable at March 31, 2017 than at December 31, 2016.
Capital spending for the three months ended March 31, 2017 totaled $674,316, as compared to $967,378 for the same period in 2016. The 2017 expenditures were for crash tests, land improvements, additional rental barrier and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $800,000 over the remainder of the year. The remaining 2017 expenditures will be for land, new construction vehicles, additional rental barrier and miscellaneous manufacturing equipment. Subsequent to the three month period ending March 31, 2017, the Company purchased a land parcel of approximately 45 acres in Reidsville, North Carolina to prepare for future expansion in the region.
The Company's two mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Slightly more that 92% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $3,500 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 60 days for the three months ended March 31, 2017 compared to 74 days for the year ended December 31, 2016.  The decrease in DSO is due primarily to more aggressive collection activities, along with a decrease in retainage from previous architectural projects.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.
The Company’s inventory was $3,795,051 at March 31, 2017 and $2,578,817 at December 31, 2016, or an increase of $1,216,234. The significant increase in inventory is due to production of barrier products for orders scheduled to be delivered during 2017. Inventory turnover was 4.8, annualized for the three months ended March 31, 2017, compared to 8.2 for the same period in 2016.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2016. There have been no changes as of March 31, 2017.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production have increased slightly for the first three months of 2017 and the Company anticipates prices will continue to increase over the remainder of 2017 and into 2018, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 12, 2017, the Company’s sales backlog was approximately $27.4 million, as compared to approximately $20.7 million at the same time in 2016.  It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months.  The Company also maintains a regularly occurring repeat customer business, which should be considered in addition to the production backlog described above. These orders typically have a quick turn around and represent purchases of a significant portion of the Company’s inventoried standard products, such as highway safety barrier, utility and Easi-Set® and Easi-Span® building products.  Historically, this regularly occurring repeat customer business has ranged from $5.0 million to $7.0 million annually which excludes royalties and barrier rental.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2017.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 12, 2017	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2017	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended March 31, 2017

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