Form 10-Q
period 2017-06-30
SMITH MIDLAND CORP
filed 2017-08-10
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, $.01 par value, outstanding as of August 4, 2017 : 5,013,228 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2017(Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$2,598,766	$3,522,620
Investment securities, available-for-sale, at fair value	1,077,769	1,050,220
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $197,273 and $347,087)	9,252,048	7,187,630
Trade - unbilled	238,372	270,622
Inventories, net
Raw materials	793,355	642,467
Finished goods (less allowance for reserves of $66,567)	2,650,266	1,936,350
Prepaid expenses and other assets	584,906	370,597
Refundable income taxes	82,710	251,115

Total current assets	17,278,192	15,231,621

Property and equipment, net	9,719,759	8,007,518

Other assets	154,344	173,086

Total assets	$27,152,295	$23,412,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2017(Unaudited)	December 31, 2016
Current liabilities
Accounts payable - trade	$2,480,166	$2,139,760
Accrued expenses and other liabilities	693,189	293,641
Deferred revenue	1,396,621	724,442
Accrued compensation	581,770	882,749
Current maturities of notes payable	632,566	587,523
Customer deposits	1,221,522	431,480

Total current liabilities	7,005,834	5,059,595

Notes payable - less current maturities	3,197,478	3,345,511
Deferred tax liability	793,000	764,000

Total liabilities	10,996,312	9,169,106

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,216,148 and 5,085,348 issued and 5,013,228 and 4,941,428 outstanding, respectively	50,811	49,823
Additional paid-in capital	5,528,442	5,192,339
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Accumulated other comprehensive loss	(17,993)	(24,913)
Retained earnings	10,697,023	9,128,170

Total stockholders' equity	16,155,983	14,243,119

Total liabilities and stockholders' equity	$27,152,295	$23,412,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenue
Product sales and leasing	$7,913,366	$7,155,973
Shipping and installation revenue	2,341,985	2,002,271
Royalties	472,702	481,775

Total revenue	10,728,053	9,640,019

Cost of goods sold	7,850,822	7,571,093

Gross profit	2,877,231	2,068,926

Operating expenses
General and administrative expenses	1,132,689	897,616
Selling expenses	651,046	537,696

Total operating expenses	1,783,735	1,435,312

Operating income	1,093,496	633,614

Other income (expense)
Interest expense	(44,712)	(35,580)
Interest income	9,262	21,149
Gain on sale of assets	3,807	8,175
Other income	12,800	10,566

Total other income (expense)	(18,843)	4,310

Income before income tax expense	1,074,653	637,924

Income tax expense	363,000	219,000

Net income	$711,653	$418,924

Basic earnings per share	$0.14	$0.09
Diluted earnings per share	$0.14	$0.08

Weighted average number of common shares outstanding:
Basic	5,044,752	4,919,548
Diluted	5,094,536	4,967,059
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net income	$711,653	$418,924
Other comprehensive income, net of tax:
Net unrealized holding gain(1)	6,457	19,327

Comprehensive income	$718,110	$438,251

(1) Unrealized gains on available-for-sale securities are shown net of income tax expense of $3,000 and $8,000 for June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Revenue
Products sales and leasing	$15,383,664	$13,389,679
Shipping and installation revenue	3,937,503	3,494,934
Royalties	904,128	810,490

Total revenue	20,225,295	17,695,103

Cost of goods sold	14,031,776	14,348,184

Gross profit	6,193,519	3,346,919

Operating expenses
General and administrative expenses	2,482,734	1,731,427
Selling expenses	1,260,850	1,128,502

Total operating expenses	3,743,584	2,859,929

Operating income	2,449,935	486,990

Other income (expense)
Interest expense	(91,139)	(63,729)
Interest income	18,889	30,385
Gain on sale of assets	16,518	14,043
Other income	23,651	17,459

Total other income (expense)	(32,081)	(1,842)

Income before income tax expense	2,417,854	485,148

Income tax expense	849,000	156,000

Net income	$1,568,854	$329,148

Basic and diluted income per share	$0.31	$0.07

Weighted average number of common shares outstanding:
Basic	5,026,929	4,919,548
Diluted	5,065,611	4,970,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net income	$1,568,854	$329,148
Other comprehensive income, net of tax:
Net unrealized holding gain (1)	7,338	24,790

Comprehensive income	$1,576,192	$353,938

(1) Unrealized gain on available for sale securities are shown net of income tax expense of $4,000 for June 30, 2017 and income tax expense of $10,000 for June 30, 2016.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$1,568,854	$329,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	459,815	381,011
Gain on disposal of fixed assets	(16,518)	(14,043)
Allowance for doubtful accounts	(149,814)	(30,801)
Stock compensation	220,314	—
Deferred taxes	29,000	341,000
(Increase) decrease in
Accounts receivable - billed	(1,914,604)	(1,151,726)
Accounts receivable - unbilled	32,250	(438,838)
Inventories	(864,803)	(208,485)
Prepaid expenses and other assets	(213,484)	(114,703)
Refundable income taxes	168,405	(158,370)
Increase (decrease) in
Accounts payable - trade	389,820	753,620
Accrued expenses and other liabilities	399,548	50,808
Deferred revenue	672,179	(15,382)
Accrued compensation	(300,979)	409,184
Customer deposits	790,042	(337,767)

Net cash provided by (used in) operating activities	1,270,025	(205,344)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(20,630)	(23,712)
Purchases of property and equipment	(2,159,492)	(1,260,659)
Proceeds from sale of fixed assets	21,870	14,043

Net cash used in investing activities	(2,158,252)	(1,270,328)

Cash flows from financing activities:
Proceeds from long-term borrowings	183,784	715,131
Repayments of long-term borrowings	(286,775)	(195,576)
Dividends paid on common stock	(49,414)	—
Proceeds from options exercised	116,778	—

Net cash (used in) provided by financing activities	(35,627)	519,555

Net decrease in cash and cash equivalents	(923,854)	(956,117)

Cash and cash equivalents
Beginning of period	3,522,620	1,735,621

End of period	$2,598,766	$779,504
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

Reclassifications

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation.

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

	Three Months Ended June 30,
	2017	2016
Basic income per share

Net income	$711,653	$418,924

Weighted average shares outstanding	5,044,752	4,919,548

Basic income per share	$0.14	$0.09

Diluted income per share

Net income	$711,653	$418,924

Weighted average shares outstanding	5,044,752	4,919,548
Dilutive effect of stock options and restricted stock	49,784	47,511

Total weighted average shares outstanding	5,094,536	4,967,059

Diluted income per share	$0.14	$0.08

	Six Months Ended June 30,
	2017	2016
Basic income per share

Net income	$1,568,854	$329,148

Weighted average shares outstanding	5,026,929	4,919,548

Basic income per share	$0.31	$0.07

Diluted income per share

Net income	$1,568,854	$329,148

Weighted average shares outstanding	5,026,929	4,919,548
Dilutive effect of stock options and restricted stock	38,682	51,221

Total weighted average shares outstanding	5,065,611	4,970,769

Diluted income per share	$0.31	$0.07

NOTE 3. – NOTES PAYABLE
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,200,965 as of June 30, 2017.  The note has a maturity date of September 20,2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,673 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at June 30, 2017 was $1,264,518.
The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,364,561. The loan agreement with the Bank was modified, increasing the annual capital expenditures limit from $1.5 million to $3.5 million. The Company is in compliance with all covenants pursuant to the loan agreement.
The Company also has a $2,000,000 line of credit, secured by accounts receivable and inventory, of which no balance was outstanding at June 30, 2017. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate and matures on September 12, 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit. Neither line of credit has been used.

NOTE 4. – STOCK COMPENSATION

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2017 and June 30, 2016. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. In 2016, the Company's Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan, which does not provide for the issuance of options. Consequently, the Company cannot issue any additional options, if, and until, a new stock option plan is approved by the Board of Directors.

The following table summarized options outstanding at June 30, 2017

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	68,133	$1.79
Granted	—	—
Forfeited	(1,000)	(2.15)
Exercised	(56,800)	(2.05)

Outstanding options at June 30, 2017	10,333	$1.21

Outstanding exercisable options at June 30, 2017	10,333	$1.21

The intrinsic value of outstanding and exercisable options at June 30, 2017 was approximately $66,000.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2016	103,000	$4.95
Granted	74,000	5.45
Vested	(15,000)	(5.45)
Forfeited	—	—

Non-vested, end of period	162,000	$5.13

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2017 for 15,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of $220,314 for the six months ended June 30, 2017 and no stock compensation expense for the six months ended June 30, 2016, as the grants were made in December 2016 and January 2017. The total unrecognized compensation cost as of June 30, 2017 related to the non-vested restricted stock is $692,833.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•	While the Company is profitable for the six months ended June 30, 2017, there are no assurances that the Company can remain profitable in future periods,

•	our debt level increased in 2016 and during the first quarter of 2017 and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service areas,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
The Company had net income of $857,201 for the first quarter of 2017 and net income of $711,653 for the second quarter of 2017, resulting in net income of $1,568,854 for the six months ended June 30, 2017. The cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2017 was 77% and 73%, respectively, as compared to 83% and 85% for the three and six months ended June 30, 2016, respectively. The decrease in the cost of goods sold as a percent of revenue, not including royalties, was due to increased revenues from higher margin products such as barrier and services such as barrier rentals, with a significant decrease in soundwall sales. In comparison, the newest production facility, Smith-Columbia, has been operating at full production for the first six months of 2017, while during the same period in 2016 the plant was in the start-up phase. Overall sales continue to remain strong in 2017 and the trend is projected to continue through 2017 as the backlog continues to support production at full capacity into 2018. Management anticipates continued profit for the remainder of 2017, although no assurance can be given.

Results of Operations

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income. Product sales are further divided into wall panel sales, which include soundwall, architectural and Slenderwall™ panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2017, and 2016.

Sales By Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% of Change	2017	2016	Change	% of Change
Product Sales:
Soundwall Sales	$1,429,155	$2,491,244	$(1,062,089)	(43)%	$2,655,578	$4,890,911	$(2,235,333)	(46)%
Architectural Panel Sales	—	166,101	(166,101)	(100)%	17,890	295,992	(278,102)	(94)%
Slenderwall Sales	—	352,968	(352,968)	(100)%	—	410,813	(410,813)	(100)%
Miscellaneous Wall Sales	709,324	586,453	122,871	21%	1,372,367	1,346,067	26,300	2%
Barrier Sales	3,911,560	1,813,274	2,098,286	116%	6,068,756	3,266,150	2,802,606	86%
Easi-Set and Easi-Span Building Sales	1,061,061	649,552	411,509	63%	1,396,994	1,230,117	166,877	14%
Utility and Farm Product Sales	350,123	599,753	(249,630)	(42)%	807,724	937,532	(129,808)	(14)%
Miscellaneous Product Sales	149,913	87,348	62,565	72%	238,773	211,509	27,264	13%
Total Product Sales	7,611,136	6,746,693	864,443	13%	12,558,082	12,589,091	(31,009)	—%
Royalty Income	472,702	481,775	(9,073)	(2)%	904,128	810,490	93,638	12%
Barrier Rentals	302,230	409,280	(107,050)	(26)%	2,825,582	800,588	2,024,994	253%
Shipping and Installation Revenue	2,341,985	2,002,271	339,714	17%	3,937,503	3,494,934	442,569	13%
Total Service Revenue	3,116,917	2,893,326	223,591	8%	7,667,213	5,106,012	2,561,201	50%

Total Sales	$10,728,053	$9,640,019	$1,088,034	11%	$20,225,295	$17,695,103	$2,530,192	14%

Soundwall sales decreased significantly for the three and six month period ended June 30, 2017 when compared to the same periods in 2016. While soundwall sales slowed in the first and second quarter of 2017 in comparison to the same periods in 2016, all three production facilities are currently producing soundwall projects with good margins and some with premiums. Management expects soundwall sales to trend up for the remainder of 2017.

Architectural panel sales decreased during the three and six month periods ended June 30, 2017, compared to the same periods in 2016. The Company had minimal sales in the six month period ended June 30, 2017. The Company produces stand alone architectural projects or sometimes produces architectural panels congruent with large Slenderwall projects. With the two large Slenderwall projects starting production in July 2017, the Company projects architectural sales to increase during the second half of the year, because each of the Slenderwall projects have architectural components included, but at a lower volume than in 2016.

SlenderwallTM panel sales were zero for the three and six months ended June 30, 2017. Slenderwall sales are projected to increase through the remainder of 2017 as production on two large projects started in July 2017 that are projected to run through the end of 2017. The outlook for 2017 Slenderwall sales remains strong, as the Company continues to bid on several projects. This proprietary product remains a focus of the sales team, with expectations of expanding Slenderwall sales in both the Charlotte, North Carolina and Atlanta, Georgia markets in the near future.

Miscellaneous wall sales remained flat for the six months ended June 30, 2017, when compared to the same period in 2016. For the three month period ended June 30, 2017, sales slightly increased in comparison to the same period in 2016, but the trend is not expected to continue. With weak market demand, miscellaneous wall sales are expected to be flat or trend down for the remainder of 2017; however, the Company continues to bid on miscellaneous wall projects as they are released, as some projects can be very profitable due to their unique characteristics.
Barrier Sales - Barrier sales increased significantly during the three and six month periods ended June 30, 2017, compared to the same periods in 2016. The Company expects the increase in barrier sales to continue through the remainder of 2017 with the large amount of highway work out for bid. The Company was recently awarded a large contract to supply barrier for the I-395 High Occupancy Toll lanes project in Northern Virginia planned to start in late 2017. Demand for barrier continues to be strong and, although there can be no assurance, the Company expects to be awarded additional large barrier jobs through the remainder of 2017 and into 2018.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased significantly in the three month period ended June 30, 2017, compared to the same period in 2016, but only slightly increased for the six month period ended June 30, 2017, compared to the same period in 2016. Bids still continue to increase in the local markets with the Columbia, South Carolina plant adding buildings and restrooms to product offerings. Management believes the Company will see an increase in building and restroom sales in 2017 and 2018 with an added salesman and the expanded market reach.
Utility and Farm Product Sales - Utility and farm products sales significantly decreased in the three month period ended June 30, 2017, compared to the same period in 2016. During the six month period ended June 30, 2017, utility and farm product sales slightly decreased as compared to the same period in 2016. Utility products are tied closely with infrastructure spending by federal, state and local governments. With the passage of the federal highway bill, and growth in residential and commercial construction, sales and bids on these products are slowly improving. Although there are competitors who specialize in lower priced utility products, the Company is much more competitive on large contracts. Management believes utility product sales will remain at the current level or slightly lower during the remainder of 2017.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased for the three and six month periods ended June 30, 2017, compared to the same periods in 2016. The slight increase was due mainly to a few one-time projects supplied during the second quarter 2017. Management believes that miscellaneous sales will be relatively flat during the remainder of the year.
Royalty Revenue - Royalties remained flat for the three month period ended June 30, 2017, compared to the same period in 2016. For the six month period ended June 30, 2017, royalties slightly increased over the same period in 2016. Royalties increased primarily due to the increase in highway projects across the country, combined with a very mild winter. Easi-Set welcomed a new building licensee in the second quarter 2017 and expects building royalties to continue to trend up for the remainder of 2017. Multiple licensees are working on Slenderwall projects and future royalties are expected to increase based on these projects. Infrastructure contracts still remain strong, and management believes that royalty revenue will continue to increase through 2017.
Barrier Rentals - Barrier rentals decreased for the three month period ended June 30, 2017, compared to the same period in 2016. The decrease is mainly due to a large, long-term rental project for which the Company will recognize the barrier rental revenue at a slightly lower monthly amount over a longer period of time. For the six month period ended June 30, 2017 barrier rental revenue increased significantly over the same period in 2016. The increase was due primarily to a large special project rental that occurred in the first quarter of 2017. Due to the uncommon nature of special projects, revenues can vary significantly by quarter and year. Special projects can receive slightly higher profit margins than other rentals due to the high degree of difficulty and higher risk factor. While increasing the barrier rental fleet, management still believes it has the potential to increase barrier rental revenue for the remainder of 2017, as compared to 2016, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural and Slenderwall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three and six month periods ended June 30, 2017, compared to the same periods in 2016. Building outfitting and installation continues to increase with building and restroom sales. Although Slenderwall installation will not begin until 2018, management expects shipping and building installation to continue to increase through the final two quarters of 2017.

Cost of Goods Sold - Total cost of goods sold for the three months ended June 30, 2017, increased by $279,729, or 4%, from the same period in 2016. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 77% for the three months ended June 30, 2017, an improvement from 83% for the same period in 2016. Total cost of goods sold for the six months ended June 30, 2017 decreased by $316,408, or 2%, from the same period in 2016. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 73% for the six months ended June 30, 2017, as compared to 85% for the same period in 2016. The significant decrease was due mainly to the increase in barrier sales and barrier rental revenue, which tend to have better margins than soundwall, which had the higher sales volume in the first six months of 2016. The Company has also seen a decrease in labor costs, as well as limited price increases in some raw materials. The Company continues to seek new vendor relationships and focuses on lean production methods to decrease costs moving forward.
General and Administrative Expenses - For the three months ended June 30, 2017 the Company's general and administrative expenses increased by $235,073, or 26%, to $1,132,689 from $897,616 during the same period in 2016, and for the six months ended June 30, 2017 the Company's general and administrative expenses increased by $751,307, or 43%, to $2,482,734 from $1,731,427 during the same period in 2016. The increased general and administrative expenses for the first and second quarter 2017 are partially related the new facility in Columbia, South Carolina, which was purchased in mid 2016, as opposed to the first and second quarter of 2016 when operations were minimal at the Columbia, South Carolina facility. Stock compensation expense of $220,314 also contributed to the increase in general and administrative costs in the first six months of 2017, as compared to zero during the same period in 2016. General and administrative expense as a percentage of total revenue was 12% and 10% for the six months ended June 30, 2017 and 2016, respectively. The total unrecognized compensation cost related to non-vested restricted stock is $692,833 as of June 30, 2017 .
Selling Expenses - Selling expenses for the three months ended June 30, 2017 increased to $651,046 from $537,696 for the same period in 2016, or 21%. Selling expenses for the six months ended June 30, 2017 increased to $1,260,850 from $1,128,502 for the same period in 2016, or 12%. The increase in sales expense was related to the increase in sales volume and an increase in salaries, with the addition of a buildings salesman. The Columbia, South Carolina production facility has incurred additional selling expenses for the first three and six months of 2017, as compared to the same periods in 2016 due to the plant being in full operation.
Operating Income - The Company had operating income for the three month period ended June 30, 2017 of $1,093,496, compared to operating income of $633,614 for the same period in 2016. The Company had operating income of $2,449,935 for the six months ended June 30, 2017 compared to operating income of $486,990 for the same period in 2016. The increase in operating income for the three and six month periods ended June 30, 2017, compared to the same periods in 2016, was primarily due to increased product sales and a significant decrease in cost of goods sold as a percentage of total revenue, not including royalties.
Interest Expense - Interest expense was higher for the three and six month periods ended June 30, 2017, as compared to the same periods in 2016.  The increase over the same periods in 2016 was due primarily to increased borrowings used for the purchase of land, building and fixtures in Columbia, South Carolina, the purchase of six acres of land adjacent to our Midland, VA facility for storage of products purchased by customers prior to delivery, and the purchase of equipment used in production.
Income Tax Expense - The Company had income tax expense of $363,000 with an effective rate of 34% for the three months ended June 30, 2017, compared to income tax expense of $219,000 with an effective rate of 34% for the same period in 2016. The Company has income tax expense of $849,000 with an effective rate of 35% for the six months ended June 30, 2017, compared to income tax expense of $156,000 with an effective rate of 32% for the same period in 2016.
Net Income - The Company had net income of $711,653 for the three months ended June 30, 2017, compared to net income of $418,924 for the same period in 2016. The basic and diluted income per share was $0.14 for the three months ended June 30, 2017, and the basic and diluted income per share was $0.09 and $0.08 for the three months ended June 30, 2016, respectively. The Company had net income of $1,568,854 for the six months ended June 30, 2017, compared to net income of $329,148 for the same period in 2016. The basic and diluted income per share was $0.31 for the six months ended June 30, 2017, and the basic and diluted income per share was $0.07 for the same period in 2016.
Liquidity and Capital Resources
The Company financed its capital expenditures and operating requirements for the first half of 2017 primarily from cash provided by operations, cash balances and notes payable to a bank. The Company had $3,830,044 of debt obligations at June 30, 2017, of which $632,566 was scheduled to mature within twelve months. During the six months ended June 30, 2017, the Company made repayments of outstanding debt in the amount $286,775.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $1,200,965 as of June 30, 2017. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,673 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at June 30, 2017 was $1,264,518.
The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,364,561. The loan agreement with the Bank was modified, increasing the annual capital expenditures limit from $1.5 million to $3.5 million. The Company is in compliance with all covenants pursuant to the loan agreement.
The Company also has a $2,000,000 line of credit, secured by accounts receivable and inventory, of which no balance was outstanding at June 30, 2017. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate and matures on September 12, 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit. Neither line of credit has been used.
At June 30, 2017, the Company had cash and cash equivalents totaling $2,598,766 and $1,077,769 of investment securities compared to cash and cash equivalents totaling $3,522,620 and $1,050,220 of investment securities at December 31, 2016. Investment securities at June 30, 2017 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of increased accounts receivable at June 30, 2017 than at December 31, 2016, the purchase of capital assets, and the repayment of notes payable.
Capital spending for the six months ended June 30, 2017 totaled $2,159,492, as compared to $1,260,659 for the same period in 2016. The 2017 expenditures were for additional rental barrier, land in North Carolina, and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $1,400,000 over the remainder of the year. The remaining 2017 expenditures will be for land improvements, new construction vehicles, additional rental barrier and miscellaneous manufacturing equipment.
The Company's two mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates.  Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Slightly more that 98% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2,400 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed.  This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers.  The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 70 days for the six months ended June 30, 2017 compared to 74 days for the year ended December 31, 2016.  The decrease in DSO is due primarily to more aggressive collection activities, along with a decrease in retainage from previous architectural projects.  Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.
The Company’s inventory was $3,443,621 at June 30, 2017 and $2,578,817 at December 31, 2016, or an increase of $864,804. The significant increase in inventory is due to production of barrier products for orders scheduled to be delivered during 2017. Inventory turnover was 7.2, annualized for the six months ended June 30, 2017, compared to 8.3 for the same period in 2016.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2016. There have been no changes as of June 30, 2017.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production have increased slightly for the first six months of 2017 and the Company anticipates prices will continue to increase over the remainder of 2017 and into 2018, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 10, 2017, the Company’s sales backlog was approximately $30.2 million, as compared to approximately $18.3 million at the same time in 2016. It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months. In the past, the Company excluded from the backlog structural products, which the backlog of structural products had been insignificant in amount. With the substantial increase in the backlog of structural products, the Company is now including structural products in the backlog for 2017 and 2016.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2017.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 10, 2017	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2017	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended June 30, 2017

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