Form 10-Q
period 2017-09-30
SMITH MIDLAND CORP
filed 2017-11-14
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

or

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

Common Stock, $.01 par value, outstanding as of November 3, 2017 : 5,013,228 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$2,454,503	$3,522,620
Investment securities, available-for-sale, at fair value	1,084,761	1,050,220
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $228,206 and $347,087)	10,767,243	7,187,630
Trade - unbilled	194,554	270,622
Inventories, net
Raw materials	940,718	642,467
Finished goods (less allowance for reserves of $66,567)	2,056,601	1,936,350
Prepaid expenses and other assets	521,379	370,597
Refundable income taxes	154,720	251,115

Total current assets	18,174,479	15,231,621

Property and equipment, net	9,903,333	8,007,518

Other assets	144,514	173,086

Total assets	$28,222,326	$23,412,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2017 (Unaudited)	December 31, 2016
Current liabilities
Accounts payable - trade	$2,552,369	$2,139,760
Accrued expenses and other liabilities	472,230	293,641
Deferred revenue	1,345,857	724,442
Accrued compensation	1,014,355	882,749
Current maturities of notes payable	638,103	587,523
Customer deposits	1,482,026	431,480

Total current liabilities	7,504,940	5,059,595

Notes payable - less current maturities	3,043,839	3,345,511
Deferred tax liability	701,000	764,000

Total liabilities	11,249,779	9,169,106

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,216,148 and 5,085,348 issued and 5,013,228 and 4,941,428 outstanding, respectively	50,946	49,823
Additional paid-in capital	5,597,589	5,192,339
Treasury stock, at cost, 40,920 shares	(102,300)	(102,300)
Accumulated other comprehensive loss	(18,965)	(24,913)
Retained earnings	11,445,277	9,128,170

Total stockholders' equity	16,972,547	14,243,119

Total liabilities and stockholders' equity	$28,222,326	$23,412,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenue
Product sales and leasing	$9,614,336	$9,784,308
Shipping and installation revenue	1,383,289	2,077,943
Royalties	483,179	533,750

Total revenue	11,480,804	12,396,001

Cost of goods sold	8,243,291	8,273,621

Gross profit	3,237,513	4,122,380

Operating expenses
General and administrative expenses	1,442,722	966,702
Selling expenses	564,453	501,269

Total operating expenses	2,007,175	1,467,971

Operating income	1,230,338	2,654,409

Other income (expense)
Interest expense	(43,501)	(50,126)
Interest income	9,047	—
Gain on sale of assets	15,499	7,254
Other income	10,871	33,770

Total other income (expense)	(8,084)	(9,102)

Income before income tax expense	1,222,254	2,645,307

Income tax expense	474,000	954,000

Net income	$748,254	$1,691,307

Basic and diluted earnings per share	$0.15	$0.34

Weighted average number of common shares outstanding:
Basic	5,054,148	4,924,366
Diluted	5,099,387	4,964,965
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net income	$748,254	$1,691,307
Other comprehensive loss, net of tax:
Net unrealized holding loss(1)	(965)	(7,017)

Comprehensive income	$747,289	$1,684,290

(1) Unrealized losses on available-for-sale securities are shown net of income tax benefit of $0 and $5,000 for September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Revenue
Products sales and leasing	$24,998,000	$23,173,987
Shipping and installation revenue	5,320,792	5,572,877
Royalties	1,387,307	1,344,240

Total revenue	31,706,099	30,091,104

Cost of goods sold	22,275,067	22,621,805

Gross profit	9,431,032	7,469,299

Operating expenses
General and administrative expenses	3,925,456	2,698,129
Selling expenses	1,825,303	1,629,771

Total operating expenses	5,750,759	4,327,900

Operating income	3,680,273	3,141,399

Other income (expense)
Interest expense	(134,640)	(111,675)
Interest income	27,935	28,205
Gain on sale of assets	32,017	21,297
Other income	34,522	51,229

Total other income (expense)	(40,166)	(10,944)

Income before income tax expense	3,640,107	3,130,455

Income tax expense	1,323,000	1,110,000

Net income	$2,317,107	$2,020,455

Basic and diluted income per share	$0.46	$0.41

Weighted average number of common shares outstanding:
Basic	5,036,102	4,924,366
Diluted	5,075,199	4,958,473

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net income	$2,317,107	$2,020,455
Other comprehensive income, net of tax:
Net unrealized holding gain(1)	6,373	7,773

Comprehensive income	$2,323,480	$2,028,228

(1) Unrealized gains on available for sale securities are shown net of income tax expense of $4,000 and $5,000 for September 30, 2017 and September 30, 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$2,317,107	$2,020,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	694,497	569,897
Gain on sale of assets	(32,017)	(20,296)
Allowance for doubtful accounts	(118,881)	(33,017)
Stock compensation	289,596	—
Deferred taxes	(63,000)	265,000
(Increase) decrease in
Accounts receivable - billed	(3,460,732)	(3,149,856)
Accounts receivable - unbilled	76,068	(97,435)
Inventories	(418,502)	(13,296)
Prepaid expenses and other assets	(149,086)	(110,709)
Refundable income taxes	96,395	355,597
Increase (decrease) in
Accounts payable - trade	462,023	266,769
Accrued expenses and other liabilities	178,589	261,816
Deferred revenue	621,415	175,839
Accrued compensation	131,606	199,149
Customer deposits	1,050,546	195,799

Net cash provided by operating activities	1,675,624	885,712

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(28,594)	(31,990)
Purchases of property and equipment	(2,568,788)	(3,289,669)
Proceeds from sale of fixed assets	37,369	20,296

Net cash used in investing activities	(2,560,013)	(3,301,363)

Cash flows from financing activities:
Line of credit borrowings	—	1,450,000
Line of credit payments	—	(1,450,000)
Proceeds from long-term borrowings	183,784	1,887,322
Repayments of long-term borrowings	(434,876)	(310,357)
Dividends paid on common stock	(49,414)	—
Proceeds from options exercised	116,778	48,400

Net cash (used in) provided by financing activities	(183,728)	1,625,365

Net decrease in cash and cash equivalents	(1,068,117)	(790,286)

Cash and cash equivalents
Beginning of period	3,522,620	1,735,621

End of period	$2,454,503	$945,335
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018, which is the effective date for public companies. Early application is permitted as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has conducted a preliminary analysis of the impact of ASU No. 2014-09 on its financial statements and related disclosures preliminarily and has not identified any significant changes to its revenue recognition policies. The Company has not yet selected a transition method, and believes the standard will have minimal effect on its consolidated financial statements.

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

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation of the Company’s standard products can be performed by the customer; however, the Company installs certain products at the time of delivery and will recognize the installation revenue at that time. The installation activities are usually completed the day of delivery or the following day. In building sales, buildings can be erected on the Company’s site and delivered completely installed; or delivered by panel and erected on the job-site, typically within one day.

Leasing fees are paid at the beginning of the lease agreement and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease.

Royalties are recognized as revenue as they are earned. The Company licenses certain products to other precast companies to produce the Company's products to engineering specifications under the licensing agreements. The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis. The revenues from licensing agreements are recognized in the month earned.

Certain sales of soundwall, architectural precast panels and Slenderwall™ concrete products revenue is recognized using the percentage-of-completion method for recording revenues on long term contracts under ASC 605-35. Percentage-of-completion contracts are estimated based on the number of units produced during the period multiplied by the unit rate stated in the contract.  The contracts are executed by both parties and clearly stipulate the requirements for progress payments and a schedule of delivery dates.  Provisions for estimated losses on contracts are made in the period in which such losses are determined.

Shipping revenues are recognized in the period the shipping services are provided to the customer.

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for these types of expense, historically the amount of expense is minimal.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company currently operates in one operating and reportable business segment for financial reporting purposes.

Reclassifications

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation.

NOTE 2. – NET INCOME PER COMMON SHARE

Basic earnings per common share exclude all common stock equivalents, primarily stock options and restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. Outstanding options are excluded from the diluted earnings per share calculation where they would have an anti-dilutive effect.

	Three Months Ended September 30,
	2017	2016
Basic income per share

Net income	$748,254	$1,691,307

Weighted average shares outstanding	5,054,148	4,924,366

Basic income per share	$0.15	$0.34

Diluted income per share

Net income	$748,254	$1,691,307

Weighted average shares outstanding	5,054,148	4,924,366
Dilutive effect of stock options and restricted stock	45,239	40,599

Total weighted average shares outstanding	5,099,387	4,964,965

Diluted income per share	$0.15	$0.34

	Nine Months Ended September 30,
	2017	2016
Basic income per share

Net income	$2,317,107	$2,020,455

Weighted average shares outstanding	5,036,102	4,924,366

Basic income per share	$0.46	$0.41

Diluted income per share

Net income	$2,317,107	$2,020,455

Weighted average shares outstanding	5,036,102	4,924,366
Dilutive effect of stock options and restricted stock	39,097	34,107

Total weighted average shares outstanding	5,075,199	4,958,473

Diluted income per share	$0.46	$0.41

NOTE 3. – NOTES PAYABLE
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,135,930 as of September 30, 2017.  The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company.  Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,673 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2017 was $1,249,190.
The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,296,822.
The loan covenant with the Bank was modified for 2017, increasing the annual capital expenditures limit from $1.5 million to $3.5 million. The Company is in compliance with all covenants pursuant to the loan agreement.
The Company had a $2,000,000 line of credit, secured by accounts receivable and inventory, which was expired at September 30, 2017. The Company is currently in the process of renewing the line of credit limits with the Bank and expects to be completed by the end of 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit. Neither line of credit carried a balance at September 30, 2017.

NOTE 4. – STOCK COMPENSATION

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2017 and September 30, 2016. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. In 2016, the Company's Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan, which does not provide for the issuance of options. Consequently, the Company cannot issue any additional options, if, and until, a new stock option plan is approved by the Board of Directors.

The following table summarizes options outstanding at September 30, 2017

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	68,133	$1.79
Granted	—	—
Forfeited	(1,000)	(2.15)
Exercised	(56,800)	(2.05)

Outstanding options at September 30, 2017	10,333	$1.21

Outstanding exercisable options at September 30, 2017	10,333	$1.21

The intrinsic value of outstanding and exercisable options at September 30, 2017 was approximately $70,000.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2016	103,000	$4.95
Granted	74,000	5.45
Vested	(15,000)	(5.45)
Forfeited	—	—

Non-vested, end of period	162,000	$5.13

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2017 for 15,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of $289,596 for the nine months ended September 30, 2017 and no stock compensation expense for the nine months ended September 30, 2016, as the grants were made in December 2016 and January 2017. The total unrecognized compensation cost as of September 30, 2017 related to the non-vested restricted stock is $623,550.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
While the Company is profitable for the years ended December 31, 2016 and 2015, and for the nine months ended September 30, 2017, there are no assurances that the Company can remain profitable in future periods,

•	our debt level increased in 2016, and decreased during the first nine months of 2017, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service areas,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
The Company had net income of $748,254 for the three months ended September 30, 2017, resulting in net income of $2,317,107 for the nine months ended September 30, 2017. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2017 was 75% and 73%, respectively, as compared to 70% and 79% for the three and nine months ended September 30, 2016, respectively. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the third quarter of 2017, compared to the same period in 2016, is mainly due to a few special projects which occurred in the third quarter 2016 that had slightly higher margins due to the risk of the jobs. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the nine month period ended September 30, 2017, compared to the same period in 2016, is mainly due to high quality projects sold, while controlling material and labor costs. Leveled production at each manufacturing location has helped create efficiencies for the production facilities. Total sales for the three month period ended September 30, 2017 were $11,480,804, compared to $12,396,001 for the same period in 2016. Total sales for the nine period ended September 30, 2017 were $31,706,099, compared to $30,091,104 for the same period in 2016. Although total sales were slightly down for the third quarter of 2017 due to a few specials projects during the third quarter 2016, total sales for the nine month period ended September 30, 2017 continue to exceed historical sales volumes. Management expects sales to remain strong and steady for the remainder of 2017, and continue through 2018 as the backlog is anticipated to increase in the fourth quarter of 2017, although no assurance can be provided.

Results of Operations

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income. Product sales are further divided into wall panel sales, which include soundwall, architectural and Slenderwall™ panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2017, and 2016.

Sales By Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% of Change	2017	2016	Change	% of Change
Product Sales:
Soundwall Sales	$2,368,269	$1,307,911	$1,060,358	81%	$5,023,847	$6,198,822	$(1,174,975)	(19)%
Architectural Panel Sales	551,097	305,368	245,729	80%	568,987	601,359	(32,372)	(5)%
Slenderwall Sales	912,486	993,262	(80,776)	(8)%	912,486	1,404,075	(491,589)	(35)%
Miscellaneous Wall Sales	639,151	790,502	(151,351)	(19)%	2,011,518	2,136,570	(125,052)	(6)%
Barrier Sales	3,615,482	2,742,370	873,112	32%	9,684,240	6,008,521	3,675,719	61%
Easi-Set and Easi-Span Building Sales	729,875	820,084	(90,209)	(11)%	2,126,868	2,050,201	76,667	4%
Utility and Farm Product Sales	321,912	628,993	(307,081)	(49)%	1,129,636	1,566,525	(436,889)	(28)%
Miscellaneous Product Sales	156,962	83,830	73,132	87%	395,735	295,339	100,396	34%
Total Product Sales	9,295,234	7,672,320	1,622,914	21%	21,853,317	20,261,412	1,591,905	8%
Royalty Income	483,179	533,751	(50,572)	(9)%	1,387,307	1,344,240	43,067	3%
Barrier Rentals	319,102	2,111,987	(1,792,885)	(85)%	3,144,683	2,912,575	232,108	8%
Shipping and Installation Revenue	1,383,289	2,077,943	(694,654)	(33)%	5,320,792	5,572,877	(252,085)	(5)%
Total Service Revenue	2,185,570	4,723,681	(2,538,111)	(54)%	9,852,782	9,829,692	23,090	—%

Total Sales	$11,480,804	$12,396,001	$(915,197)	(7)%	$31,706,099	$30,091,104	$1,614,995	5%

Soundwall sales increased for the three month period ended September 30, 2017 when compared to the same period in 2016, but are significantly lower than the nine month period ended September 30, 2017 when compared to the same period in 2016. While soundwall sales for the nine months ended 2017 still lag behind the same period in 2016, all three production facilities are currently producing soundwall projects with good margins. As highway work continues to increase, management expects soundwall sales to trend up for the remainder of 2017 and surpass the full year 2016 soundwall sales.

Architectural panel sales increased during the three period ended September 30, 2017, compared to the same periods in 2016, but slightly decreased for the nine month period ended September 30, 2017, compared to the same period in 2016. Architectural panel sales increased consistently with what management projected and are expected to remain strong through the remainder of 2017. Sales are expected to be steady into 2018, as the Company is bidding on several Slenderwall projects, for which architectural panels are a compliment product in design.

SlenderwallTM panel sales were down for the three and nine month period ended September 30, 2017, as compared to the same periods in 2016. Slenderwall sales are projected to increase through the remainder of 2017 as production on two large projects started during the second quarter of 2017, which are projected to run through the first quarter of 2018. The outlook for 2017 Slenderwall sales remains strong, as the Company continues to produce such product for the projects. This proprietary product remains a focus of the sales team, with expectations of expanding Slenderwall sales in both the Charlotte, North Carolina and Atlanta, Georgia markets in the near future from the production facility in Columbia, South Carolina.

Miscellaneous wall sales decreased for the three and nine month periods ended September 30, 2017, when compared to the same periods in 2016. The Company finished production on a large miscellaneous wall project during the third quarter 2017, which started in 2016. With varying market demand, miscellaneous wall sales are expected to be flat or trend down for the remainder of 2017; however, the Company continues to bid on miscellaneous wall projects as they are released, as some projects can be very profitable due to their unique characteristics.
Barrier Sales - Barrier sales increased significantly during the three and nine month periods ended September 30, 2017, compared to the same periods in 2016. Large highway projects helped increase barrier sales during the three and nine month periods ended September 30, 2017, as compared to the same periods in 2016. Barrier demand continues to be strong and, although there can be no assurance, the Company expects to be awarded additional large barrier jobs through the remainder of 2017 and into 2018.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales slightly decreased for the three month period ended September 30, 2017, compared to the same period in 2016, although sales for the nine month period ended September 30, 2017 are slightly higher when compared to the same period in 2016. The Company continues to see an increase in bids in the local markets of all three manufacturing facilities. Management still expects the Company will see an increase in building and restroom sales in 2017 and 2018 with an added salesman and the expanded market reach.
Utility and Farm Product Sales - Utility and farm products sales significantly decreased in the three and nine month periods ended September 30, 2017, compared to the same periods in 2016. Utility products are tied closely with infrastructure spending by federal, state and local governments. With the passage of the federal highway bill, and growth in residential and commercial construction, sales and bids on these products are slowly improving. Although there are competitors who specialize in lower priced utility products, the Company is much more competitive on large contracts. Management believes utility product sales will remain at the current level or slightly lower during the remainder of 2017.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased for the three and nine month periods ended September 30, 2017, compared to the same periods in 2016. The increase was due mainly to a few minor projects supplied during the three and nine month periods ended September 30, 2017, as compared to the same periods in 2016. Management believes that miscellaneous sales will be relatively flat during the remainder of the year.
Royalty Revenue - Royalties slightly decreased for the three month period ended September 30, 2017, compared to the same period in 2016. For the nine month period ended September 30, 2017, royalties slightly increased over the same period in 2016. Royalties were favorably effected for the three month period ended September 30, 2017 and increased in the nine month period ended September 30, 2017 due to Slenderwall projects being produced and erected during these periods, compared to the same periods in 2016 which had no Slenderwall royalties. Management continues to seek new licensee opportunities to expand product offerings around the world. With steady increase in construction and infrastructure spending, management believes royalty revenue will continue to increase through the end of 2017.
Barrier Rentals - Barrier rentals decreased significantly for the three month period ended September 30, 2017, compared to the same period in 2016. The decrease is mainly due to a few special projects that occurred in the third quarter of 2016. For the nine month period ended September 30, 2017 barrier rental revenue increased slightly over the same period in 2016. The increase is attributed to the increase in highway infrastructure spending. With the Company expanding the barrier rental fleet, management believes it has the potential to increase barrier rental revenue for the remainder of 2017, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural and Slenderwall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased for the three and nine month periods ended September 30, 2017, compared to the same periods in 2016. The Company continues to expand shipping and installation services through additional products such as barrier and barrier rental. Although Slenderwall installation will not begin until 2018, management expects shipping and installation to continue to remain flat through the end of 2017.

Cost of Goods Sold - Total cost of goods sold for the three months ended September 30, 2017, decreased by $30,330, or 0%, from the same period in 2016. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 75% for the three months ended September 30, 2017, an increase from 70% for the same period in 2016. Total cost of goods sold for the nine months ended September 30, 2017 decreased by $346,738, or 1%, from the same period in 2016. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 73% for the nine months ended September 30, 2017, as compared to 79% for the same period in 2016. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the third quarter of 2017, compared to the same period in 2016, is mainly due to a few special projects which occurred in the third quarter 2016 that had slightly higher margins due to the risk of the jobs. The significant decrease in cost of goods sold, as a percentage of revenue, not including royalties, for the nine month period ended September 30, 2017 was mainly due to the increase in barrier sales and barrier rentals, which had the higher sales volume when compared to the same period in 2016. The Company has also seen a decrease in labor costs, as well as limited price increases in some raw materials. The Company continues to seek vendor pricing opportunities, and focuses on lean production methods to create capacity and eliminate process waste, while driving value to the customer.
General and Administrative Expenses - For the three months ended September 30, 2017 the Company's general and administrative expenses increased by $476,020, or 49%, to $1,442,722 from $966,702 during the same period in 2016, and for the nine months ended September 30, 2017 the Company's general and administrative expenses increased by $1,227,327, or 45%, to $3,925,456 from $2,698,129 during the same period in 2016. The increased general and administrative expenses for the three and nine month periods ended September 30, 2017 are partially related the new facility in Columbia, South Carolina, which was purchased in mid 2016, and has been operating near full capacity throughout 2017. Stock compensation expense of $69,282 and $289,596 also contributed to the increase in general and administrative costs in the three and nine months ended September 30 2017, respectively, as compared to zero costs during the same period in 2016. General and administrative expense as a percentage of total revenue was 12% and 9% for the nine months ended September 30, 2017 and 2016, respectively. The total unrecognized compensation cost related to non-vested restricted stock is $623,550 as of September 30, 2017.
Selling Expenses - Selling expenses for the three months ended September 30, 2017 increased to $564,453 from $501,269 for the same period in 2016, or 13%. Selling expenses for the nine months ended September 30, 2017 increased to $1,825,303 from $1,629,771 for the same period in 2016, or 12%. The increase in sales expense was related to an increase in salaries, with the addition of a buildings salesman. The Columbia, South Carolina production facility has incurred additional selling expenses for the three and nine month periods ended September 30, 2017, as compared to the same periods in 2016 due to the plant being in full operation.
Operating Income - The Company had operating income for the three month period ended September 30, 2017 of $1,230,338, compared to operating income of $2,654,409 for the same period in 2016. The Company had operating income of $3,680,273 for the nine months ended September 30, 2017 compared to operating income of $3,141,399 for the same period in 2016. The decrease in operating income for three month period ended September 30, 2017 compared to the same period in 2016, was primarily due to a few special projects which occurred during the third quarter 2016. The increase in operating income for the nine month period ended September 30, 2017, compared to the same period in 2016, was due to increased product sales and a decrease in cost of goods sold as a percentage of total revenue, not including royalties.
Interest Expense - Interest expense was slightly lower for the three month period ended September 30, 2017, compared to the same period in 2016. The decrease is due to the Company drawing on the line of credit during the third quarter of 2016, and not utilizing the line of credit during 2017. Interest expense increased for the nine month period ended September 30, 2017, compared to the same period in 2016. The increase over the same period in 2016 was due primarily to increased borrowings used for the purchase of land, building and fixtures in Columbia, South Carolina, the purchase of six acres of land adjacent to our Midland, VA facility for storage of products purchased by customers prior to delivery, and the purchase of equipment used in production.
Income Tax Expense - The Company had income tax expense of $474,000 with an effective rate of 39% for the three months ended September 30, 2017, compared to income tax expense of $954,000 with an effective rate of 36% for the same period in 2016. The Company has income tax expense of $1,323,000 with an effective rate of 36% for the nine months ended September 30, 2017, compared to income tax expense of $1,110,000 with an effective rate of 35% for the same period in 2016.
Net Income - The Company had net income of $748,254 for the three months ended September 30, 2017, compared to net income of $1,691,307 for the same period in 2016. The basic and diluted income per share was $0.15 for the three months ended September 30, 2017, and the basic and diluted income per share was $0.34 for the three months ended September 30, 2016. The Company had net income of $2,317,107 for the nine months ended September 30, 2017, compared to net income of $2,020,455 for the same period in 2016. The basic and diluted income per share was $0.46 for the nine months ended September 30, 2017, and the basic and diluted income per share was $0.41 for the same period in 2016.

Liquidity and Capital Resources
The Company financed its capital expenditures and operating requirements for the nine months of 2017 primarily from cash provided by operations, cash balances and notes payable to a bank. The Company had $3,681,942 of debt obligations at September 30, 2017, of which $638,103 was scheduled to mature within twelve months. During the nine months ended September 30, 2017, the Company made repayments of outstanding debt in the amount $434,876.
The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $1,135,930 as of September 30, 2017. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $25,642 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250,000 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $10,673 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2017 was $1,249,190.
The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,296,822.
The loan covenant with the Bank was modified for 2017, increasing the annual capital expenditures limit from $1.5 million to $3.5 million. The Company is in compliance with all covenants pursuant to the loan agreement.
The Company had a $2,000,000 line of credit, secured by accounts receivable and inventory, which was expired at September 30, 2017. The Company is currently in the process of renewing the line of credit limits with the Bank and expects to be completed by the end of 2017. In addition, the Company has a commitment from the Bank in the amount of $1,500,000 for an equipment line of credit. Neither line of credit carried a balance at September 30, 2017.
At September 30, 2017, the Company had cash and cash equivalents totaling $2,454,503 and $1,084,761 of investment securities compared to cash and cash equivalents totaling $3,522,620 and $1,050,220 of investment securities at December 31, 2016. Investment securities at September 30, 2017 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of increased accounts receivable at September 30, 2017 than at December 31, 2016, the purchase of capital assets, and the repayment of notes payable.
Capital spending for the nine months ended September 30, 2017 totaled $2,568,788, as compared to $3,289,669 for the same period in 2016. The 2017 expenditures were for additional rental barrier, land in North Carolina, and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $500,000 over the remainder of the year. The remaining 2017 expenditures will be for land improvements and miscellaneous manufacturing equipment.
The Company's two mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Approximately 93% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2,800 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 75 days for the nine months ended September 30, 2017 compared to 74 days for the year ended December 31, 2016. The slight increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.
The Company’s inventory was $2,997,319 at September 30, 2017 and $2,578,817 at December 31, 2016, or an increase of $418,502. The increase in inventory is due to production of barrier products for orders scheduled to be delivered during 2017. Inventory turnover was 11.4, annualized for the nine months ended September 30, 2017, compared to 8.2 for the same period in 2016.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2016. There have been no changes as of September 30, 2017.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production have increased slightly for the first nine months of 2017 and the Company anticipates prices will continue to increase over the remainder of 2017 and into 2018, although no assurance can be given regarding future pricing.

Sales Backlog

As of November 14, 2017, the Company’s sales backlog was approximately $21.7 million, as compared to approximately $23.9 million at the same time in 2016. It is estimated that substantially all of the projects in the sales backlog will be produced within 12 months. In the past, the Company excluded from the backlog structural products, which the backlog of structural products had been insignificant in amount. With the increase in the backlog of structural products, the Company is now including structural products in the backlog for 2017 and 2016. Although there has been a decrease in the backlog as compared to the second quarter 2017, the Company is bidding on several large projects, which it expects to receive, that will significantly increase the backlog for the fourth quarter, although no assurance can be given.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2017.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 14, 2017	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ William A. Kenter
William A. Kenter, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2017

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