Form 10-K
period 2017-12-31
SMITH MIDLAND CORP
filed 2018-03-29
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
Common Stock, $.01 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2017 (the last business day of the Company’s most recently completed second fiscal quarter) was $27,299,668.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 5, 2018, the Company had outstanding 5,074,395 shares of Common Stock, $.01 par value per share, net of treasury shares.
Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	While the Company reported net income for the year ended December 31, 2017 and 2016, there are no assurances the Company can remain profitable in future periods,

•	our debt level significantly increased in 2016, and decreased during 2017, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company's primary service areas,

•	adverse weather which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use alongside highways around residential, industrial, and commercial properties. With additional reinforcement, Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system. This tongue and groove connection system and its foundation connection make Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project. The patent-pending Sierra Wall II one-piece extended post and panel design reduces installation time and cost.

The Company custom designs and manufactures Sierra Wall components to conform to the specifications provided by the contractor. The width, height, strength, and exterior finish of each wall varies depending upon the terrain and application. The Company also produces generic post and panel design sound barrier wall systems. These systems are constructed of steel or precast concrete columns (the Company manufactures the precast or prestressed columns) with precast concrete panels which slide down into the groove in each column.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barriers (the "J-J Hooks Barriers") are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic, either temporarily (free-standing, bolted, or pinned) for construction work zone purposes or for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.  J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (the "FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements.  J-J Hooks Barriers meet NCHRP-350 and MASH TL3 requirements and are deemed eligible by the FHWA for federal-aid reimbursement. In October 2009, the Company was issued a U.S. patent which contains deflection limitation blocks which improve the J-J Hooks connection performance and was issued a U.S. patent on the bolt pocket steel reinforcement. Patents were also issued for the deflection limitation blocks in Canada (November 2015), Australia (October 2013) and New Zealand (May 2010).

The Company has received “design protection” in the U.S for the “end taper” on each end of the barrier sections. The United States has issued a "trade dress" registration for the "end taper" design feature. Accordingly, in the United States, these features cannot be legally copied by others.

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

In March 1999, the FHWA approved the free-standing J-J Hooks Barrier (tested in accordance with NCHRP-350 Test Level 3) following successful crash testing in accordance with National Cooperative Highway Research Program requirements. In December 2012 the FHWA approved the pinned and bolted J-J Hooks and in March 2018 approved the free-standing J-J Hooks (tested in accordance with MASH Test Level 3) for use on federally aided highway projects following the successful completion of crash testing based on criteria from the AASHTO Manual for Assessing Safety Hardware.

J-J Hooks NCHRP-350 free-standing barrier has been approved for use on state and federally funded projects by 42 states, plus Washington, D.C. The Company is in various stages of the application process in additional states and believes that approval in some of the states will be granted; however no assurance can be given that approval will be received from any or all of the remaining states or that such approval will result in the J-J Hooks Barrier being used in such states. In addition, J-J Hooks Barrier has been approved by the appropriate authorities for use in the countries of Canada (Alberta, Nova Scotia, New Brunswick and Ontario), Australia, New Zealand, Spain, Portugal, Belgium, Germany and Chile.

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 24 states have approved the MASH barrier as an alternate to their state standard. In Canada, the province of Alberta has approved the MASH tested barrier. The new J-J Hooks free standing barrier successfully passed the two required MASH TL3 tests and in January 2018 received the FHWA federal-aid eligibility letter. The FHWA Eligibility letter B300 letter has been issued as of February 2018.

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

SoftSound™ Soundwall Panels

SoftSound™ soundwall panels utilize a “wood chip aggregate” sound absorptive material applied to the face of soundwall panels, which is used to absorb highway noise. SoftSound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia, Maryland, seven additional states, and the provinces of Ontario and Quebec, Canada. Approvals are still pending in a number of additional states. The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals in all 50 states and the Canadian Provinces.

Beach Prisms™ Erosion Control Modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem. This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline. Waves pass through the specially designed slots in the triangular 3 - 4 foot tall by 10 foot long Beach Prisms™ modules. The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties. The Company received “design protection” in the United States for the Beach Prisms™ in 2010.

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Each project must apply for approval by the appropriate state to obtain a permit to install the Beach Prism. Such approvals are meeting resistance from the environmental agencies, however, the Company believes approval is forthcoming. One permit was recently received from the State of Maryland, and the Company is hopeful to begin production to fulfill a potential order. In the event that approvals are not timely received, these orders may be canceled.

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

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries Worldwide for the manufacturing and distribution rights of certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set® and Easi-Span® Precast Buildings, SlenderWall®, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time training and administration license fee ranging from approximately $25,000 to $60,000. License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product. In addition, Easi-Set®/Easi-Span® buildings and SlenderWall® licensees pay the Company a monthly fee for co-op advertising and promotional programs. The Company produces and distributes advertising and promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company maintains 54 licensing agreements in the United States, eight in Canada, two in Mexico and one each in Belgium, New Zealand, Australia and Trinidad, for a total of 68 licensees worldwide. In 2017 the Company sold one building license and one J-J Hooks license, although losing two licenses, and is still maintaining a total of 68 active licenses.

The Company is continually discussing new license arrangements with potential precast companies and, although no assurance can be given, expects to increase its licensing activities.

Marketing and Sales

The Company's precast subsidiaries use an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users. Currently, our South Carolina production facility is utilizing the sales force from the Virginia production facility as their sales force until they fully establish their own.

The Company has also established a cooperative advertising program in which the Company and its Easi-Set®/Easi-Span® buildings  and SlenderWall® licensees combine resources to promote certain precast concrete products. Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company's precast subsidiaries marketing efforts are concentrated on the region within a 250-mile radius from its facilities, which includes most of Virginia, Delaware, the District of Columbia, Maryland, North Carolina, South Carolina, Georgia, and parts of Florida, Pennsylvania, New York, New Jersey and West Virginia.

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

The Company believes that the principal competitive factors for its precast products are price, durability, ease of use and installation, speed of manufacture and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in Midland, Virginia, Reidsville, North Carolina and Columbia, South Carolina compete favorably with respect to each of these factors in the Mid-Atlantic and Southeastern regions of the United States. Our South Carolina plant has less competition than our other two plants as the Company purchased one of the two largest plants in the region while the other plant providing products in South Carolina filed for Chapter 7 bankruptcy in 2016. Finally, the Company believes it offers a broad range of products that are very competitive in these markets.

Patents and Proprietary Information

The Company currently owns U.S., Canadian, Australian and New Zealand patents for J-J Hooks® highway barrier and U.S. and Canadian patents for Easi-Set® Precast Building features and for SlenderWall® exterior cladding system features and a U.S. patent for H2Out™. The original patents on the J-J Hooks barrier and SlenderWall have recently expired, however, the Company has filed new patent applications for the crash tested J-J Hooks barrier and the newest version of SlenderWall. The current status for both products is "Patent Pending". The Easi-Set Precast Building patent will expire mid 2018. Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada. A U.S. “trade dress” application for Beach Prisms and the J-J Hooks "end taper" have been issued in the U.S.

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

Employees

As of March 5, 2018, the Company had a total of 242 employees, of which 189 are full-time, 14 are part-time and 39 are temporary workers, with 160 located at the Company's Midland, Virginia facility, 29 are located at the Company's facility in Reidsville, North Carolina and 53 are located at the Company's facility in Hopkins, South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates three manufacturing facilities. The largest manufacturing operations facility is a 44,000 square foot manufacturing plant located on approximately 28 acres of land in Midland, Virginia, of which the Company owns approximately 25 acres and 3 acres are leased from Rodney I. Smith, the Company's Chief Executive Officer, at an annual rental rate of $24,000. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a covered steel reinforcing fabrication area of approximately 8,000 square feet. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices. The Company purchased an additional 46 acres in 2017 and is reviewing plans to build a new facility as the current facility has little room to expand beyond its current size. The decision to expand the facility should be made during 2018.

In July, 2016, the Company purchased the land, building and fixtures of a facility located in Hopkins (Columbia), South Carolina for a purchase price of $1.55 million. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The purchase of the South Carolina facility gives the Company sufficient capacity to cover additional territory from the Atlantic Coast region to the northern part of Florida.

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

The Company's Common Stock trades on the OTCQX Markets under the symbol "SMID".

As of March 5, 2018, there were approximately 45 record holders of the Company's Common Stock. Management believes there are at least 400 beneficial owners of the Company's Common Stock.

The following table sets forth the high and low closing prices on the OTC Markets for the Company's Common Stock for the periods indicated. The prices were obtained from the NASDAQ website. These market quotations reflect inter-dealer prices, without retail markup, markdown, or commission.

	High	Low
2017
First Quarter	$6.50	$5.30
Second Quarter	9.00	6.05
Third Quarter	8.00	6.60
Fourth Quarter	8.37	6.06
2016
First Quarter	$3.30	$1.77
Second Quarter	2.64	2.26
Third Quarter	3.80	2.49
Fourth Quarter	5.45	3.24

Dividends

On December 5, 2017, the Company declared a special dividend of $0.05 per share of Common Stock for holders of record as of December 27, 2017, which was paid on January 9, 2018. On December 14, 2016, the Company declared a special dividend of $0.01 per share of Common Stock for holders of record as of December 30, 2016, which was paid on January 13, 2017. Although the Company paid a dividend for the preceding five years, the Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report.

The Company generates revenues primarily from the sale, shipping, licensing, leasing and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Barrier, a positive-connected highway safety barrier; Sierra Wall™, a sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system. In addition, the Company produces utility vaults; farm products such as cattleguards; and custom order precast concrete products with various architectural surfaces.

As a part of the construction industry, the Company's sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors not under our control, such as weather and project delays, affect the Company's production schedule, possibly causing a momentary slowdown in sales and net income. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.
Overview

Overall, the Company’s financial performance was similar in 2017 when compared to 2016. The Company had net income (in thousands) in 2017 in the amount of $2,684 compared to a net income of $2,835 for 2016. The primary reasons for the decrease in net profit was the increase in non-cash stock compensation of $411, and a general increase in salary expense. Sales were particularly strong in the first quarter of 2017 due to one large short-term barrier rental project, which produced profits slightly higher than our normal rental projects because of the large amount of preparation, installation and removal and follow through that was accomplished in a short period of time. Sales continue to look strong for 2018, with letters of intent on soundwall and Slenderwall projects already received, which would substantially increase the backlog. Based on current market activity and the Company's backlog of $29.5 million as of March 5, 2018, management believes that 2018 will be another strong financial year for the Company, although no assurance can be given.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016 (in thousands, except per share data)

For the year ended December 31, 2017, the Company had total revenue of $41,717 compared to total revenue of $40,050 for the year ended December 31, 2016, an increase of $1,667, or 4%. Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income. Product sales are further divided into Soundwall, architectural and Slenderwall™ panels, highway barrier, beach prisms, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products. The following table summarizes the revenue by product type and a comparison for the years ended December 31, 2017 and 2016 (in thousands):

Revenue by Type
	2017	2016	Change	% of Change

Soundwall Sales	$7,571	$7,840	$(269)	(3.4)%
Architectural Sales	829	688	141	20.5%
Slenderwall Sales	2,048	1,658	390	23.5%
Miscellaneous Sales	2,793	3,134	(341)	(10.9)%
Barrier Sales	11,276	9,356	1,920	20.5%
Easi-Set and Easi-Span Building Sales	2,484	2,508	(24)	(1.0)%
Utility and Farm Product Sales	1,492	2,065	(573)	(27.7)%
Miscellaneous Product Sales	562	356	206	57.9%
Barrier Rentals	4,267	3,378	889	26.3%
Total Product Sales and Leasing	33,322	30,983	2,339	7.5%
Shipping and Installation	6,510	7,273	(763)	(10.5)%
Royalty Revenue	1,885	1,794	91	5.1%
Total Shipping, Installation, and Royalty Revenue	8,395	9,067	(672)	(7.4)%
Total Revenue	$41,717	$40,050	$1,667	4.2%

Soundwall Sales – Soundwall panel sales slightly decreased by 3.4% in 2017 compared to 2016 due primarily to the larger number of projects in production during 2016 as compared to 2017. The Company now has soundwall sales out of Reidsville, North Carolina and Columbia, South Carolina to expand the customer base for highway soundwall panel production. As soundwall sales were down in the Midland, VA facility, our other two locations provided additional production so that soundwall sales for 2017 were just slightly down from 2016. Soundwall bid projects continue to remain strong in 2018 and management believes that it will be able to obtain a sizable share of the projects available, although no assurance can be given. There are several very large soundwall projects in the bid process at the current time which could add a significant amount of production and sales to the Company's backlog for the years 2018 and 2019. The bids should be awarded in the near future.

Architectural Sales – Architectural panel sales increased by 20.5% in 2017 compared to 2016 as the Company was awarded more architectural wall panels to produce during 2017, which coincided with Slenderwall production (see the Slenderwall section below). The architectural product line is lagging far behind our other product lines, as it becomes a more of a commodity product in the market, but still continues to be a complimentary product to the Company's proprietary Slenderwall panel system. Management does believe, however, that 2018 architectural sales should increase over the 2017 sales volume.

Slenderwall Sales – Slenderwall panel sales increased by 23.5% in 2017 when compared to 2016. The Company had a total of two Slenderwall projects in production in 2017 while there was only one major Slenderwall project in production in 2016. Slenderwall sales should be up in 2018 as the Company currently has a letter of intent on a large Slenderwall project that is in the final steps of being awarded to the Company. The Company has received authorization to begin production by the project owner. Management believes the Slenderwall project has a high probability of being awarded to the Company, which will provide the proprietary product with major visibility in the marketplace, although no assurance can be given.

Miscellaneous Sales – Miscellaneous sales are highly customized precast concrete products that don't fit other standard revenue types. Miscellaneous sales decreased by 10.9% in 2017 when compared to 2016, due mainly to one large order for a highly customized noise deflection wall produced in 2016. Miscellaneous projects are difficult to predict from year to year, however, based on the Company's current backlog of orders and our bid outlook, management believes that production and sales of miscellaneous products in 2018 will be somewhat less than 2017 levels.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent. In 2017 barrier sales increased by 20.5% as compared to 2016. During 2017 there was an overall increase in barrier sales when compared to the previous year. The Virginia production plant accounted for an increase in barrier sales of $3.2 million with the award of the I-395 job in Northern Virginia as a major factor, while barrier sales dropped slightly at the North Carolina and South Carolina facilities. A large amount of barrier will be required to be delivered in 2018 with the recent award of barrier for the I-66 expansion project in Northern Virginia. The Company continues to take barrier orders to fulfill customer needs at all three manufacturing facilities. As a result of the anticipated increase in federal and state highway and infrastructure improvements, management believes barrier sales will continue to be strong over the next several years, although no assurance can be given.

Beach Prisms – There were no sales of beach prisms in 2017 nor 2016. The Company still struggles to obtain the necessary permits from the states of Maryland and Virginia, even though where beach prisms have been installed, they have performed better than expected by the Company and the customer. One permit was recently received from the State of Maryland, and the Company is hopeful to begin production to fulfill a potential order. Future sales of beach prisms cannot be accurately predicted because of continued difficulty in obtaining the needed state permits, however, management still believes that beach prisms are a viable product and will continue to push for licensing approval.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales decreased by 1.0% in 2017 compared to 2016. The Company hired an additional building salesperson in 2017, and also started producing buildings out of the Columbia, SC plant during the year. With these two new additions, the Company is hopeful that building sales will increase in 2018 with the potential increase in market reach.

Utility and Farm Product Sales – Utility and farm products are mainly underground utility vaults used in infrastructure construction. Utility and farm product sales decreased by 27.7% in 2017 compared to 2016. The utility market is extremely competitive, with many competitors who specialize in lower priced utility products. The Company is much more competitive on larger quantity projects, but did not receive significant orders during 2017. As the recently funded highway projects also require utility vaults for underground placement of utilities, management believes that manhole sales should improve for 2018.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, waste blocks or small add-on items. For 2017, miscellaneous product sales increased by 57.9% when compared to 2016. The increase in sales was due to a sizable order for precast concrete slabs. Management expects miscellaneous product sales to remain flat or decrease in 2018, as these products are typically small in nature and the Company focuses it's priorities on larger, more profitable jobs.

Barrier Rentals – Barrier rentals increased by 26.3% in 2017 when compared to 2016. The increase resulted primarily from one large rental contract awarded the Company for a short-term barrier rental project. While the Company had several short-term barrier rental projects in 2016, the total revenue from these projects were less than the one in 2017. The Company's standard highway barrier rentals remained strong in 2017 with a slight increase over the year 2016. Management believes standard highway barrier rentals will continue to be strong in 2018 as the outlays for infrastructure spending by federal and state governments continues to increase. The Company increased its barrier rental fleet during 2017 and continues to pursue its rental barrier expansion plans for its local geographical sales areas and expects its core rental business to increase.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues decreased by 10.5% during 2017 when compared to 2016. The decrease was mainly due to a decrease in installation revenue with less Slenderwall projects installed at the job-site during 2017 as compared to 2016. With the large order for the I-66 expansion project in Northern Virginia that includes installation, management believes that shipping and installation revenues for 2018 will be slightly higher than 2017.

Royalty Revenue – Royalty revenues increased by 5.1% in 2017 as compared to 2016. The Company signed two new licenses during 2017, one for buildings and one for barrier. Slenderwall royalties increased during 2017, with two licensees producing and erecting the product, while 2016 had zero Slenderwall royalties. The Company also lost two licenses during 2017 that were only producing minimum royalties in the recent years, which now allows for potential new licensees in those geographic areas. The Company continues to explore opportunities around the world to expand the reach of Slenderwall. Management believes that overall royalties will increase during 2018 as the construction industry continues to expand, especially in the infrastructure section of the market. The Company believes that in addition to the increase in royalties from licensees, the sale of new licenses will also improve in 2018.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2017 was $30,136, an increase of $435, or 1.5%, from $29,701 for the year ended December 31, 2016. Total cost of goods sold, as a percentage of total revenue decreased to 72% for the year ended December 31, 2017 from 74% for the year ended December 31, 2016. The decrease in the cost of goods sold as a percentage of total revenue was, in part, product mix and an increase in barrier rental sales. Raw material costs increased slightly in 2017 over 2016 with some inflationary pressures for the Company. Prices for steel products, one of our largest purchases, remained relatively flat during 2017, but is expected to rise slightly in 2018. In addition, the Company had one large short-term barrier rental project in 2017, which was larger than the several short-term barrier projects in 2016 combined and, as these types of short-term projects are sold at higher margins than many of our normal precast product sales, it had a favorable effect on margins. The Company continues to seek new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials and has changed several vendors due to better supply sources and better pricing.

General and Administrative Expenses – For the year ended December 31, 2017, the Company's general and administrative expenses increased by $1,479, or 38.0%, to $5,370 from $3,891 during the same period in 2016. The increase in general and administrative expenses resulted primarily from an increase in stock compensation, an increase in salaries, and an increase in general and administrative expenses associated with the full year operation in Columbia, SC. Salaries increase because the Company had to hire a few additional people to help generate the current backlog, while also competing in a tough employment market. The stock compensation increased to reward and retain key performers for continuous improvement and Company earnings.

Selling Expenses – Selling expenses for the year ended December 31, 2017 increased by $374, or 17.6%, to $2,496 from $2,122 for the year ended December 31, 2016. The increase was due to an increase in salary expense, and minor increases in office expense and travel. The Company is currently searching for an additional sales persons to be located in Columbia, South Carolina. With the current increase in sales and continued anticipation of increases in future years, additional sales persons remain a priority for the Company.

Operating Income – The Company had operating income for the year ended December 31, 2017 of $3,715 compared to operating income of $4,336 for the year ended December 31, 2016, a decrease of $621.  The decrease in operating income was primarily the result of an increase in stock compensation and an increase in salaries for year ended December 31, 2017 as compared to 2016.

Interest Expense – Interest expense was $184 for the year ended December 31, 2017 compared to $162 for the year ended December 31, 2016. The increase of $22, or 14%, was due primarily to the $1.3 million note payable for the acquisition of the Columbia, South Carolina facility during 2016, as the Company did not add significant debt in 2017.

Income Tax Expense – The Company had income tax expense of $1,057 for the year ended December 31, 2017 compared to income tax expense of $1,462 for the year ended December 31, 2016. The Company had an effective rate of 28.3% for the year ended December 31, 2017 compared to an effective rate of 34.0% for the same period in 2016. The decrease in the tax expense and effective rate was mainly impacted by the new tax reform, which concurrently impacted deferred tax balances.

Net Income – The Company had net income of $2,684 for the year ended December 31, 2017, compared to net income of $2,835 for the same period in 2016. The basic and diluted income per share was $0.53 for 2017, compared to basic income per share of $0.57 and diluted income per share of $0.56 for the year ended December 31, 2016. There were 5,042 basic and 5,079 diluted weighted average shares outstanding in 2017 and 4,934 basic and 5,066 diluted weighted average shares outstanding in the 2016.

Liquidity and Capital Resources (in thousands)

The Company financed its capital expenditures requirements for 2017 with cash flows from operations, cash balances on hand and notes payable to a bank. The Company had $3,533 of debt obligations at December 31, 2017, of which $637 was scheduled to mature within twelve months. During the twelve months ended December 31, 2017, the Company made repayments of outstanding debt in the amount $584.

The Company has a note payable to Summit Community Bank (the “Bank”) with a balance of $1,071 as of December 31, 2017. The note has a remaining term of approximately five years and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default. On August 3, 2017, the Company increased its limit of $1.5 million to $3.5 million for annual capital expenditures for calendar year 2017. At December 31, 2017, the Company was in compliance with all covenants pursuant to the loan agreement, as amended.

On March 27, 2016, the Company executed an agreement to purchase the land, building and fixtures of a facility located in Hopkins, South Carolina ("Smith-Columbia") for a purchase price of $1.55 million. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The agreement was completed in July 2016, and was financed by a new 10 year term facility from the Bank. The note has a remaining term of approximately nine and one-half years and a fixed interest rate of 5.29% annually with monthly payments of $11 and is secured by all of the assets of Smith-Columbia and a guarantee by the Company. The balance of the note payable at December 31, 2017 was $1,234. The acquisition of Smith-Columbia was approved by the Bank, and as such, was excluded from the $1.5 million capital expenditures limit during 2016.

In addition to the notes payable discussed above, the Company also has a $2 million line of credit with the Bank, of which there was no outstanding balance at December 31, 2017. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 12, 2018. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $1.5 million during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On November 30, 2017 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1.5 million. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on November 29, 2018. As of December 31, 2017, the Company had not purchased any equipment pursuant to the $1.5 million commitment.

At December 31, 2017, the Company had cash totaling $3,390 and $1,098 of investment securities available for sale compared to cash totaling $3,523 and $1,050 of investment securities available for sale at December 31, 2016. During 2017, the Company’s operating activities provided $2,926 of cash due mainly to the net income and continued aggressive collections of accounts receivable during 2017. In 2017, investing activities used $2,727 in cash primarily for the purchase of property and capital equipment. Financing activities used $332 in cash in 2017, resulting primarily from repayments of long-term debt.

Capital spending, including financed additions, decreased from $3,745 in 2016 to $2,741 in 2017 (including the Columbia, South Carolina facility in 2016). Capital expenditures in 2017 included spending for rental barrier, manufacturing equipment and capital upgrades. In 2018, the Company intends to continue to make capital improvements which include cranes, vehicles, manufacturing equipment and other items as necessary. The Company anticipates capital spending for 2018 to be approximately $2 million, excluding acquisitions. The Company expects to purchase assets in excess of the $1.5 million limitation, which was temporarily increased to $3.5 million for 2017 only, and is in discussion with the Bank to increase the limitations again for 2018.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2017 was 75 days compared to 74 days in 2016. The DSO has remained low due to continued aggressive collection activities during the year. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2017 was $3,515 and at December 31, 2016 was $2,578, an increase of $937. The annual inventory turns for 2017 and 2016 were 7.1 and 7.7, respectively. The inventory turns for 2017 have been reduced primarily because of an increase in raw materials for planned production. Finished goods inventory increased in order to fulfill the backlog of large barrier orders expected to be delivered in 2018. The Columbia, South Carolina facility is carrying higher raw materials inventory at the end of 2017, as materials for current production demands have increased.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2017 and 2016, particularly in the purchases of certain raw materials such as cement, steel and fuel. The Company believes that raw material pricing will likely increase in 2018 as the economy continues its recovery, although no assurance can be given regarding future pricing.

US Tax Reform

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company recognized a provisional net tax benefit of $664,000, which is included as a component of income tax expense from continuing operations.

Backlog

As of March 5, 2018 the Company's sales backlog was approximately $29.5 million as compared to approximately $22.4 million at approximately the same time in 2017. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced through the year 2019. In the past, the Company excluded from the backlog structural products, which backlog of structural products had been insignificant in amount. With the increase in the backlog of structural products, the Company is now including structural products in the backlog for the amounts set forth above. There has been an increase in the backlog for 2018 when compared to the approximately the same time in 2017, and the Company expects it to continue to grow as the Company has letters of intent on two large projects, which they are expected to receive orders in the near future, although no assurance can be given.

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

The Company continues to evaluate its processes, both production and administrative processes, and has streamlined many of these processes through lean activities. During 2017 and 2016, the Company, through lean activities, has begun to to see positive effects to the bottom line. It is management's intention to continue in this effort on a significant level to help reach our goals for 2018 which are to substantially reduce quality issues, significantly reduce design and drawing issues and to increase production and sales. In order to meet these goals, substantial improvements through lean tools and lean thinking must be implemented company wide.

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™, the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding. While the Company has received a permit to install Beach Prisms™ at a specific site in Virginia and other states, and recently has received one permit in Maryland, it is still in the process of seeking to secure additional site permit approvals in Virginia and Maryland and the support of the appropriate environmental agencies in neighboring states for its Beach Prisms™. Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2017, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	79	1970	Chief Executive Officer and Chairman of the Board of Directors

Ashley B. Smith	55	1994	President and Director

Wesley A. Taylor	70	1994	Director

G. E. "Nick" Borst	77	2013	Director

Richard Gerhardt	51	2016	Director

Adam J. Krick	32	2018	Chief Financial Officer

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

Ashley B. Smith.  President and Director. Ashley B. Smith has served as President of the Company since 2012 and as the Vice President of the Company from 1990 to 2011 and as a Director since 1994. He is currently the President of the National Precast Concrete Association. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience give him the qualifications and skills necessary to serve in the capacity as a director.

Wesley A. Taylor.  Director. Wesley A. Taylor served as Vice President of Administration of the Company from 1989 until 2017 and has served as a Director since 1994, and previously held positions as Controller and Director of Personnel and Administration. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University. The Company believes that Mr. Taylor’s education, business experience and his extensive experience in the precast concrete industry gives him the qualifications and skills necessary to serve in the capacity as a director.

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

Adam J. Krick. Chief Financial Officer. Adam J. Krick has served as Chief Financial Officer of the Company since January 2018. Prior to becoming the Chief Financial Officer, Mr. Krick served as the Accounting Manager for the Company since 2014. Prior to joining the Company, Mr. Krick worked in public accounting focusing on tax and business consulting. Mr. Krick is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University.

On December 5, 2017, the Board of Directors of the Company elected Ashley B. Smith as the new Chief Executive Officer of the Company, effective September 23, 2018, until which time he will continue to serve as President. It is anticipated that Rodney I. Smith will remain Chief Executive Officer of the Company until September 23, 2018, after which he will continue as Chairman of the Board of Directors of the Company and continue to engage in research and development activities on behalf of the Company.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2017, except for the following late filings: Form 4 filed May 30, 2017 for Wesley A. Taylor (3 transactions); Form 4 filed June 20, 2017 for Rodney I. Smith (1 transaction); Form 4 filed July 27, 2017 for Rodney I. Smith (2 transactions); Form 4 filed August 4, 2017 for Rodney I. Smith (1 transaction); Form 4 filed September 22, 2017 for Rodney I. Smith (2 transactions); and Form 4 filed November 6, 2017 for Rodney I. Smith (1 transaction).

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

Audit Committee

The Company does not currently have a separately designated standing Audit Committee or a committee performing similar functions. The board of directors as a whole performs the required functions of an audit committee. With the relatively recent addition of second independent director, the Company is considering the formation of an audit committee in the near future. The Company does not have an "audit committee financial expert" due to its limited resources as a small public company.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2017 and 2016 to the principal executive officer and the Company’s two most highly compensated executive officers other than the principal executive officer (the “named executive officers”) as of the end of 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)	Non Eq-uity Incentive Plan Compen-sation ($)	Non qual-ified Deferred Compen-sation Earning ($)	All Other Compen- sation ($)	Total ($)
Rodney I. Smith	2017	116,774	64,230	228,900				102,000	511,904
Chief Executive Officer	2016	108,788	4,375					102,000	215,163
and Chairman of the Board (3)

Ashley B. Smith	2017	201,994	59,808					3,000	264,802
President (4)	2016	192,423	3,385	158,400				3,000	357,208

William A. Kenter (retired)	2017	124,834	28,284	81,750				—	234,868
Chief Financial Officer (5)	2016	112,357	2,300					—	114,657

(1)  Represents salaries paid in 2017 and 2016 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)  Mr. Rodney Smith was paid $99,000 in each of 2017 and 2016, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”. In addition, Mr. Rodney Smith received director’s compensation in the amount of $3,000 for the years 2017 and 2016. Includes, under Stock Awards, 42,000 restricted shares granted to Mr. Smith in January 2017, vesting ratably, on an annual basis, over a three year vesting period. The value of the common stock shares at the grant date was $228,900

(4)  Mr. Ashley Smith received director’s compensation in the amount of $3,000 for each of the years 2017 and 2016. Mr. Ashley Smith was granted 32,000 shares of restricted common stock on December 14, 2016, pursuant to the Company's 2016 Equity Incentive Plan, as reflected under Stock Awards. There grants vest ratably, on an annual basis, over a three year vesting period. The value of the common stock shares at the grant date was $158,400.

(5) Includes 15,000 restricted shares granted in January 2017 pursuant to the Company's 2016 Equity Incentive Plan, which shares vested in full immediately on the grant date. The value of the common stock shares at the grant date was $81,750. Mr. Kenter retired as Chief Financial Officer of the Company as of December 31, 2017; he continues employment on a part-time basis in an advisory role.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Rodney I. Smith	—	—	—	—	42,000	228,900	—	—
Ashley B. Smith	—	—	—	—	21,333	105,598	—	—
William A. Kenter	—	—	—	—	—	—	—	—
TOTAL	—	—			63,333	334,498	—	—

All stock options vest on a prorated basis annually over three years from the date of grant and the options expire ten years from the date of grant.

(1) Restricted shares granted vest, ratably, on an annual basis, over three years from the date of grant.

Compensation of Directors

All Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties.

Fiscal 2017 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	3,000	10,900	—	—	—	—	13,900	(1)
Ashley B. Smith	3,000	—	—	—	—	—	3,000	(1)
Wesley A. Taylor	3,000	10,900	—	—	—	—	13,900
G. E. "Nick" Borst	3,000	—	—	—	—	—	3,000
Richard Gerhardt	2,000	—	—	—	—	—	2,000

(1)	Reflected in Summary Compensation Table above.

(2)    Mr. Rodney I. Smith and Mr. Wesley A. Taylor each received 2,000 shares of restricted stock granted pursuant to the Company's 2016 Equity Incentive Plan for additional compensation as directors. Messrs. Ashley B. Smith, G.E. "Nick" Borst, and Richard Gerhardt each received 2,000 shares of restricted stock pursuant to such Plan in December 2016.

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

On December 5, 2017, the Board of Directors of the Company elected Ashley B. Smith as the new Chief Executive Officer of the Company, effective September 23, 2018, until which time he will continue to serve as President. It is anticipated that Rodney I. Smith will remain Chief Executive Officer of the Company until September 23, 2018, after which he will continue as Chairman of the Board of Directors of the Company and continue to engage in research and development activities on behalf of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 5, 2018, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	684,798	13.5%

Ashley B. Smith (1)(3)(4)(6)	171,767	3.4%

Wesley A. Taylor (1)(7)	28,667	*

G. E. "Nick" Borst (8)	83,000	1.6%

Richard Gerhardt (9)	2,000	*

William A. Kenter (1)	15,000	*

Henry Investment Trust, L.P. (10)	294,500	5.8%

Wax Asset Management, LLC (11)	618,412	12.2%

All directors and executive officers as a group (6 persons)(12)	973,232	19.3%

* Less than 1%.

(1)     The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, and William A. Kenter is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4)     Does not include options to purchase an aggregate of 1,000 shares held by Roderick Smith and an aggregate of 78,883 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith. Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)     Does not include 2,500 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling. Includes 28,000 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(6) Includes 21,333 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(7) Includes 11,333 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(8) Address of holder is P.O. Box 351, Ophelia, VA 22530. Includes 1,333 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(9) Address of holder is 8305 Old Dumfries Road, Catlett, VA 20119. Includes 1,333 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(10) Henry Investment Trust, L.P. is the sole general partner of each of Henry Partners, L.P. and Matthew Partners, L.P. and may be deemed to beneficially own 163,000 shares held by Henry Partners, L.P. and 119,000 shares held by Matthew Partners, L.P. Total includes 12,500 owned personally by David W. Wright. Address of holder is 255 South 17th Street, Suite 1102, Philadelphia, PA 19103.

(11) Address of holder is 44 Cherry Lane, Madison, CT 06443.

(12) Includes 63,332 unvested restricted shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2017, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders (1)	10,333	1.21	—
Equity compensation plans not approved by security holders	—	—	225,000
Total	10,333	1.21	225,000

(1) A brief description of the Company's 2008 Stock Option Plan and the 2016 Equity Incentive Plan are contained in Note 6 of the Notes to Consolidated Financial Statements. The 500,000 options under the 2008 Stock Option Plan have been canceled by the Company's Board of Directors and replaced by the 2016 Equity Incentive Plan, which Equity Incentive Plan has a balance of 225,000 shares of stock unissued and available for award at December 31, 2017.

On October 13, 2016 the Company's Board of Directors adopted the Smith-Midland Corporation 2016 Equity Incentive Plan (the "Equity Incentive Plan"). Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity incentive Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Equity Incentive Plan also permits the grant of awards that qualify for "performance-based compensation"within the meaning of Section 162(m) of the U.S. Internal Revenue Code. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Incentive Plan subject to the limitations and other provisions of the Equity Incentive Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Incentive Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 225,000 remains available for issuance. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Incentive Plan.

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

Item 14.    Principal Accountant Fees and Services

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO USA, LLP, the principal accountant for the audit of the Company; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below (in thousands). Fees are reported as billed to the Company.

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

	2017	2016
Audit Fees	$186	$123
Tax Fees	52	—
Audit-Related Fees	10	10

Total Fees	$248	$133

PART IV

Item 15.    Exhibits and Financial Statements Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws of the Company adopted on January 21, 2003 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (No. 000-25964) filed with the Commission on January 24, 2003).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.13
Promissory Note, dated October 6, 2017, for a line of credit in the amount of $2,000,000 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2017).

10.14
Commitment Letter, dated November 28, 2017, for an equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2017).

10.15
Promissory Note, dated October 6, 2017, for the acquisition of six acres of land purchased in 2016 in the amount of $239,232 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2017).

10.16	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date:	March 29, 2018	By:	/s/ Rodney I. Smith
Rodney I. Smith, CEO
(principal executive officer)

Date:	March 29, 2018	By:	/s/ Adam J. Krick
Adam J. Krick, CFO
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 29, 2018
Rodney I. Smith

/s/ Ashley B. Smith	Director	March 29, 2018
Ashley B. Smith

/s/ Wesley A. Taylor	Director	March 29, 2018
Wesley A. Taylor

/s/ G. E. Borst	Director	March 29, 2018
G. E. Borst

/s/ Richard Gerhardt	Director	March 29, 2018
Richard Gerhardt

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2017 and 2016

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP
We have served as the Company's auditor since 1996.

McLean, Virginia
March 29, 2018

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$3,390	$3,523
Investment securities, available-for-sale, at fair value	1,098	1,050
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $208 and $347)	8,967	7,188
Trade - unbilled	251	271
Inventories, net
Raw materials	819	642
Finished goods	2,696	1,936
Prepaid expenses and other assets	452	371
Refundable income taxes	1,359	251

Total current assets	19,032	15,232

Property and equipment, net	9,867	8,007

Other assets	326	173

Total assets	$29,225	$23,412

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share data)
(continued)

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$3,059	$2,091
Accrued expenses and other liabilities	588	294
Deferred revenue	1,144	724
Accrued compensation	1,231	883
Dividend payable	256	49
Current maturities of notes payable	637	587
Customer deposits	919	431

Total current liabilities	7,834	5,059

Notes payable - less current maturities	2,896	3,346
Deferred tax liability	1,290	764

Total liabilities	12,020	9,169

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,214,148 and 5,085,348 issued and 5,047,895 and 4,941,428 outstanding, respectively	51	50
Additional paid-in capital	5,719	5,192
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(19)	(25)
Retained earnings	11,556	9,128

Total stockholders’ equity	17,205	14,243

Total liabilities and stockholders' equity	$29,225	$23,412

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016
Revenue
Products sales and leasing	$33,322	$30,983
Shipping and installation revenue	6,510	7,273
Royalties	1,885	1,794

Total revenue	41,717	40,050

Cost of goods sold	30,136	29,701

Gross profit	11,581	10,349

General and administrative expenses	5,370	3,891
Selling expenses	2,496	2,122

Total operating expenses	7,866	6,013

Operating income	3,715	4,336

Other income (expense)
Interest expense	(184)	(162)
Interest income	37	37
Gain on sale of assets	51	32
Other income	122	54

Total other income (expense)	26	(39)

Income before income tax expense	3,741	4,297

Income tax expense	1,057	1,462

Net income	$2,684	$2,835

Basic earnings per share	$0.53	$0.57
Diluted earnings per share	$0.53	$0.56

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016
Net income	$2,684	$2,835
Other comprehensive income (loss), net of tax: (1)
Net unrealized holding income (loss)	6	(16)
Comprehensive income	$2,690	$2,819

(1) Net unrealized income (loss) on available for sale securities are shown net of income tax expense (benefit) of $10 and $(9) for the years ended December 31, 2017 and 2016, respectively.

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Compre-hensive Loss	Retained Earnings	Total

Balance, January 1, 2016	$49	$5,110	$(102)	$(9)	$6,342	$11,390

Accrued dividends payable	—	—	—	—	(49)	(49)

Net unrealized holding loss	—	—	—	(16)	—	(16)

Proceeds from options exercised	1	82	—	—	—	83

Net income	—	—	—	—	2,835	2,835

Balance, December 31, 2016	50	5,192	(102)	(25)	9,128	14,243

Accrued dividends payable	—	—	—	—	(256)	(256)

Net unrealized holding income	—	—	—	6	—	6

Proceeds from options exercised	1	116	—	—	—	117

Vesting of restricted stock	1	410	—	—	—	411

Net income	—	—	—	—	2,684	2,684

Balance, December 31, 2017	$52	$5,718	$(102)	$(19)	$11,556	$17,205

See accompanying summary of accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016
Reconciliation of net income to net cash provided by operating activities

Net income	$2,684	$2,835
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	926	821
Allowance for doubtful accounts	(139)	(29)
Gain on sale of fixed assets	(51)	(32)
Stock compensation	411	—
Deferred taxes	526	574
(Increase) decrease in
Accounts receivable - billed	(1,640)	(364)
Accounts receivable - unbilled	20	(73)
Inventories	(937)	(85)
Refundable income taxes	(1,107)	133
Prepaid expenses and other assets	(285)	(116)
Increase (decrease) in
Accounts payable - trade	969	396
Accrued expenses and other liabilities	294	46
Deferred revenue	420	(52)
Accrued compensation	347	433
Customer deposits	488	(492)

Net cash provided by operating activities	$2,926	$3,995

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
(continued)

	December 31,
	2017	2016
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(32)	$(24)
Purchases of property and equipment	(2,741)	(3,745)
Proceeds from sale of fixed assets	46	58

Net cash absorbed by investing activities	(2,727)	(3,711)

Cash Flows From Financing Activities
Proceeds from the line-of-credit	—	1,450
Repayments on the line-of-credit	—	(1,802)
Proceeds from long-term borrowings	184	2,233
Repayments of long-term borrowings	(584)	(461)
Dividends paid on common stock	(49)	—
Proceeds from options exercised	117	83

Net cash provided by or (absorbed by) financing activities	(332)	1,503

Net increase (decrease) in cash and cash equivalents	(133)	1,787
Cash and cash equivalents, beginning of year	3,523	1,736

Cash and cash equivalents, end of year	$3,390	$3,523

Cash payments for interest	$184	$163
Cash payments for income taxes	$1,292	$770

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $39 and $67 at December 31, 2017 and 2016, respectively.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	10-40
Trucks and automotive equipment	3-10
Shop machinery and equipment	3-10
Land improvements	10-15
Rental equipment	5-10
Office equipment	3-10

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

As of December 31, 2017, the Company has not identified any uncertain tax positions. The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2014. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

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

Revenue Recognition

The Company primarily recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation of the Company’s standard products can be performed by the customer; however, the Company will install certain products at the time of delivery and will recognize the installation revenue at that time. The installation activities are usually completed the day of delivery or the following day. In building sales, buildings can be erected on the Company’s site and delivered completely installed; or delivered by panel and erected on the job-site, typically within one day.

Leasing fees are paid at the beginning of the lease agreement and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease.

Royalties are recognized as revenue as they are earned. The Company licenses certain products to other precast companies to produce the Company's products to its engineering specifications under the licensing agreements. The agreements are typically for five year terms and require royalty payments from 4% to 6% which are paid on a monthly basis. The revenue from licensing agreements are recognized in the month earned.

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

Reclassifications

Certain minor reclassifications have been made to prior year amounts to confirm to current year presentation.

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with other related factors, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for doubtful accounts at December 31, 2017 is adequate. However, actual write-offs may exceed the recorded allowance. Due to inclement weather, the Company may experience reduced revenue from December through February and may realize the substantial part of its revenue during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $404 and $401 in 2017 and 2016, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2017.

Recent Accounting Pronouncement

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic
606). Adoption of this ASU requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company will adopt the new revenue guidance effective January 1, 2018 using the modified retrospective method. The Company is substantially complete with its evaluation of the effect that the adoption will have on its financial statements. Due to the nature of the business, the Company expects the timing of the revenue recognition to generally remain the same under the new standard. Currently, the Company anticipates the adoption will not have a material effect on the financial statements and have no cumulative-effect adjustment to retained earnings, except for enhanced disclosures.

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

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230),
Classification of Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as it relates to how certain transactions are classified in the statement of cash flows, as previous guidance was either omitted or unclear. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	December 31,
	2017	2016
Land and land improvements	$1,538	$1,335
Buildings	5,394	5,265
Machinery and equipment	10,913	9,363
Rental equipment	2,763	1,972

	20,608	17,935
Less: accumulated depreciation and amortization	(10,741)	(9,928)

	$9,867	$8,007

Depreciation expense and amortization (in thousands) was approximately $926 and $821 for the years ended December 31, 2017 and 2016, respectively.

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2017	2016
Note payable to a Bank, maturing June 2021; with monthly payments of approximately $26 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$1,071	$1,329

Note payable to a Bank, maturing July 2031; with monthly payments of approximately $11 of principal and interest fixed at 5.29%; collateralized by principally all assets of Smith-Columbia Corporation and guaranteed by Smith-Midland Corporation.	1,234	1,293

Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6.2 of principal and interest at prime at variable rate (5.29% at December 31, 2017); collateralized by certain property of the Company.	227	288

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2021; with monthly payments varying from $0.3 to $4.1 with weighted average interest at 4.2%.	1,001	1,023

A revolving line-of-credit evidenced by a note payable to a Bank, with the maximum amount of $2,000,000, maturing September 12, 2018, with interest only payments and an initial rate of 4.49% adjustable monthly (3.99% at December 31, 2017). The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	—

	3,533	3,933
Less current maturities	637	587

	$2,896	$3,346

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The Company’s note payable, which matures in June 2021, with a balance (in thousands) of $1,071 at December 31, 2017, is secured by all of the assets of the Company. The commitment letter provided by the bank dated September 12, 2017 includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures and the payment of cash dividends. At December 31, 2017, the Company was in compliance with all covenants pursuant to the loan agreement, with the increase in the annual capital expenditures limit from $1.5 million to $3.5 million during the year ended December 31, 2017.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2018	$637
2019	620
2020	640
2021	478
2022	166
Thereafter	992

$3,533

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
Notes to Consolidated Financial Statements
(continued)

NOTE 4. - INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2017	2016
Federal:
Current	$455	$777
Deferred	421	514
	876	1,291
State:
Current	76	108
Deferred	105	63
	181	171

	$1,057	$1,462

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2017		2016
Income taxes at statutory rate	$1,269	34.0%	$1,461	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	136	3.6%	134	2.7%
Domestic production activities deduction	—	—%	(77)	(1.6)%
Stock compensation deferred tax asset write-off	—	—%	25	0.5%
Deferred true-ups	161	4.3%	—	—%
Provision-to-return	152	4.1%	—	—%
Rate reduction	(664)	(17.8)%	—	—%
Other	3	0.1%	(81)	(1.6)%

	$1,057	28.3%	$1,462	34.0%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Depreciation	$(1,185)	$(1,404)
Unrealized losses on investments available for sale	5	15
Retainage	(264)	—
Allowance for doubtful accounts	52	128
Prepaid expenses	(98)	—
Vacation accrued	67	106
Deferred income	—	281
State NOL carryforward	48	75
Other	85	35

Net deferred tax liability	$(1,290)	$(764)

Provisional Amounts

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, which is generally 21%. The Company also remeasured the state rate at which certain deferred tax assets and liabilities are expected to reverse in the future associated with the reduction in the future federal benefit from state deferred tax assets and liabilities from 35% to 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a tax benefit (in thousands) of $664.

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "Plan") covering substantially all employees. Participants may contribute up to 10% of their compensation to the Plan.  The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total contributions (in thousands) by the Company for the years ended December 31, 2017 and 2016 were approximately $140 and $124, respectively.

NOTE 6. - STOCK COMPENSATION

On September 19, 2008, the Board of Directors and Stockholders of the Company adopted the 2008 Stock Option Plan (the "2008 Plan") in addition to the 2004 Stock Option Plan, which allowed the Company to grant up to 500,000 options to employees, officers, directors and consultants to purchase shares of the Company's Common Stock. Options granted under the 2008 Plan could have been either Incentive Stock Options or Non-Qualified Stock Options. There have not been any grants under the 2008 Stock Option Plan since its inception. The Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan described below.

Options granted under granted under the 2004 Stock Option Plan, generally vested over a three year period. The Company recognizes stock option expense over the vesting period. The Company did not record any stock option expense for the years 2017 and 2016 as all of the options were fully vested.

There were 56,800 options exercised for the year ending December 31, 2017 and there were 62,800 options exercised in 2016. The intrinsic value of the 10,333 options outstanding and exercisable at December 31, 2017 was approximately $58,000.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The following tables summarize activity under the 2004 Stock Option Plan of the Company and the stock options outstanding at December 31, 2017:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2015	$1.96	190,933	190,933
Granted	—	—	—
Forfeited	(2.21)	(60,000)	(60,000)
Exercised	(1.31)	(62,800)	(62,800)

Balance, December 31, 2016	1.96	68,133	68,133
Granted	—	—	—
Forfeited	(2.15)	(1,000)	(1,000)
Exercised	(1.89)	(56,800)	(56,800)

Balance, December 31, 2017	$1.21	10,333	10,333

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. There were 72,000 and 103,000 shares of restricted stock issued during the years ended December 31, 2017 and December 31, 2016, respectively. The shares have a three year vesting period which vests ratably, on an annual basis, over a three year period. The total intrinsic value of the outstanding shares of restricted stock is $1,588,950.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. Restricted stock activity during the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2015	—	$—
Granted	103,000	4.95
Vested	—	—
Forfeited	—	—

Non-vested, December 31, 2016	103,000	4.95
Granted	72,000	5.45
Vested	49,667	5.10
Forfeited	—	—

Non-vested, December 31, 2017	125,333	$5.19

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant that vested immediately. Stock compensation for the year ended December 31, 2017 was approximately $411,000, based upon the value at the date of vesting. There was no expense for the year ended December 31, 2016, as the grants were made in December 2016. The total unrecognized compensation cost related to the non-vested restricted stock is approximately $650,000 as of December 31, 2017.

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

	As of December 31, 2017
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,098,281	$—	$—	$1,098,281

	As of December 31, 2016
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,050,220	$—	$—	$1,050,220

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 8. - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with its current CEO which automatically renews on an annual basis for an additional year, unless earlier terminated or not renewed as provided for therein. The agreement provides for an annual base salary of $99,000 and an annual royalty fee of $99,000 payable as consideration for the CEO’s assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues only for as long as the Company is using the inventions underlying the patents. Additionally, if the CEO (i) voluntarily leaves the employ of the Company within six months of his becoming aware of a Change of Control (as defined in the agreement) of the Company, then he shall be entitled to receive a lump sum amount equal to three times the five-year average of his combined total annual compensation, which includes the Base Salary and bonus, less one dollar ($1.00), and certain other unpaid accrued amounts as of the date of his termination, or (ii) is terminated by the Company without Cause (as defined in the agreement) or leaves the Company with Good Reason (as defined in the agreement), the CEO shall be entitled to a lump sum payment equal to three times the combined Base Salary and bonus paid during the immediately preceding calendar year, and such other unpaid accrued amounts. In any of such cases, the Company will provide the CEO with certain Company fringe benefits for two years, subject to certain conditions as provided for in the agreement, and all of the CEO’s unvested options , if any, to purchase Company stock shall become fully vested and exercisable on the date of termination, and all restricted stock, if any, shall be fully vested on the date of termination. The CEO will be entitled to exercise all such options for three years from the date of termination.

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

NOTE 9. - EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2017	2016
Basic earnings per share

Income available to common shareholder	$2,684	$1,462

Weighted average shares outstanding	5,042	4,934

Basic earnings per share	$0.53	$0.57

Diluted earnings per share

Income available to common shareholder	$2,684	$1,462

Weighted average shares outstanding	5,042	4,934
Dilutive effect of stock options and restricted stock	37	132

Total weighted average shares outstanding	5,079	5,066

Diluted earnings per share	$0.53	$0.56

There were no options or restricted stock excluded from the diluted earnings per share calculation for the years ended December 31, 2017 and December 31, 2016.