Form 10-Q
period 2018-03-31
SMITH MIDLAND CORP
filed 2018-05-10
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

or

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

Large accelerated filer     ☐     Accelerated filer  ☐        Emerging growth company  ☐

Non-accelerated filer    ☐      Smaller reporting company  ☑

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

Common Stock, $.01 par value, outstanding as of May 4, 2018 : 5,080,395 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	March 31, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$1,006	$3,390
Investment securities, available-for-sale, at fair value	1,087	1,098
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $279 and $208)	9,833	8,967
Trade - unbilled	550	251
Inventories, net
Raw materials	747	819
Finished goods (less reserves of $39)	2,253	2,696
Prepaid expenses and other assets	528	452
Refundable income taxes	1,325	1,359

Total current assets	17,329	19,032

Property and equipment, net	10,481	9,867

Deferred buy-back lease asset, net	1,076	—

Other assets	271	326

Total assets	$29,157	$29,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2018 (Unaudited)	December 31, 2017
Current liabilities
Accounts payable - trade	$2,731	$3,059
Accrued expenses and other liabilities	695	588
Deferred revenue	1,245	1,144
Accrued compensation	621	1,231
Dividend payable	—	256
Current maturities of notes payable	693	637
Customer deposits	749	919

Total current liabilities	6,734	7,834

Deferred buy-back lease obligation	1,344	—
Notes payable - less current maturities	3,039	2,896
Deferred tax liability	1,148	1,290

Total liabilities	12,265	12,020

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,220,648 and 5,214,148 issued and 5,075,395 and 5,047,895 outstanding, respectively	51	51
Additional paid-in capital	5,842	5,719
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(33)	(19)
Retained earnings	11,134	11,556

Total stockholders' equity	16,892	17,205

Total liabilities and stockholders' equity	$29,157	$29,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue
Product sales	$7,453	$4,947
Barrier rentals	309	2,523
Royalty income	221	431
Shipping and installation revenue	1,142	1,596

Total revenue	9,125	9,497

Cost of goods sold	7,534	6,181

Gross profit	1,591	3,316

Operating expenses
General and administrative expenses	1,468	1,350
Selling expenses	676	610

Total operating expenses	2,144	1,960

Operating income (loss)	(553)	1,356

Other income (expense)
Interest expense	(46)	(46)
Interest income	10	9
Gain on sale of assets	24	13
Other income	8	11

Total other income (expense)	(4)	(13)

Income (loss) before income tax expense	(557)	1,343

Income tax expense (benefit)	(135)	486

Net income (loss)	$(422)	$857

Basic and diluted earnings (loss) per share	$(0.08)	$0.17

Weighted average number of common shares outstanding:
Basic	5,114	5,009
Diluted	5,114	5,052
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(422)	$857
Other comprehensive income (loss), net of tax:
Net unrealized holding income (loss)(1)	(15)	1

Comprehensive income (loss)	$(437)	$858

(1) Unrealized income (loss) on available-for-sale securities are shown net of income tax expense (benefit) of $(5) and $1 for March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(422)	$857
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	248	225
Gain on sale of assets	(24)	(13)
Allowance for doubtful accounts	71	(153)
Stock compensation	117	151
Deferred taxes	(142)	175
(Increase) decrease in
Accounts receivable - billed	(937)	1,547
Accounts receivable - unbilled	(300)	(92)
Inventories	515	(1,216)
Prepaid expenses and other assets	(31)	(98)
Deferred buy-back lease asset, net	(1,076)	—
Refundable income taxes	31	251
Increase (decrease) in
Accounts payable - trade	(325)	(352)
Accrued expenses and other liabilities	107	(15)
Deferred revenue	101	(28)
Accrued compensation	(610)	(260)
Accrued income taxes payable	—	60
Deferred buy-back lease obligation	1,344	—
Customer deposits	(170)	472
Net cash provided by (used in) operating activities	(1,503)	1,511
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8)	(9)
Purchases of property and equipment	(860)	(674)
Proceeds from sale of fixed assets	38	18
Net cash used in investing activities	(830)	(665)
Cash flows from financing activities:
Proceeds from long-term borrowings	350	183
Repayments of long-term borrowings	(151)	(141)
Dividends paid on common stock	(256)	(49)
Proceeds from options exercised	6	62
Net cash provided by (used in) financing activities	(51)	55
Net increase (decrease) in cash and cash equivalents	(2,384)	901
Cash and cash equivalents
Beginning of period	3,390	3,523
End of period	$1,006	$4,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 and Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated December 31, 2017 balance sheet was derived from audited financial statements included in the Form 10-K.

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

Recently Adopted Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic
606). Adoption of this ASU requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The standard allowed for application retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method to all contracts that were not substantially complete at the date of adoption. The adoption of Topic 606 did not have, and is not expected to have, a material impact on the timing or amount of revenue recognized as compared to the Company's previous revenue recognition policies. Accordingly, there was no adjustment recorded to beginning retained earnings for cumulative impact of adoption on January 1, 2018.

Revenue Recognition

Product Sales - Over Time
Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized overtime as the Company's performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize overtime, the Company recognizes revenue over the contract terms based on the output method. The Company applied the "as-invoiced" practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company's performance to date.

As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits on uncompleted contracts. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.
A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Some contracts include retention provisions of up to 10% which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.
Product Sales - Point in Time
For certain product sales that do not meet the over-time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists as they have gained physical possession of the product.

Accounts Receivable and Contract Balances
The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Balance Sheets as accounts receivable - unbilled. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Balance Sheets as customer deposits (i.e. contract liabilities).
Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At March 31, 2018 and December 31, 2017, accounts receivable included contract retentions (in thousands) of approximately $1,121 and $1,065, respectively.
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2018 and December 31, 2017, our allowances for doubtful accounts (in thousands) were $279 and $194, respectively.
Effect of Adopting ASC Topic 606
As discussed in Recently Adopted Accounting Pronouncements, no adjustment to beginning 2018 retained earnings was recorded as a result of our adoption of Topic 606 due to no changes in the methods and/or timing of our revenue recognition for our uncompleted contracts. Further, the difference in our results of the first quarter 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect, for such contracts, did not change.

Sales to Customers with a Buy-Back Guarantee

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back product at a predetermined price at the end of the long-term project, subject to condition of the product. Although the Company receives payment in full as the product is produced, we are required to account for these transactions as operating leases. The amount of sale proceeds for the guaranteed buy-back is deferred until the buy-back is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the usage period, when delivered to the job-site. The Company capitalizes the cost of the product on the consolidated balance sheet as a deferred buy-back lease asset, net, and depreciates the value, less salvage value, to cost of leasing revenue over the estimated economic life of the asset.

In the case the customer retains ownership of the product at the end of the usage period, the guarantee buy-back liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the Company purchases the product back in the amount equal to the buy-back guarantee, we settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and we reclassify the net book value of the product on the consolidated balance sheet to property and equipment. The revenue is being recognized in accordance with Topic 840, Leases.

Barrier Rentals - Leasing Fees
Leasing fees are paid by customers at the beginning of the lease agreement and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease, in accordance with Topic 840, Leases. Topic 840 is applied, as Topic 606-10-15-2 provides a scope exception for lease contracts.

Royalty Income
The Company licenses certain products to other precast companies to produce the Company's products to engineering specifications under the licensing agreements. The agreements are typically for five year terms and require royalty payments from 4% to 6% of total sales of licensed products, which are paid on a monthly basis. The revenues from licensing agreements are recognized in the month earned, in accordance with Topic 606-10-55-65.

Shipping and Installation
Shipping and installation revenues are recognized as a distinct performance obligation in the period the shipping and installation services are provided to the customer, in accordance with Topic 606.

Disaggregation of Revenue
In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

	Three Months Ended March 31,
	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$2,480	$1,226	$1,254	102%
Architectural Panel Sales	213	18	195	1,083%
Slenderwall Sales	1,143	—	1,143	100%
Miscellaneous Wall Sales	493	663	(170)	(26)%
Barrier Sales	2,285	2,157	128	6%
Easi-Set and Easi-Span Building Sales	502	336	166	49%
Utility and Farm Product Sales	214	458	(244)	(53)%
Miscellaneous Product Sales	123	89	34	38%
Total Product Sales	7,453	4,947	2,506	51%
Barrier Rentals	309	2,523	(2,214)	(88)%
Royalty Income	221	431	(210)	(49)%
Shipping and Installation Revenue	1,142	1,596	(454)	(28)%
Total Service Revenue	1,672	4,550	(2,878)	(63)%

Total Revenue	$9,125	$9,497	$(372)	(4)%

Warranties
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

NOTE 2. – NET INCOME (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2018	2017
Basic income (loss) per share

Net income (loss)	$(422)	$857

Weighted average shares outstanding	5,114	5,009

Basic income (loss) per share	$(0.08)	$0.17

Diluted income (loss) per share

Net income (loss)	$(422)	$857

Weighted average shares outstanding	5,114	5,009
Dilutive effect of stock options and restricted stock	—	43

Total weighted average shares outstanding	5,114	5,052

Diluted income (loss) per share	$(0.08)	$0.17

NOTE 3. – NOTES PAYABLE (dollar amounts in thousands)
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $1,004 as of March 31, 2018.  The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at March 31, 2018 was $1,219.
The Company additionally has 15 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,509.
Under the loan agreement with the Bank, the Company is limited to annual capital expenditures of $1,500. The Company is in compliance with all covenants pursuant to the loan agreement.
The Company also has a $2,000 line of credit, secured by accounts receivable and inventory, of which none was outstanding at March 31, 2018. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate. In addition, the Company has a commitment from the Bank in the amount of $1,500 for an equipment line of credit. Neither line of credit carried a balance at March 31, 2018.

NOTE 4. – STOCK COMPENSATION

In accordance with ASC 718, the Company had no stock option expense for the three months ended March 31, 2018 and March 31, 2017. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. In 2016, the Company's Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan, which does not provide for the issuance of options. Consequently, the Company cannot issue any additional options, if, and until, a new stock option plan is approved by the Board of Directors.

The following table summarizes options outstanding at March 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	10,333	$1.21
Granted	—	—
Forfeited	—	—
Exercised	(5,333)	(1.21)

Outstanding options at March 31, 2018	5,000	$1.21

Outstanding exercisable options at March 31, 2018	5,000	$1.21

The intrinsic value of outstanding and exercisable options at March 31, 2018 was approximately $40,000.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2017	125,333	$5.13
Granted	2,500	7.00
Vested	(22,167)	(5.62)
Forfeited	(1,333)	(4.95)

Non-vested, end of period	104,333	$5.14

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2018 for 2,500 shares of restricted stock, which vested upon grant. There was stock compensation expense of approximately $117,000 for the three months ended March 31, 2018 and $151,000 for the three months ended March 31, 2017. The total unrecognized compensation cost as of March 31, 2018 related to the non-vested restricted stock is approximately $535,000.

NOTE 5. – SUBSEQUENT EVENTS

On April 27, 2018 the Board of Directors unanimously voted to expand the North Carolina facility. The Company currently owns 46 acres on which it plans to build a 15,000 square foot manufacturing plant with additional space for future expansions. This expansion is estimated to cost $3.3 million and will increase production and storage capacity. Management expects completion of the new facility by the end of 2018. The current facility will remain operational during the construction of the new plant, and future use is not determined at this time.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized.  Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, such factors as:

•
no assurance on profitable operations; in this respect, while the Company was profitable for the years ended December 31, 2017 and 2016, it reported a net loss for the three months ended March 31, 2018.

•	our debt level decreased in 2017, and increased during the first three months of 2018, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service areas,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
The Company had a net loss (in thousands) of $422 for the three months ended March 31, 2018. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2018 was 85%, as compared to 68% for the three months ended March 31, 2017. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the first quarter of 2018, compared to the same period in 2017, is mainly due to a short-term, high risk special project which occurred in the first quarter 2017 that had higher margins than typical manufacturing. The increase also resulted from design issues on soundwall projects at the Columbia, South Carolina plant, which required the Company to incorporate more steal than estimated in the projects and also increased the associated direct labor. The Company has corrected these design issues on future bids, but is still in negotiations to rectify the current contracts through change orders. Total sales (in thousands) for the three month period ended March 31, 2018 were $9,125, compared to $9,497 for the same period in 2017. Although total sales were slightly down for the first quarter of 2018 due to a special project during the first quarter 2017, product sales (in thousands) from manufacturing increased 51% to $7,453 in the first quarter 2018, from $4,947 during the same period in 2017. Management expects sales to increase from first quarter 2018 levels for the remainder of the year due primarily to the increase of the backlog to $38.4 million, with the majority of it required to be produced and billed by the end of the year, although no assurance can be given.

Results of Operations (dollar amounts in thousands, except per share data)

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income. Product sales are further divided into soundwall, architectural and Slenderwall™ panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month periods ended March 31, 2018, and 2017.

Revenue By Type

	Three Months Ended March 31,
	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$2,480	$1,226	$1,254	102%
Architectural Panel Sales	213	18	195	1,083%
Slenderwall Sales	1,143	—	1,143	100%
Miscellaneous Wall Sales	493	663	(170)	(26)%
Barrier Sales	2,285	2,157	128	6%
Easi-Set and Easi-Span Building Sales	502	336	166	49%
Utility and Farm Product Sales	214	458	(244)	(53)%
Miscellaneous Product Sales	123	89	34	38%
Total Product Sales	7,453	4,947	2,506	51%
Barrier Rentals	309	2,523	(2,214)	(88)%
Royalty Income	221	431	(210)	(49)%
Shipping and Installation Revenue	1,142	1,596	(454)	(28)%
Total Service Revenue	1,672	4,550	(2,878)	(63)%

Total Revenue	$9,125	$9,497	$(372)	(4)%

Soundwall Sales - Soundwall sales increased for the three month period ended March 31, 2018 when compared to the same period in 2017. The significant increase in soundwall sales is because all three production facilities are currently producing soundwall projects. Our newest and largest soundwall contract, awarded in April 2018, is expected to be produced and delivered over a three year period. This project will help maintain higher soundwall production in the future. With the current backlog and as highway work continues to increase, management expects soundwall sales to trend up for the remainder of 2018 and surpass the full year 2017 soundwall sales.

Architectural Panel Sales - Architectural panel sales increased during the three period ended March 31, 2018, compared to the same period in 2017. Architectural panel sales increased consistently as anticipated by management, but is expected to slightly decrease through the remainder of 2018. There will continue to be production during 2018, as the Company is close to finalizing the contract on a large Slenderwall project, for which architectural panels are a compliment product in design.

SlenderwallTM - There were significant Slenderwall panel sales for the three month period ended March 31, 2018, as compared to no sales in the same period of 2017. Slenderwall sales are projected to continue through the remainder of 2018 as production of a large project is expected to run through the end of the year 2018. This proprietary product continues to remain a focus of the sales team, with expectations of expanding Slenderwall sales in both the Charlotte, North Carolina and Atlanta, Georgia markets in the future from the Company's production facility in Columbia, South Carolina.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three month period ended March 31, 2018, when compared to the same period in 2017. The Company had a few miscellaneous projects that finished in the first quarter of 2018. With varying market demand, miscellaneous wall sales are expected to be flat or trend down for the remainder of 2018; however, the Company continues to bid on miscellaneous wall projects as they are released, as some projects can be very profitable due to their unique characteristics.
Barrier Sales - Barrier sales increased slightly during the three month period ended March 31, 2018, compared to the same period in 2017. Large highway projects helped increase barrier sales during the more recent three month period . Due to a buy-back guarantee, a large portion of a contract is not being recognized as barrier sales, but will be recognized as a lease over the duration of the project, at which point the Company has guaranteed with the customer the buy-back of products. Barrier sales have been consistently strong, but management expects this to slightly decrease through the remainder of 2018 as compared to annual barrier sales for 2017.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased for the three month period ended March 31, 2018, compared to the same period in 2017. The Company continues to see an increase in bids in the local markets of all three manufacturing facilities. Bids from the Columbia, South Carolina plant have picked up significantly. Management expects the Company will see an increase in building and restroom sales in 2018 over 2017.
Utility and Farm Product Sales - Utility and farm products sales significantly decreased in the three month period ended March 31 2018, as compared to the same period in 2017. Utility products are tied closely with infrastructure spending by federal, state and local governments. With the passage of the federal highway bill, and growth in residential and commercial construction, sales and bids on these products are slowly improving. Although there are competitors who specialize in lower priced utility products, the Company is much more competitive on large contracts. Management believes utility product sales will remain at the current level or slightly increase during the remainder of 2018.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales increased for the three month period ended March 31, 2018, as compared to the same period in 2017. The increase was due mainly to a few minor projects supplied during the three month period ended March 31, 2018, as compared to the same period in 2017. As the jobs have completed, management believes that miscellaneous product sales will decrease for the remainder of the year.
Barrier Rentals - Barrier rentals decreased significantly for the three month period ended March 31, 2018, compared to the same period in 2017. The decrease is mainly due to a special project that occurred in the first quarter of 2017. Excluding the special project in 2017, barrier rental sales in the first quarter 2018 increased when compared to the same period in 2017. With the Company expanding the barrier rental fleet, management believes it has the potential to increase barrier rental revenue for the remainder of 2018, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase.
Royalty Income - Royalties significantly decreased for the three month period ended March 31, 2018, compared to the same period in 2017. The low quarter was a result of a decrease in barrier royalties recevied as compared to the same period in 2017. This was mainly due to poor weather conditions in the southern states. Management continues to seek new licensee opportunities to expand product offerings around the world. With steady increase in construction and infrastructure spending, management believes royalty revenue will increase through the end of 2018.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural and Slenderwall panels to a building, installing an Easi-Set® building at a customers' site or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased for the three month period ended March 31, 2018, compared to the same period in 2017. The decrease resulted from minimal installation in the first quarter of 2018, mainly deriving from previously produced Slenderwall projects that were shipped and installed during the same period in 2017. The special project in 2017 also contributed to the decrease. The Company expects to expand shipping and installation services through additional products such as barrier and barrier rental. Management expects shipping and installation to increase through the end of 2018, although no assurance can be given.

Cost of Goods Sold - Total cost of goods sold for the three months ended March 31, 2018, increased by $1,353, or 22%, from the same period in 2017. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 85% for the three months ended March 31, 2018, an increase from 68% for the same period in 2017. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the first quarter of 2018, compared to the same period in 2017, is mainly due to a short-term, high risk special project which occurred in the first quarter 2017 that had higher margins than typical manufacturing. The increase also resulted from design issues on soundwall projects at the Columbia, South Carolina plant, which required the Company to incorporate more steal than estimated in the projects and also increased the associated direct labor. The Company has corrected these design issues on future bids, but is still in negotiations to rectify the current contracts through change orders. The Company expects raw material prices to continue to increase through the remainder of 2018. The Company continues to seek vendor pricing opportunities, and focuses on lean production methods to create capacity and eliminate process waste, while driving value to the customer.
General and Administrative Expenses - For the three months ended March 31, 2018 the Company's general and administrative expenses increased by $118, or 9%, to $1,468 from $1,350 during the same period in 2017, The increased general and administrative expenses for the three month period ended March 31, 2018 is mainly attributed to an increase in use tax which is associated with Slenderwall sales and an increase in bad debt expense. General and administrative expense as a percentage of total revenue was 16% and 14% for the three months ended March 31, 2018 and 2017, respectively. The total unrecognized compensation cost related to non-vested restricted stock is approximately $535 as of March 31, 2018.
Selling Expenses - Selling expenses for the three months ended March 31, 2018 increased to $676 from $610 for the same period in 2017, or 11%. The increase in sales expense was related to an increase in advertising, salaries, and travel. As the Company plans to grow, additional selling expenses will be incurred. Management expects selling expenses to increase in 2018 as compared to 2017.
Operating Income (Loss) - The Company had an operating loss for the three month period ended March 31, 2018 of $553, compared to operating income of $1,356 for the same period in 2017. The decrease in operating income for three month period ended March 31, 2018 compared to the same period in 2017, was primarily due to lower margins on product sales, and an increase in selling expenses and general and administrative expenses.
Interest Expense - Interest expense was the same, $46, for the three month periods ended March 31, 2018 and 2017. Although the Company added two small loans at the end of the first quarter 2018, larger loan balances continue to be paid down and are towards the end of the loan period.
Income Tax Expense - The Company had an income tax benefit of $135 with an effective rate of 24% for the three months ended March 31, 2018, compared to income tax expense of $486 with an effective rate of 36% for the same period in 2017. The change is due to adoption of the Tax Cuts and Jobs Act during December 2017, which lowered the Federal tax rate from 34% to 21% prospectively.
Net Income (Loss) - The Company had a net loss of $422 for the three months ended March 31, 2018, compared to net income of $857 for the same period in 2017. The basic and diluted loss per share was $0.08 for the three months ended March 31, 2018, and the basic and diluted income per share was $0.17 for the three months ended March 31, 2017.

Liquidity and Capital Resources (dollar amounts in thousands)
The Company financed its capital expenditures and operating requirements for the three months of 2018 primarily from cash balances and notes payable to a bank. The Company had $3,732 of debt obligations at March 31, 2018, of which $693 was scheduled to mature within twelve months. During the three months ended March 31, 2018, the Company made repayments of outstanding debt in the amount $151 and received $350 in proceeds of borrowings for the financing of two yard cranes.
The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $1,004 as of March 31, 2018. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at March 31, 2018 was $1,219.
The Company additionally has 15 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,509.
Under the loan agreement with the Bank, the Company is limited to annual capital expenditures of $1,500. The Company is in compliance with all covenants pursuant to the loan agreements.
The Company has a $2,000 line of credit, secured by accounts receivable and inventory. In addition, the Company has a commitment from the Bank in the amount of $1,500 for an equipment line of credit. Neither line of credit carried a balance at March 31, 2018.
At March 31, 2018, the Company had cash and cash equivalents totaling $1,006 and $1,087 of investment securities compared to cash and cash equivalents totaling $3,390 and $1,098 of investment securities at December 31, 2017. Investment securities at March 31, 2018 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of the net operating loss for the first quarter 2018, increased accounts receivable at March 31, 2018 as compared to December 31, 2017, the purchase of capital assets, and the repayment of notes payable.
Capital spending for the three months ended March 31, 2018 totaled $860, as compared to $674 for the same period in 2017. The 2018 expenditures were for new yard cranes and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $1,500 over the remainder of the year, excluding any plant expansions. The Company is currently in the process of increasing its annual capital expenditure limits with the Bank to remain in compliance with loan covenants. The additional 2018 expenditures are expected to be for land improvements and miscellaneous manufacturing equipment.
The Company's two mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Approximately 94% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2 annually.
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 93 days for the three months ended March 31, 2018 compared to 75 days for the year ended December 31, 2017. The increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.
The Company’s inventory was $3,000 at March 31, 2018 and $3,515 at December 31, 2017, or a decrease of $515. The decrease in inventory is due to a reduction in raw materials on hand and sales of finished goods on hand at December 31, 2017. Inventory turnover was 10.4, annualized for the three months ended March 31, 2018, compared to 4.8 for the same period in 2017.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2017. There have been no changes as of March 31, 2018.

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

Inflation

Raw material costs for the Company, cement, aggregates and other direct materials used in production have increased for the first three months of 2018 and the Company anticipates prices will continue to increase over the remainder of 2018, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 10, 2018, the Company’s sales backlog was approximately $38.4 million, as compared to approximately $27.4 million at the same time in 2017. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

Subsequent Event

On April 27, 2018 the Board of Directors unanimously voted to expand the North Carolina facility. The Company currently owns 46 acres on which it plans to build a 15,000 square foot manufacturing plant with additional space for future expansions. This expansion is estimated to cost $3.3 million and will increase production and storage capacity. Management expects completion of the new facility by the end of 2018. The current facility will remain operational during the construction of the new plant, and future use is not determined at this time.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2018.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
For The Three Months Ended March 31, 2018

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 10, 2018	By:	/s/ Rodney I. Smith
Rodney I. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)