Form 10-Q
period 2018-06-30
SMITH MIDLAND CORP
filed 2018-08-02
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

or

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

Common Stock, $.01 par value, outstanding as of August 1, 2018 : 5,080,395 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	June 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$839	$3,390
Investment securities, available-for-sale, at fair value	1,097	1,098
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $211 and $208)	11,262	8,967
Trade - unbilled	1,272	251
Inventories, net
Raw materials	904	819
Finished goods (less reserves of $39)	2,188	2,696
Prepaid expenses and other assets	441	452
Refundable income taxes	1,325	1,359

Total current assets	19,328	19,032

Property and equipment, net	10,434	9,867

Deferred buy-back lease asset, net	2,986	—

Other assets	269	326

Total assets	$33,017	$29,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2018 (Unaudited)	December 31, 2017
Current liabilities
Accounts payable - trade	$2,986	$3,059
Accrued expenses and other liabilities	588	588
Deferred revenue	1,198	1,144
Accrued compensation	687	1,231
Income taxes payable	80	—
Dividend payable	—	256
Current maturities of notes payable	693	637
Customer deposits	1,227	919

Total current liabilities	7,459	7,834

Deferred buy-back lease obligation	3,733	—
Notes payable - less current maturities	2,878	2,896
Deferred tax liability	1,287	1,290

Total liabilities	15,357	12,020

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,225,648 and 5,214,148 issued and 5,080,395 and 5,047,895 outstanding, respectively	51	51
Additional paid-in capital	5,917	5,719
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(32)	(19)
Retained earnings	11,826	11,556

Total stockholders' equity	17,660	17,205

Total liabilities and stockholders' equity	$33,017	$29,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2018	2017
Revenue
Product sales	$6,943	$7,611
Barrier rentals	340	302
Royalty income	506	473
Shipping and installation revenue	2,044	2,342

Total revenue	9,833	10,728

Cost of goods sold	6,857	7,851

Gross profit	2,976	2,877

Operating expenses
General and administrative expenses	1,452	1,133
Selling expenses	613	651

Total operating expenses	2,065	1,784

Operating income	911	1,093

Other income (expense)
Interest expense	(44)	(45)
Interest income	9	9
Gain on sale of assets	31	4
Other income	9	13

Total other income (expense)	5	(19)

Income before income tax expense	916	1,074

Income tax expense	225	363

Net income	$691	$711

Basic and diluted earnings per share	$0.14	$0.14

Weighted average number of common shares outstanding:
Basic	5,080	5,045
Diluted	5,104	5,095
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,
	2018	2017
Net income	$691	$711
Other comprehensive income, net of tax:
Net unrealized holding gain (1)	1	7

Comprehensive income	$692	$718

(1) Unrealized gains on available-for-sale securities are shown net of income tax expense of $1 and $3 for June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2018	2017
Revenue
Products sales	$14,396	$12,559
Barrier rentals	649	2,825
Royalty income	727	904
Shipping and installation revenue	3,186	3,937

Total revenue	18,958	20,225

Cost of goods sold	14,391	14,031

Gross profit	4,567	6,194

Operating expenses
General and administrative expenses	2,919	2,483
Selling expenses	1,290	1,261

Total operating expenses	4,209	3,744

Operating income	358	2,450

Other income (expense)
Interest expense	(90)	(91)
Interest income	19	19
Gain on sale of assets	55	16
Other income	18	24

Total other income (expense)	2	(32)

Income before income tax expense	360	2,418

Income tax expense	90	849

Net income	$270	$1,569

Basic and diluted income per share	$0.05	$0.31

Weighted average number of common shares outstanding:
Basic	5,076	5,026
Diluted	5,101	5,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Net income	$270	$1,569
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss)(1)	(13)	7

Comprehensive income	$257	$1,576

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax expense (benefit) of $(4) and $1 for June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$270	$1,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	504	460
Gain on sale of assets	(55)	(16)
Allowance for doubtful accounts	3	(150)
Stock compensation	186	220
Deferred taxes	(3)	29
(Increase) decrease in
Accounts receivable - billed	(2,298)	(1,915)
Accounts receivable - unbilled	(1,021)	32
Inventories	424	(865)
Prepaid expenses and other assets	45	(213)
Deferred buy-back lease asset, net	(2,986)	—
Refundable income taxes	33	168
Increase (decrease) in
Accounts payable - trade	(73)	390
Accrued expenses and other liabilities	—	400
Deferred revenue	54	672
Accrued compensation	(543)	(301)
Accrued income taxes payable	80	—
Deferred buy-back lease obligation	3,733	—
Customer deposits	308	790
Net cash provided by (used in) operating activities	(1,339)	1,270
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(16)	(21)
Purchases of property and equipment	(1,057)	(2,159)
Proceeds from sale of fixed assets	67	22
Net cash used in investing activities	(1,006)	(2,158)
Cash flows from financing activities:
Proceeds from long-term borrowings	350	183
Repayments of long-term borrowings	(312)	(287)
Dividends paid on common stock	(256)	(49)
Proceeds from options exercised	12	117
Net cash used in financing activities	(206)	(36)
Net decrease in cash and cash equivalents	(2,551)	(924)
Cash and cash equivalents
Beginning of period	3,390	3,523
End of period	$839	$2,599

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

Revenue Recognition

Product Sales - Over Time
Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company's performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize over time, the Company recognizes revenue over the contract terms based on the output method. The Company applied the "as-invoiced" practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company's performance to date.

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
Product Sales - Point in Time
For certain product sales that do not meet the over time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists as they have gained physical possession of the product.

Accounts Receivable and Contract Balances
The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable - unbilled". Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as customer deposits (i.e. contract liabilities).
Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At June 30, 2018 and December 31, 2017, accounts receivable included contract retentions (in thousands) of approximately $1,381 and $1,065, respectively.
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2018 and December 31, 2017, our allowances for doubtful accounts (in thousands) were $211 and $208, respectively.
Effect of Adopting ASC Topic 606
As discussed in Recently Adopted Accounting Pronouncements, no adjustment to beginning 2018 retained earnings was recorded as a result of our adoption of Topic 606 due to no changes in the methods and/or timing of our revenue recognition for our uncompleted contracts. Further, the difference in our results of the first and second quarter 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect, for such contracts, did not change.

Sales to Customers with a Buy-Back Guarantee

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back product at a predetermined price at the end of the long-term project, subject to condition of the product. Although the Company receives payment in full as the product is produced, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation is deferred until the buy-back is exercised. The remaining sale proceeds are deferred and recognized on a straight-line basis over the usage period, when delivered to the job-site until the buy-back is exercised. The Company capitalizes the cost of the product on the consolidated balance sheet as a deferred buy-back lease asset, net, and depreciates the value, less salvage value, to cost of leasing revenue over the estimated economic life of the asset.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% of Change	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$2,525	$1,429	$1,096	77%	$5,005	$2,656	$2,349	88%
Architectural Panel Sales	245	—	245	100%	457	18	439	2,439%
SlenderWall Sales	1,422	—	1,422	100%	2,565	—	2,565	100%
Miscellaneous Wall Sales	267	709	(442)	(62)%	759	1,372	(613)	(45)%
Barrier Sales	1,590	3,912	(2,322)	(59)%	3,875	6,069	(2,194)	(36)%
Easi-Set and Easi-Span Building Sales	560	1,061	(501)	(47)%	1,062	1,397	(335)	(24)%
Utility and Farm Product Sales	246	350	(104)	(30)%	460	808	(348)	(43)%
Miscellaneous Product Sales	88	150	(62)	(41)%	213	239	(26)	(11)%
Total Product Sales	6,943	7,611	(668)	(9)%	14,396	12,559	1,837	15%
Barrier Rentals	340	302	38	13%	649	2,825	(2,176)	(77)%
Royalty Income	506	473	33	7%	727	904	(177)	(20)%
Shipping and Installation Revenue	2,044	2,342	(298)	(13)%	3,186	3,937	(751)	(19)%
Total Service Revenue	2,890	3,117	(227)	(7)%	4,562	7,666	(3,104)	(40)%

Total Revenue	$9,833	$10,728	$(895)	(8)%	$18,958	$20,225	$(1,267)	(6)%

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

NOTE 2. – NET INCOME PER SHARE

Basic earnings per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of June 30, 2018, there are no outstanding stock options. For periods prior to June 30, 2018 outstanding options were excluded from the diluted earnings per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended June 30,
	2018	2017
Basic income per share

Net income	$691	$711

Weighted average shares outstanding	5,080	5,045

Basic income per share	$0.14	$0.14

Diluted income per share

Net income	$691	$711

Weighted average shares outstanding	5,080	5,045
Dilutive effect of stock options and restricted stock	24	50

Total weighted average shares outstanding	5,104	5,095

Diluted income per share	$0.14	$0.14

	Six Months Ended June 30,
	2018	2017
Basic income per share

Net income	$270	$1,569

Weighted average shares outstanding	5,076	5,026

Basic income per share	$0.05	$0.31

Diluted income per share

Net income	$270	$1,569

Weighted average shares outstanding	5,076	5,026
Dilutive effect of stock options and restricted stock	25	39

Total weighted average shares outstanding	5,101	5,065

Diluted income per share	$0.05	$0.31

NOTE 3. – NOTES PAYABLE (dollar amounts in thousands)
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $937 as of June 30, 2018. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at June 30, 2018 was $1,203.
The Company additionally has 15 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,431.
Under the loan agreement with the Bank, the Company is limited to annual capital expenditures of $1,500. The Company is in compliance with all covenants pursuant to the loan agreement as of June 30, 2018.
The Company also has a $2,000 line of credit, secured by accounts receivable and inventory, of which none was outstanding at June 30, 2018. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate. In addition, the Company has a commitment from the Bank in the amount of $1,500 for an equipment line of credit. Neither line of credit carried a balance at June 30, 2018.

NOTE 4. – STOCK COMPENSATION

In accordance with ASC 718, the Company had no stock option expense for the three and six months ended June 30, 2018 and June 30, 2017. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. In 2016, the Company's Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan, which does not provide for the issuance of options. Consequently, the Company cannot issue any additional options, if, and until, a new stock option plan is approved by the Board of Directors.

The following table summarizes options outstanding at June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	10,333	$1.21
Granted	—	—
Forfeited	—	—
Exercised	(10,333)	(1.21)

Outstanding options at June 30, 2018	—	$—

Outstanding exercisable options at June 30, 2018	—	$—

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2017	125,333	$5.13
Granted	2,500	7.00
Vested	(22,167)	(5.62)
Forfeited	(1,333)	(4.95)

Non-vested, end of period	104,333	$5.14

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2018 for 2,500 shares of restricted stock, and one grant in January 2017 for 15,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of approximately $186,000 for the six months ended June 30, 2018 and $220,000 for the six months ended June 30, 2017. The total unrecognized compensation cost as of June 30, 2018 related to the non-vested restricted stock is approximately $535,000.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
no assurance on profitable operations; in this respect, while the Company was profitable for the years ended December 31, 2017 and 2016, and the second quarter of 2018, it reported a net loss for the three months ended March 31, 2018.

•	our debt level decreased in 2017, and increased during the first six months of 2018, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service areas,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
The Company had (in thousands) a net loss of $421 for the first quarter 2018 and net income of $691 for the second quarter of 2018, resulting in net income of $270 for the six months ended June 30, 2018. The cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2018 was 74% and 79%, respectively, as compared to 77% and 73% for the three and six months ended June 30, 2017, respectively. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the second quarter of 2018, compared to the second quarter of 2017, is mainly due to a decrease in direct labor costs. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the six months ended June 30, 2018, compared to the same period in 2017, is mainly due to a short-term, high risk special project which occurred in the first quarter 2017 that had higher margins than typical manufacturing. Total sales for the three and six months ended June 30, 2018 are lower than the same period in 2017 mainly due to the deferred revenue associated with the guaranteed buy-back agreement for barrier of $3,733. Although the barrier revenue is not currently being recognized, the Company will recognize the barrier rental revenue over the life of the project. Production at each manufacturing plant continues to be strong, rental orders continue to increase, and royalties show a positive trend. The current backlog of $35.3 million supports revenues into 2019. Management anticipates continued profit for the remainder of 2018, although no assurance can be given.

Results of Operations (dollar amounts in thousands, except per share data)

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility and farm products and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2018, and 2017.

Revenue By Type  (Disaggregated Revenue)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% of Change	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$2,525	$1,429	$1,096	77%	$5,005	$2,656	$2,349	88%
Architectural Panel Sales	245	—	245	100%	457	18	439	2,439%
SlenderWall Sales	1,422	—	1,422	100%	2,565	—	2,565	100%
Miscellaneous Wall Sales	267	709	(442)	(62)%	759	1,372	(613)	(45)%
Barrier Sales	1,590	3,912	(2,322)	(59)%	3,875	6,069	(2,194)	(36)%
Easi-Set and Easi-Span Building Sales	560	1,061	(501)	(47)%	1,062	1,397	(335)	(24)%
Utility and Farm Product Sales	246	350	(104)	(30)%	460	808	(348)	(43)%
Miscellaneous Product Sales	88	150	(62)	(41)%	213	239	(26)	(11)%
Total Product Sales	6,943	7,611	(668)	(9)%	14,396	12,559	1,837	15%
Barrier Rentals	340	302	38	13%	649	2,825	(2,176)	(77)%
Royalty Income	506	473	33	7%	727	904	(177)	(20)%
Shipping and Installation Revenue	2,044	2,342	(298)	(13)%	3,186	3,937	(751)	(19)%
Total Service Revenue	2,890	3,117	(227)	(7)%	4,562	7,666	(3,104)	(40)%

Total Revenue	$9,833	$10,728	$(895)	(8)%	$18,958	$20,225	$(1,267)	(6)%

Soundwall Sales - Soundwall sales increased for the three and six month periods ended June 30, 2018 when compared to the same periods in 2017. The significant increase in soundwall sales is because all three production facilities are currently producing soundwall projects. Our newest and largest soundwall contract, awarded in April 2018, is expected to be produced and delivered over a three year period. This project will help maintain higher soundwall production and sales over the next several years. With the current backlog and continued increase in highway work, management expects soundwall sales to trend up for the remainder of the year and the full year 2018 soundwall sales to surpass the full year 2017 soundwall sales.

Architectural Panel Sales - Architectural panel sales increased during the three and six month periods ended June 30, 2018, compared to the same periods in 2017. Although architectural panel sales increased over the prior year, revenue will remain at a low volume through the remainder of 2018. There will continue to be production during 2018, as the Company is close to finalizing the contract on a large SlenderWall project, for which architectural panels are a compliment product in design.

SlenderWallTM - There were significant SlenderWall panel sales for the three and six month periods ended June 30, 2018, as compared to no sales in the same periods of 2017. SlenderWall sales are projected to continue through the remainder of 2018 as production of a large project is expected to run through the end of the year 2018 and into 2019. This proprietary product continues to remain a focus of the sales team, with the long-term expectation of expanding SlenderWall sales in both the Charlotte, North Carolina and Atlanta, Georgia markets to match growth in the Southeast United States.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three and six month periods ended June 30, 2018, when compared to the same periods in 2017. The Company had a few miscellaneous wall projects that finished in the first quarter of 2018. With varying market demand, miscellaneous wall sales are expected to be flat or trend down for the remainder of 2018; however, the Company continues to bid on selective miscellaneous wall projects as they are released, as some projects can be very profitable due to their unique characteristics.
Barrier Sales - Barrier sales decreased during the three and six month periods ended June 30, 2018, compared to the same periods in 2017. Although barrier production has increased, a large portion of production is not being recognized as barrier sales due to the guaranteed buy-back contract, instead the Company will recognize the income as barrier rental revenue over the duration of the project, for which deliveries began in the second quarter of 2018 and are expected to be completed by the end of the year 2018. Management expects barrier sales to be lower for the remainder of 2018 as compared to annual barrier sales for 2017 due to the buy-back guarantee.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased for the three and six month periods ended June 30, 2018, compared to the same periods in 2017. The Company continues to see an increase in bids in the local markets of all three manufacturing facilities. Bids from the Columbia, South Carolina plant have picked up significantly. Management expects the Company will see an increase in building and restroom sales in 2018 over 2017.
Utility and Farm Product Sales - Utility and farm products sales decreased in the three and six month periods ended June 30, 2018, as compared to the same periods in 2017. Utility products are tied closely with infrastructure spending by federal, state and local governments. With the passage of the federal highway bill, and growth in residential and commercial construction, sales and bids on these products are slowly improving. Although there are competitors who specialize in lower priced utility products, the Company is much more competitive on large contracts. Management believes utility product sales will remain at the current level or slightly increase during the remainder of 2018.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased for the three and six month periods ended June 30, 2018, as compared to the same periods in 2017. Management believes that miscellaneous product sales will decrease for the remainder of the year.
Barrier Rentals - Barrier rentals increased for the three month period ended June 30, 2018 as compared to the same period in 2017. The increase is mainly due to a focus on providing additional barrier rental services to customers. Barrier rentals decreased significantly for the six month period ended June 30, 2018, compared to the same period in 2017. The decrease is mainly due to a special project that occurred in the first quarter of 2017. Excluding the special project in 2017, barrier rental sales in the first six months of 2018 increased when compared to the same period in 2017. With the Company expanding the barrier rental services, management believes it has the potential to increase barrier rental revenue for the remainder of 2018, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase.
Royalty Income - Royalties increased for the three month period ended June 30, 2018, compared to the same period in 2017. The Company had strong royalty revenue in the second quarter 2018 for barrier and SlenderWall. Royalties decreased for the six month period ended June 30, 2018 as compared to the same period in 2017. The decrease was due to the slow first quarter 2018 for barrier, which was attributable to poor weather conditions in the southern states. Management continues to seek new licensee opportunities to expand product offerings around the world. With steady increase in construction and infrastructure spending, management believes royalty revenue will continue to increase through the end of 2018, although no assurance can be given.
Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue results when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at a customers' sites or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased for the three and six month periods ended June 30, 2018, compared to the same periods in 2017. The decrease resulted from minimal installation in the first quarter of 2018, mainly deriving from previously produced SlenderWall projects that were shipped and installed during the same period in 2017. The Company expects to expand shipping and installation services through additional products such as barrier and barrier rental. Management expects shipping and installation to increase through the end of 2018, although no assurance can be given.

Cost of Goods Sold - Total cost of goods sold for the three months ended June 30, 2018 decreased by $994 , or 13%, from the same period in 2017. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 74% for the three months ended June 30, 2018, a decrease from 77% for the same period in 2017. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the second quarter of 2018, compared to the same period in 2017, is mainly due to a decrease in direct labor costs. Total cost of goods sold for the six months ended June 30, 2018 increased by $360, or 2%, from the same period in 2017. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 79% for the six months ended June 30, 2018, an increase from 73% for the same period in 2017. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the first six months of 2018, compared to the same period in 2017, is mainly due to a short-term, high risk special project which occurred in the first quarter 2017 that had higher margins than typical manufacturing. The increase also resulted from design issues on soundwall projects at the Columbia, South Carolina plant, which required the Company to incorporate more steel than estimated in the projects and also increased the associated direct labor. The Company has corrected these design issues on future bids, but is still in negotiations to rectify the current contracts through change orders. The Company expects raw material prices to continue to increase through the remainder of 2018. The Company continues to seek vendor pricing opportunities, and focuses on lean production methods to create capacity and eliminate process waste, while driving value to the customer.
General and Administrative Expenses - For the three months ended June 30, 2018 the Company's general and administrative expenses increased by $319, or 28%, to $1,452 from $1,133 during the same period in 2017, and for the six months ended June 30, 2018 the Company's general and administrative expenses increased by $436, or 18%, to $2,919 from $2,483 during the same period in 2017. The increased general and administrative expenses for the three and six month periods ended June 30, 2018 is mainly attributed to an increase in salaries, use tax associated with SlenderWall sales, and an increase in bad debt expense. General and administrative expense as a percentage of total revenue was 15% and 12% for the six months ended June 30, 2018 and 2017, respectively. The total unrecognized compensation cost related to non-vested restricted stock is approximately $535 as of June 30, 2018.
Selling Expenses - Selling expenses for the three months ended June 30, 2018 decreased to $613 from $651 for the same period in 2017, or 2%. The decrease was mainly due to a reduction in advertising and marketing costs for the period. Selling expenses for the six months ended June 30, 2018 increased to $1,290 from $1,261 for the same period in 2017, or 6%. The increase in sales expense for the six month period was mainly related to an increase in salaries. As the Company grows, additional selling expenses will be incurred. Management expects selling expenses to increase in 2018 as compared to 2017.
Operating Income - The Company had operating income for the three month period ended June 30, 2018 of $911, compared to operating income of $1,093 for the same period in 2017. The decrease in operating income for three month period ended June 30, 2018 compared to the same period in 2017, was primarily due to an increase in general and administrative expenses. The Company had operating income for the six month period ended June 30, 2018 of $358, compared to operating income of $2,450 for the same period in 2017. The decrease in operating income for six month period ended June 30, 2018, compared to the same period in 2017, was due to an increase in cost of goods sold as a percentage of revenue, excluding royalties, an increase in general and administrative expenses, and the higher margin special project, which occurred in the first quarter 2017.
Interest Expense - Interest expense was $44 and $45, for the three month period ended June 30, 2018 and 2017, respectively. Interest expense was $90 and $91, for the six month period ended June 30, 2018 and 2017, respectively. Although the Company added two small loans at the end of the first quarter 2018, larger loan balances continue to be paid down and are towards the end of the loan periods.
Income Tax Expense - The Company had an income tax expense of $225 with an effective rate of 25% for the three months ended June 30, 2018, compared to income tax expense of $363 with an effective rate of 34% for the same period in 2017. The Company had an income tax expense of $90 with an effective rate of 25% for the six months ended June 30, 2018, compared to income tax expense of $849 with an effective rate of 35% for the same period in 2017.The change in tax rate is due to adoption of the Tax Cuts and Jobs Act during December 2017, which lowered the Federal tax rate from 34% to 21% prospectively.
Net Income - The Company had net income of $691 for the three months ended June 30, 2018, compared to net income of $711 for the same period in 2017. The basic and diluted income per share was $0.14 for the three months ended June 30, 2018, and the basic and diluted income per share was $0.14 for the three months ended June 30, 2017. The Company had a net income of $270 for the six months ended June 30, 2018, compared to net income of $1,569 for the same period in 2017. The basic and diluted income per share was $0.05 for the six months ended June 30, 2018, and the basic and diluted income per share was $0.31 for the six months ended June 30, 2017.

Liquidity and Capital Resources (dollar amounts in thousands)
The Company financed its capital expenditures and operating requirements for the six months of 2018 primarily from cash balances and notes payable to a bank. The Company had $3,571 of debt obligations at June 30, 2018, of which $693 was scheduled to mature within twelve months. During the six months ended June 30, 2018, the Company made repayments of outstanding debt in the amount of $312 and received $350 in proceeds of borrowings for the financing of two yard cranes.
The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $937 as of June 30, 2018. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at June 30, 2018 was $1,203.
The Company additionally has 15 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,431.
Under the loan agreement with the Bank, the Company is limited to annual capital expenditures of $1,500. The Company is in compliance with all covenants pursuant to the loan agreements.
The Company has a $2,000 line of credit, secured by accounts receivable and inventory. In addition, the Company has a commitment from the Bank in the amount of $1,500 for an equipment line of credit. Neither line of credit carried a balance at June 30, 2018.
At June 30, 2018, the Company had cash and cash equivalents totaling $839 and $1,097 of investment securities, compared to cash and cash equivalents totaling $3,390 and $1,098 of investment securities at December 31, 2017. Investment securities at June 30, 2018 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of the increase in accounts receivable at June 30, 2018 as compared to December 31, 2017, due to increased production and billings toward the end of the second quarter and an increase in retainage on several large projects. The purchase of capital assets and the repayment of notes payable were also factors in the decrease of cash and cash equivalents.
Capital spending for the six months ended June 30, 2018 totaled $1,057, as compared to $2,159 for the same period in 2017. The 2018 expenditures were for new yard cranes and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $1,500 over the remainder of the year, excluding any plant expansions. The Company is currently in the process of increasing its annual capital expenditure limits with the Bank to remain in compliance with loan covenants. The additional 2018 expenditures are expected to be for land improvements and miscellaneous manufacturing equipment.
The Company received approval from the Bank for the financing of the North Carolina expansion and for additional land expansions at the Virginia manufacturing plant. The expansions are excluded from the capital expenditure limitations in the loan agreements with the Bank. Both projects are expected to begin in the third quarter 2018. See "North Carolina Plant Expansion" below.
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
The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 78 days for the six months ended June 30, 2018 compared to 75 days for the year ended December 31, 2017. The increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.
The Company’s inventory was $3,092 at June 30, 2018 and $3,515 at December 31, 2017, or a decrease of $423. The decrease in inventory is due to sales of finished goods on hand at December 31, 2017. Inventory turnover was 9.8, annualized for the six months ended June 30, 2018, compared to 7.2 for the same period in 2017.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2017. There have been no changes as of June 30, 2018.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have increased for the first six months of 2018. Steel tariffs have impacted pricing, as the demand for steel has also increased. The Company anticipates prices will continue to increase over the remainder of 2018, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 1, 2018, the Company’s sales backlog was approximately $35.3 million, as compared to approximately $30.2 million at the same time in 2017. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

North Carolina Plant Expansion

The Company currently owns 46 acres on which it plans to build a 15,000 square foot manufacturing plant with additional space for future expansion. This expansion is estimated to cost $3.3 million and will increase production and storage capacity. The project will be funded through bank financing. Management expects completion of the new facility by the end of the first quarter 2019 with manufacturing expected to begin during the second quarter 2019 at the new facility. The current North Carolina facility will remain operational during the construction of the new plant, and future use is not determined at this time. There can be no assurance as to the cost, financing, timetable, completion, or success of this project.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2018.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 2, 2018	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2018	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)

Smith-Midland Corporation
Exhibit Index to Quarterly Report on Form 10-Q
For The Three Months Ended June 30, 2018

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