Form 10-Q
period 2018-09-30
SMITH MIDLAND CORP
filed 2018-11-13
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

or

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

Common Stock, $.01 par value, outstanding as of November 5, 2018 : 5,080,395 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	September 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$2,687	$3,390
Investment securities, available-for-sale, at fair value	1,094	1,098
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $246 and $208)	10,091	8,967
Trade - unbilled	496	251
Inventories, net
Raw materials	879	819
Finished goods (less reserves of $39)	2,383	2,696
Prepaid expenses and other assets	533	452
Refundable income taxes	1,325	1,359

Total current assets	19,488	19,032

Property and equipment, net	10,876	9,867

Deferred buy-back lease asset, net	4,321	—

Other assets	255	326

Total assets	$34,940	$29,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2018 (Unaudited)	December 31, 2017
Current liabilities
Accounts payable - trade	$2,385	$3,059
Accrued expenses and other liabilities	525	588
Deferred revenue	1,229	1,144
Accrued compensation	822	1,231
Income taxes payable	338	—
Dividend payable	—	256
Current maturities of notes payable	659	637
Customer deposits	1,415	919

Total current liabilities	7,373	7,834

Deferred buy-back lease obligation	5,389	—
Notes payable - less current maturities	2,744	2,896
Deferred tax liability	1,194	1,290

Total liabilities	16,700	12,020

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,225,648 and 5,214,148 issued and 5,080,395 and 5,047,895 outstanding, respectively	52	51
Additional paid-in capital	5,986	5,719
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(41)	(19)
Retained earnings	12,345	11,556

Total stockholders' equity	18,240	17,205

Total liabilities and stockholders' equity	$34,940	$29,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2018	2017
Revenue
Product sales	$6,828	$9,295
Barrier rentals	540	319
Royalty income	465	483
Shipping and installation revenue	1,711	1,384

Total revenue	9,544	11,481

Cost of goods sold	6,951	8,303

Gross profit	2,593	3,178

Operating expenses
General and administrative expenses	1,305	1,383
Selling expenses	624	564

Total operating expenses	1,929	1,947

Operating income	664	1,231

Other income (expense)
Interest expense	(44)	(44)
Interest income	10	9
Gain on sale of assets	51	15
Other income	11	11

Total other income (expense)	28	(9)

Income before income tax expense	692	1,222

Income tax expense	172	474

Net income	$520	$748

Basic and diluted earnings per share	$0.10	$0.15

Weighted average number of common shares outstanding:
Basic	5,080	5,054
Diluted	5,099	5,099
The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2018	2017
Net income	$520	$748
Other comprehensive loss, net of tax:
Net unrealized holding loss (1)	(9)	(1)

Comprehensive income	$511	$747

(1) Unrealized losses on available-for-sale securities are shown net of income tax benefit of $3 and $0 for September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017
Revenue
Products sales	$21,224	$21,853
Barrier rentals	1,188	3,145
Royalty income	1,193	1,387
Shipping and installation revenue	4,897	5,321

Total revenue	28,502	31,706

Cost of goods sold	21,508	22,361

Gross profit	6,994	9,345

Operating expenses
General and administrative expenses	4,059	3,840
Selling expenses	1,913	1,825

Total operating expenses	5,972	5,665

Operating income	1,022	3,680

Other income (expense)
Interest expense	(135)	(135)
Interest income	29	28
Gain on sale of assets	106	32
Other income	30	35

Total other income (expense)	30	(40)

Income before income tax expense	1,052	3,640

Income tax expense	262	1,323

Net income	$790	$2,317

Basic income per share	$0.16	$0.46
Diluted income per share	$0.15	$0.46

Weighted average number of common shares outstanding:
Basic	5,078	5,036
Diluted	5,098	5,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Net income	$790	$2,317
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss)(1)	(22)	6

Comprehensive income	$768	$2,323

(1) Unrealized gains (losses) on available for sale securities are shown net of income tax (benefit) expense of $(7) and $4 for September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$790	$2,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	840	694
Gain on sale of assets	(106)	(32)
Allowance for doubtful accounts	39	(119)
Stock compensation	256	290
Deferred taxes	(97)	(63)
(Increase) decrease in
Accounts receivable - billed	(1,163)	(3,461)
Accounts receivable - unbilled	(246)	76
Inventories	254	(419)
Prepaid expenses and other assets	(44)	(149)
Refundable income taxes	33	96
Increase (decrease) in
Accounts payable - trade	(674)	462
Accrued expenses and other liabilities	(63)	179
Deferred revenue	85	622
Accrued compensation	(409)	132
Accrued income taxes payable	339	—
Deferred buy-back lease obligation, net	5,389	—
Customer deposits	495	1,051
Net cash provided by operating activities	5,718	1,676
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(24)	(28)
Purchases of property and equipment	(1,737)	(2,569)
Deferred buy-back lease asset	(4,400)	—
Proceeds from sale of fixed assets	113	37
Net cash used in investing activities	(6,048)	(2,560)
Cash flows from financing activities:
Proceeds from long-term borrowings	350	183
Repayments of long-term borrowings	(479)	(435)
Dividends paid on common stock	(256)	(49)
Proceeds from options exercised	12	117
Net cash used in financing activities	(373)	(184)
Net decrease in cash and cash equivalents	(703)	(1,068)
Cash and cash equivalents
Beginning of period	3,390	3,523
End of period	$2,687	$2,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 and Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated December 31, 2017 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Recently Adopted Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Adoption of this ASU requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. The standard allowed for application retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method to all contracts that were not substantially complete at the date of adoption. The adoption of Topic 606 did not have, and is not expected to have, a material impact on the timing or amount of revenue recognized as compared to the Company's previous revenue recognition policies. Accordingly, there was no adjustment recorded to beginning retained earnings for the cumulative impact of adoption on January 1, 2018.

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
Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At September 30, 2018 and December 31, 2017, accounts receivable included contract retentions (in thousands) of approximately $1,596 and $1,065, respectively.
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2018 and December 31, 2017, our allowances for doubtful accounts (in thousands) were $246 and $208, respectively.
Effect of Adopting ASC Topic 606
As discussed in Recently Adopted Accounting Pronouncements, no adjustment to beginning 2018 retained earnings was recorded as a result of our adoption of Topic 606 due to no changes in the methods and/or timing of our revenue recognition for our uncompleted contracts. Further, the difference in our results of the first three quarters of 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect, for such contracts, did not change.

Sale to Customer with a Buy-Back Guarantee

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back product at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company receives payment in full as the product is produced, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation is deferred until the buy-back is exercised or expired. The remaining sale proceeds are deferred and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back is exercised or expired. The Company capitalizes the cost of the product on the consolidated balance sheet as a deferred buy-back lease asset, net, and depreciates the value, less residual value, to cost of leasing revenue over the estimated useful life of the asset.

In the case the customer does not exercise the buy-back option and retains ownership of the product at the end of the usage period, the guarantee buy-back liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the customer exercises the buy-back guarantee option, the Company purchases the product back in the amount equal to the buy-back guarantee, we settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and we reclassify the net book value of the product on the consolidated balance sheet to inventory. The revenue is being recognized in accordance with Topic 840, Leases.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% of Change	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$2,334	$2,368	$(34)	(1)%	$7,339	$5,024	$2,315	46%
Architectural Panel Sales	41	551	(510)	(93)%	498	569	(71)	(12)%
SlenderWall Sales	1,637	913	724	79%	4,203	912	3,291	361%
Miscellaneous Wall Sales	87	639	(552)	(86)%	846	2,012	(1,166)	(58)%
Barrier Sales	1,749	3,615	(1,866)	(52)%	5,624	9,684	(4,060)	(42)%
Easi-Set and Easi-Span Building Sales	496	730	(234)	(32)%	1,557	2,127	(570)	(27)%
Utility and Farm Product Sales	429	322	107	33%	890	1,129	(239)	(21)%
Miscellaneous Product Sales	55	157	(102)	(65)%	267	396	(129)	(33)%
Total Product Sales	6,828	9,295	(2,467)	(27)%	21,224	21,853	(629)	(3)%
Barrier Rentals	540	319	221	69%	1,188	3,145	(1,957)	(62)%
Royalty Income	465	483	(18)	(4)%	1,193	1,387	(194)	(14)%
Shipping and Installation Revenue	1,711	1,384	327	24%	4,897	5,321	(424)	(8)%
Total Service Revenue	2,716	2,186	530	24%	7,278	9,853	(2,575)	(26)%

Total Revenue	$9,544	$11,481	$(1,937)	(17)%	$28,502	$31,706	$(3,204)	(10)%

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain reclassifications of amounts within the Company’s first and second quarter 2018 Form 10-Q filings have been made in this filing to conform to current period presentation. Specifically, during the quarter ended September 30, 2018, the Company determined that the amount related to the Deferred buy-back lease asset as reflected within one line in the operating activities section of the condensed consolidated statement of cash flows for the three and six months ended March 31, 2018 and June 30, 2018, respectively, should have been classified as cash flows used in investing activities. There is no impact to the condensed consolidated statements of operations or condensed consolidated balance sheets. The Company evaluated the effect of this misclassification and concluded it was not material to any of its previously issued condensed consolidated financial statements. Upon revision, cash flows from operating activities for the three and six month periods ended March 31, 2018 and June 30, 2018 will increase by $1,076 and $2,986, respectively to cash and cash equivalents (used in) provided by operating activities of $(427) and $1,647, respectively and cash flows used in investing activities will increase by $1,076 and $2,986, respectively to cash and cash equivalents used in investing activities of $1,906 and $3,992, respectively.

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation. Use tax was reclassified to Cost of goods sold from General and administrative expenses on the Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2018 of $78 and $243, respectively, and $60 and $86 for the three and nine months ended September 30, 2017, respectively. There was no impact to net income for the periods.

NOTE 2. – NET INCOME PER SHARE

Basic earnings per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of September 30, 2018, there are no outstanding stock options. For periods prior to September 30, 2018 outstanding options were excluded from the diluted earnings per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended September 30,
	2018	2017
Basic income per share

Net income	$520	$748

Weighted average shares outstanding	5,080	5,054

Basic income per share	$0.10	$0.15

Diluted income per share

Net income	$520	$748

Weighted average shares outstanding	5,080	5,054
Dilutive effect of stock options and restricted stock	19	45

Total weighted average shares outstanding	5,099	5,099

Diluted income per share	$0.10	$0.15

	Nine Months Ended September 30,
	2018	2017
Basic income per share

Net income	$790	$2,317

Weighted average shares outstanding	5,078	5,036

Basic income per share	$0.16	$0.46

Diluted income per share

Net income	$790	$2,317

Weighted average shares outstanding	5,078	5,036
Dilutive effect of stock options and restricted stock	20	39

Total weighted average shares outstanding	5,098	5,075

Diluted income per share	$0.15	$0.46

NOTE 3. – NOTES PAYABLE (dollar amounts in thousands)
The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $870 as of September 30, 2018. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2018 was $1,188.
The Company additionally has 15 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,345.
Under the loan agreement with the Bank, the Company is limited to annual capital expenditures of $3,500. The Company is in compliance with all covenants pursuant to the loan agreement as of September 30, 2018.
The Company also has a $4,000 line of credit increased from $2,000 previously, secured by accounts receivable and inventory. The line is evidenced by a commercial revolving promissory note with the Bank, which carries a variable interest rate equal to the Wall Street Journal's prime rate. In addition, the Company has a commitment from the Bank in the amount of $1,500 for an equipment line of credit. Neither line of credit carried a balance at September 30, 2018. Both lines were recently renewed extending the maturity date on the $4,000 line of credit to October 1, 2019 and the $1,500 line of credit to November 28, 2019.

NOTE 4. – STOCK COMPENSATION

In accordance with ASC 718, the Company had no stock option expense for the three and nine months ended September 30, 2018 and September 30, 2017. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. In 2016, the Company's Board of Directors replaced the 2008 Stock Option Plan with the 2016 Equity Incentive Plan, which does not provide for the issuance of options. Consequently, the Company cannot issue any additional options, if, and until, a new stock option plan is approved by the Board of Directors.

The following table summarizes options outstanding at September 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	10,333	$1.21
Granted	—	—
Forfeited	—	—
Exercised	(10,333)	(1.21)

Outstanding options at September 30, 2018	—	$—

Outstanding exercisable options at September 30, 2018	—	$—

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2017	125,333	$5.13
Granted	2,500	7.00
Vested	(22,167)	(5.62)
Forfeited	(1,333)	(4.95)

Non-vested, end of period	104,333	$5.14

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2018 for 2,500 shares of restricted stock, and one grant in January 2017 for 15,000 shares of restricted stock, which vested upon grant. There was stock compensation expense (in thousands) of approximately $256 for the nine months ended September 30, 2018 and $290 for the nine months ended September 30, 2017. The total unrecognized compensation cost as of September 30, 2018 related to the non-vested restricted stock is approximately $316.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
no assurance on profitable operations; in this respect, while the Company was profitable for the years ended December 31, 2017 and 2016, and the second and third quarters of 2018, it reported a net loss for the three months ended March 31, 2018.

•	we have a significant debt level, and our ability to satisfy the same cannot be assured,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	changes in general economic conditions in the Company’s primary service areas,

•	adverse weather, which inhibits the demand for our products,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change,

•	the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
The Company had (in thousands) a net loss of $421 for the first quarter 2018, net income of $691 for the second quarter 2018, and net income of $520 for the third quarter 2018, resulting in net income of $790 for the nine months ended September 30, 2018. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2018 was 77% and 79%, respectively, as compared to 75% and 74% for the three and nine months ended September 30, 2017, respectively. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the third quarter of 2018, compared to the third quarter of 2017, is mainly due to a decreased margins at the Columbia, South Carolina plant. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the nine months ended September 30, 2018, compared to the same period in 2017, is mainly due to a short-term, high risk special project which occurred in the first quarter 2017 that had higher margins than typical manufacturing. Total sales for the three and nine months ended September 30, 2018 are lower than the same period in 2017 mainly due to the deferred revenue associated with the guaranteed buy-back agreement for barrier of $5,389. Although the barrier product sales are not currently being recognized, the Company has begun recognizing barrier rental revenue which will continue through the life of the project. Accordingly, once all product is delivered to this customer, the Company will nonetheless continue to recognize the net profits from this project until the buy-back option is either exercised or expired. Delivery of product commenced in the second quarter of 2018 and is expected to be completed by the second quarter of 2019. The buy-back option expires when the buyer completes the project utilizing the barrier, which is expected to be in 2022. Thus, whereas the Company will likely have completed its obligations in 2019, it will nonetheless continue to recognize net profits through 2022. The current backlog of $31.0 million supports revenues into 2019. Management anticipates continued profit for the remainder of 2018, although no assurance can be given.

Results of Operations (dollar amounts in thousands, except per share data)

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

Sales include revenues from product sales, royalty income, barrier rental income and shipping and installation income. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility and farm products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2018, and 2017.

Revenue By Type  (Disaggregated Revenue)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% of Change	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$2,334	$2,368	$(34)	(1)%	$7,339	$5,024	$2,315	46%
Architectural Panel Sales	41	551	(510)	(93)%	498	569	(71)	(12)%
SlenderWall Sales	1,637	913	724	79%	4,203	912	3,291	361%
Miscellaneous Wall Sales	87	639	(552)	(86)%	846	2,012	(1,166)	(58)%
Barrier Sales	1,749	3,615	(1,866)	(52)%	5,624	9,684	(4,060)	(42)%
Easi-Set and Easi-Span Building Sales	496	730	(234)	(32)%	1,557	2,127	(570)	(27)%
Utility and Farm Product Sales	429	322	107	33%	890	1,129	(239)	(21)%
Miscellaneous Product Sales	55	157	(102)	(65)%	267	396	(129)	(33)%
Total Product Sales	6,828	9,295	(2,467)	(27)%	21,224	21,853	(629)	(3)%
Barrier Rentals	540	319	221	69%	1,188	3,145	(1,957)	(62)%
Royalty Income	465	483	(18)	(4)%	1,193	1,387	(194)	(14)%
Shipping and Installation Revenue	1,711	1,384	327	24%	4,897	5,321	(424)	(8)%
Total Service Revenue	2,716	2,186	530	24%	7,278	9,853	(2,575)	(26)%

Total Revenue	$9,544	$11,481	$(1,937)	(17)%	$28,502	$31,706	$(3,204)	(10)%

Soundwall Sales - Soundwall sales slightly decreased for the three month period ended September 30, 2018 when compared to the same period in 2017. Soundwall sales increased for the nine month period ended September 30, 2018 when compared to the same period in 2017. The increase for the nine month period in soundwall sales is because all three production facilities were producing soundwall projects as compared to 2017 when soundwall production started in South Carolina. Our newest and largest soundwall contract, awarded in April 2018, is expected to be produced and delivered over a four year period. This project will help maintain higher soundwall production and sales over the next several years. With the current backlog and continued increase in highway work, management expects soundwall sales to trend up for the remainder of the year and the full year 2018 soundwall sales to surpass the full year 2017 soundwall sales.

Architectural Panel Sales - Architectural panel sales decreased during the three and nine month periods ended September 30, 2018, compared to the same periods in 2017. Revenue will remain at a low volume through the remainder of 2018. There will continue to be production during 2018, as the Company is close to finalizing the contract on a large SlenderWall project, for which architectural panels are a compliment product in the design. With a few orders expected to be received in the near future, architectural production for 2019 is expected to exceed 2018 annual production.

SlenderWallTM - There were significant SlenderWall panel sales for the three and nine month periods ended September 30, 2018, as compared to the same periods of 2017. SlenderWall sales are projected to continue through the remainder of 2018 as production of a large project is expected to run through the end of the year 2018 and into 2019. This proprietary product continues to remain a focus of the sales team, with the long-term expectation of expanding SlenderWall sales in both the Charlotte, North Carolina and Atlanta, Georgia markets to match growth in the Southeast United States.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three and nine month periods ended September 30, 2018, when compared to the same periods in 2017. The Company had very few miscellaneous wall projects during the first three quarters of 2018 as compared to the first three quarters of 2017. With varying market demand, miscellaneous wall sales are expected to trend up in the fourth quarter of 2018 with a recent order received and expected completion by the end of 2018. The Company continues to bid on selective miscellaneous wall projects as they are released, as some projects can be very profitable due to their unique characteristics.
Barrier Sales - Barrier sales decreased during the three and nine month periods ended September 30, 2018, compared to the same periods in 2017. Although barrier production has increased, a large portion of production is not being recognized as barrier sales due to the guaranteed buy-back agreement with a customer; instead the Company will recognize the income as barrier rental revenue over the duration of the project, for which deliveries began in the second quarter of 2018 and are expected to be completed during the first half of 2019. Accordingly, once all product is delivered to this customer, the Company will nonetheless continue to recognize the revenue as barrier rental revenue until the buy-back option is either exercised or expired. Management expects barrier sales to be lower for 2018 as compared to annual barrier sales for 2017 due to the buy-back guarantee, while periods subsequent to the completion of delivery will be favorably effected by the continued recognition of deferred revenues in the category of barrier rentals.
Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased for the three and nine month periods ended September 30, 2018, compared to the same periods in 2017. The Company continues to see an increase in bids in the local markets of all three manufacturing facilities. Bids from the Columbia, South Carolina plant have picked up significantly. The Company recently received a large building order and management expects there to be an increase during the fourth quarter of 2018 in building and restroom sales, and also expects 2018 annual sales to match or exceed 2017 annual sales.
Utility and Farm Product Sales - Utility and farm products sales increased in the three month period ended September 30, 2018, as compared to the same period in 2017. Utility and farm products sales decreased in the nine month period ended September 30, 2018, as compared to the same period in 2017. Utility products are tied closely with infrastructure spending by federal, state and local governments. With the passage of the federal highway bill, and growth in residential and commercial construction, sales and bids on these products are slowly improving. Although there are competitors who specialize in lower priced utility products, the Company is much more competitive on large contracts. Management believes utility product sales will remain at the current level or slightly increase during the remainder of 2018.
Miscellaneous Product Sales - Miscellaneous products are products produced and sold that do not meet the criteria defined for other revenue categories. Miscellaneous product sales decreased for the three and nine month periods ended September 30, 2018, as compared to the same periods in 2017. Management believes that miscellaneous product sales will decrease for the remainder of the year.
Barrier Rentals - Barrier rentals increased for the three month period ended September 30, 2018 as compared to the same period in 2017. The increase is due to a focus on providing additional barrier rental services to customers and the recognition of revenue on the guaranteed buy-back agreement. Barrier rentals decreased significantly for the nine month period ended September 30, 2018, compared to the same period in 2017. The decrease is mainly due to a special project that occurred in the first quarter of 2017. Excluding the special project in 2017, barrier rental sales in the first nine months of 2018 increased when compared to the same period in 2017. With the Company expanding the barrier rental services, management believes it has the potential to increase barrier rental revenue for the remainder of 2018, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase. As stated above in Barrier Sales, barrier rental revenue will continue to be positively effected for future periods due to the accounting treatment afforded to the guaranteed buy-back agreement with a customer.
Royalty Income - Royalties decreased for the three and nine month periods ended September 30, 2018 as compared to the same periods in 2017. The decrease was due to the slow first quarter 2018 for barrier, which was attributable to poor weather conditions in the southern states. Management continues to seek new licensee opportunities to expand product offerings around the world. With steady increase in construction and infrastructure spending, management believes royalty revenue will be strong through the end of 2018, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue results when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended September 30, 2018, compared to the same period in 2017. The increase is due to shipping and installation associated with SlenderWall projects and expanded installation services through barrier rentals. Shipping and installation revenue decreased for the nine month period ended September 30, 2018, compared to the same period in 2017. The decrease resulted from minimal installation in the first quarter of 2018, mainly deriving from previously produced SlenderWall projects that were shipped and installed during the same period in 2017. The Company expects to expand shipping and installation services through additional products such as barrier and barrier rental. Management expects shipping and installation to increase through the end of 2018, although no assurance can be given.
Cost of Goods Sold - Total cost of goods sold for the three months ended September 30, 2018 decreased by $1,352 , or 16%, from the same period in 2017. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 77% for the three months ended September 30, 2018, an increase from 75% for the same period in 2017. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the third quarter of 2018, compared to the same period in 2017, is mainly due to decreased margins at the Columbia, South Carolina plant. Total cost of goods sold for the nine months ended September 30, 2018 decreased by $853 , or 3%, from the same period in 2017. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 79% for the nine months ended June 30, 2018, an increase from 74% for the same period in 2017. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the first nine months of 2018, compared to the same period in 2017, is mainly due to a short-term, high risk special project which occurred in the first quarter 2017 that had higher margins than typical manufacturing. The increase also resulted from design issues on soundwall projects at the Columbia, South Carolina plant, which required the Company to incorporate more steel than estimated in the projects and also increased the associated direct labor. The Company has corrected these design issues on future bids, but is still in negotiations to rectify the current contracts through change orders. Use tax associated with SlenderWall sales has also been reclassified to cost of goods sold from general and administrative expenses to better reflect cost allocation. The Company expects raw material prices to continue to increase through the remainder of 2018. The Company continues to seek vendor pricing opportunities, and focuses on lean production methods to create capacity and eliminate process waste, while driving value to the customer.
General and Administrative Expenses - For the three months ended September 30, 2018 the Company's general and administrative expenses decreased by $78, or 6%, to $1,305 from $1,383 during the same period in 2017. The decreased general and administrative expenses for the three month period ended September 30, 2018 is mainly attributed to an decrease in profit sharing accruals as compared to the same period in 2017. For the nine months ended September 30, 2018 the Company's general and administrative expenses increased by $219, or 6%, to $4,059 from $3,840 during the same period in 2017. The increased general and administrative expenses for the nine month period ended September 30, 2018 is mainly attributed to an increase in salaries and insurance related costs. General and administrative expense as a percentage of total revenue was 14% and 12% for the nine months ended September 30, 2018 and 2017, respectively. The percentage increase is due to the deferred revenue not recognized on the buy-back guarantee contract. The total unrecognized compensation cost related to non-vested restricted stock is approximately $316 as of September 30, 2018. Use tax associated with SlenderWall sales has also been reclassified to cost of goods sold from general and administrative expenses to better reflect cost allocation.
Selling Expenses - Selling expenses for the three months ended September 30, 2018 increased to $624 from $564 for the same period in 2017, or 5%. The increase was mainly due to an increase in salaries for the period. Selling expenses for the nine months ended September 30, 2018 increased to $1,913 from $1,825 for the same period in 2017, or 11%. The increase in sales expense for the nine month period was mainly related to an increase in salaries and advertising expenses. As the Company grows, additional selling expenses will be incurred. Management expects selling expenses to increase in 2018 as compared to 2017.
Operating Income - The Company had operating income for the three month period ended September 30, 2018 of $664, compared to operating income of $1,231 for the same period in 2017. The decrease in operating income for the three month period ended September 30, 2018 compared to the same period in 2017, was primarily due to the deferred revenue on the guaranteed buy-back agreement not being recognized as revenue for the quarter. The Company had operating income for the nine month period ended September 30, 2018 of $1,022, compared to operating income of $3,680 for the same period in 2017. The decrease in operating income for nine month period ended September 30, 2018, compared to the same period in 2017, was primarily due to the deferred revenue on the guaranteed buy-back agreement not being recognized as revenue, and the higher margin special project, which occurred in the first quarter 2017.
Interest Expense - Interest expense was $44 for both three month periods ended September 30, 2018 and 2017. Interest expense was $135 for both nine month periods ended September 30, 2018 and 2017. Although the Company added two small loans at the end of the first quarter 2018, larger loan balances continue to be paid down and are towards the end of the loan periods.

Income Tax Expense - The Company had an income tax expense of $172 with an effective rate of 25% for the three months ended September 30, 2018, compared to income tax expense of $474 with an effective rate of 39% for the same period in 2017. The Company had an income tax expense of $262 with an effective rate of 25% for the nine months ended September 30, 2018, compared to income tax expense of $1,323 with an effective rate of 36% for the same period in 2017.The change in tax rate is due to adoption of the Tax Cuts and Jobs Act during December 2017, which lowered the Federal tax rate from 34% to 21% prospectively.
Net Income - The Company had net income of $520 for the three months ended September 30, 2018, compared to net income of $748 for the same period in 2017. The basic and diluted income per share was $0.10 for the three months ended September 30, 2018, and the basic and diluted income per share was $0.15 for the three months ended September 30, 2017. The Company had net income of $790 for the nine months ended September 30, 2018, compared to net income of $2,317 for the same period in 2017. The basic and diluted income per share was $0.16 and $0.15 for the nine months ended September 30, 2018, respectively, and the basic and diluted income per share was $0.46 for the nine months ended September 30, 2017.

Liquidity and Capital Resources (dollar amounts in thousands)
The Company financed its capital expenditures and operating requirements for the nine months of 2018 primarily from cash balances and notes payable to a bank. The Company had $3,403 of debt obligations at September 30, 2018, of which $659 was scheduled to mature within twelve months. During the nine months ended September 30, 2018, the Company made repayments of outstanding debt in the amount of $479 and received $350 in proceeds of borrowings for the financing of two yard cranes.
The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $870 as of September 30, 2018. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2018 was $1,188.
The Company additionally has 15 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,345.
Under the loan agreement with the Bank, the Company is limited to annual capital expenditures of $3,500. The Company is in compliance with all covenants pursuant to the loan agreements.
The Company has a $4,000 line of credit increased from $2,000 previously, secured by accounts receivable and inventory. In addition, the Company has a commitment from the Bank in the amount of $1,500 for an equipment line of credit. Neither line of credit carried a balance at September 30, 2018. Both lines were recently renewed extending the maturity date on the $4,000 line of credit to October 1, 2019 and the $1,500 line of credit to November 28, 2019.
At September 30, 2018, the Company had cash and cash equivalents totaling $2,687 and $1,094 of investment securities, compared to cash and cash equivalents totaling $3,390 and $1,098 of investment securities at December 31, 2017. Investment securities at September 30, 2018 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of the increase in accounts receivable and a decrease in accounts payable at September 30, 2018 as compared to December 31, 2017, with the increase in accounts receivable due to an increase in retainage on several large projects. The purchase of capital assets and the repayment of notes payable were also factors in the decrease of cash and cash equivalents.
Capital spending for the nine months ended September 30, 2018 totaled $1,737, as compared to $2,569 for the same period in 2017. The 2018 expenditures were for new yard cranes and miscellaneous manufacturing equipment. The Company plans to make additional capital purchases of approximately $1,000 over the remainder of the year, excluding any plant expansions. The additional 2018 expenditures are expected to be for rental barrier, land improvements, and miscellaneous manufacturing equipment.
The Company reclassified the Deferred buy-back lease asset under investing activities from operating activities on the condensed consolidated statement of cash flows as it pertains to the accounting treatment under Topic 840 Leases. The Deferred buy-back lease asset is excluded from the capital expenditure limitations in the loan agreements with the Bank.
The Company received approval from the Bank for the financing of the North Carolina expansion and for additional land expansions at the Virginia manufacturing plant. The expansions are excluded from the capital expenditure limitations in the loan agreements with the Bank. Both projects began in the third quarter 2018. See "North Carolina Plant Expansion" below.
The Company's two mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Approximately 95% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 76 days for the nine months ended September 30, 2018 compared to 75 days for the year ended December 31, 2017. The increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.
The Company’s inventory was $3,262 at September 30, 2018 and $3,515 at December 31, 2017, or a decrease of $253. The decrease in inventory is due to sales of finished goods on hand at December 31, 2017. Inventory turnover was 12.3, annualized for the nine months ended September 30, 2018, compared to 11.4 for the same period in 2017.
In respect to the treatment of the buy-back agreement with one specific customer, the Statement of Cash Flows for the nine months ended September 30, 2018 treated the change in "Deferred buy-back lease obligation, net" as an addition to cash within "Cash flows from operating activities", whereby the offsetting "Deferred buy-back lease asset" was treated as a reduction of cash within "Cash flows from investing activities", and the depreciation related to the asset is treated as an increase in non-cash "Depreciation and amortization" within "Cash flows from operating activities".

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2017. There have been no changes as of September 30, 2018.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have increased for the first nine months of 2018. Steel tariffs have impacted pricing, as the demand for steel has also increased. The Company anticipates raw material prices will continue to increase over the remainder of 2018, although no assurance can be given regarding future pricing.

Sales Backlog

As of November 5, 2018, the Company’s sales backlog was approximately $31.0 million, as compared to approximately $21.7 million at the same time in 2017. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

North Carolina Plant Expansion

The Company currently owns 46 acres on which it is in the process of building a 15,000 square foot manufacturing plant with additional space for future expansion. This expansion is estimated to cost $3.3 million and will increase production and storage capacity. The project will be funded through bank financing. Management expects completion of the new facility by the end of the first quarter 2019 with manufacturing expected to begin during the second quarter 2019 at the new facility. The current North Carolina facility will remain operational during the construction of the new plant, and future use is not determined at this time. There can be no assurance as to the cost, financing, timetable, completion, or success of this project.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2018.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A.    Risk Factors

Not required

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Mine Safety Disclosures

Not applicable

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
10.1	Commitment Letter, dated September 18, 2018, for a line of credit in the amount of $4,000,000 with Summit Community Bank.
10.2	Commitment Letter, dated September 18, 2018, for an equipment line of credit in the amount of $1,500,000 with Summit Community Bank.
10.3	Commercial Line of Credit Agreement and Note, dated October 1, 2018, for a line of credit in the amount of $4,000,000 with Summit Community Bank.
10.4	Commercial Security Agreement, dated October 1, 2018, with Summit Community Bank.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 13, 2018	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2018	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)