Form 10-K
period 2018-12-31
SMITH MIDLAND CORP
filed 2019-03-26
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2018

or

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
Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2018 (the last business day of the Company’s most recently completed second fiscal quarter) was $22,936,322. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 5, 2019, the Company had outstanding 5,134,492 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
While the Company reported net income for the years ended December 31, 2018 and 2017, there are no assurances the Company can remain profitable in future periods,

•
our debt level increased in 2018, and our ability to satisfy the same cannot be assured,

•
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•
changes in general economic conditions in the Company's primary service areas,

•
adverse weather which inhibits the demand for our products,

•
our compliance with governmental regulations,

•
the outcome of future litigation, if any,

•
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•
the cyclical nature of the construction industry,

•
our exposure to increased interest expense payments should interest rates change,

•
the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

•
the other factors and information disclosed and discussed in other sections of this report.

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

PART I

Item 1    Business

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, highway, utilities and farming industries through its six wholly-owned subsidiaries. The Company's precast, licensing and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall®, a patent pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb some of the traffic noise; Sierra Wall™, a patented sound barrier primarily for roadside use; Easi-Set® and Easi-Span® patented transportable concrete buildings; and Beach Prisms™ erosion mitigating modules. In addition, the Company's precast subsidiaries produce farm products such as cattleguards and water and feed troughs as well as custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, retaining walls and utility vaults.

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

Market

The Company's precast concrete products market and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports, municipal utilities, and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall® exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states.  The Company's licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, Trinidad, Spain, and Chile.

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

Easi-Set SlenderWall® Lightweight Construction Panels

The SlenderWall® system is a prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's SlenderWall® system combines the essential components of a wall system into a single panel ready for interior dry wall mounting upon installation. The base components of each SlenderWall® panel consists of a galvanized stud frame with an exterior surface of approximately two-inch thick, steel reinforced, high-density, precast concrete (with integral water repellant), a thermal break, and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel fasteners that position the exterior concrete away from the steel frame to provide improved thermal performance.

SlenderWall® panels are approximately one-third the weight of traditional precast concrete walls of equivalent size, permanence and durability, and are also significantly improved as to permanence and durability. The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time, ease of erection, and the use of smaller cranes for installation. Closed-cell foam insulation and windows can be plant-installed further reducing cost and construction schedules.

The Company custom designs, manufactures, installs and licenses the SlenderWall® exterior cladding system. The exterior of the SlenderWall® system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick and can be integrated with other cladding materials.

Easi-Set Sierra Wall™

The Easi-Set Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use alongside highways around residential, industrial, and commercial properties. With additional reinforcement, Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system. This tongue and groove connection system and its foundation connection make Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project. The patented Sierra Wall II one-piece extended post and panel design reduces installation time and cost.

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

Easi-Set J-J Hooks® Highway Safety Barrier

The Easi-Set J-J Hooks® highway safety barriers (the "J-J Hooks Barriers") are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs and licenses for use on roadways to separate lanes of traffic (in free-standing, bolted, or pinned installations) in construction work zones or for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another.  J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration ("FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements. J-J Hooks Barriers that meet NCHRP-350 and MASH TL3 requirements are deemed eligible by the FHWA for federal-aid reimbursement. The Company has benn issued patents with respect to J-J Hooks in the United States, Canada, and other countries.

The Company has received “design protection” in the U.S for the “end taper” on each end of the barrier sections. The United States has issued a "trade dress" registration for the "end taper" design feature. Accordingly, in the United States, these features cannot be legally copied by others.

The proprietary feature of J-J Hooks Barriers is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier, resembling the letter "J" when viewed from directly above. The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "J-Hook" face each other. To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the J-Hook of an elevated section of the barrier above the J-Hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged using the cast-in alignment slot.

The Company believes that the J-J Hooks Barrier connection design is superior to other highway safety barriers that were positively connected through the "eye and pin" technique. Barriers incorporating this technique have eyes or loops protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins or long bolts through the eyes which connects and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barriers are easier and faster to install and remove, require a smaller crew, and eliminates the need for loose hardware to make the connection.

In March 1999, the FHWA approved the free-standing J-J Hooks Barrier (tested in accordance with NCHRP-350 Test Level 3) following successful crash testing in accordance with National Cooperative Highway Research Program requirements. In December 2012 the FHWA approved the pinned and bolted J-J Hooks and in March 2018 approved the free-standing J-J Hooks. In September 2018 the FHWA approved a 20-foot deisgn originally tested to NCHRP 350 TL3 requirements and approved by the FHWA (tested in accordance with MASH Test Level 3) for use on federally aided highway projects following the successful completion of crash testing based on criteria from the AASHTO Manual for Assessing Safety Hardware.

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

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 32 states have approved the MASH restrained barrier and 17 states have approved the MASH free-standing design as an alternate to their state standard. In Canada, the provinces of Alberta and Nova Scotia have approved the MASH tested barrier. The new J-J Hooks free-standing barrier successfully passed the two required MASH TL3 tests and in January 2018 and August 2018 received the FHWA federal-aid eligibility letters. The FHWA Eligibility letters B300 and B307 have been issued as of February 2018 and September 2018, respectively.

Easi-Set Precast Building and Easi-Span®  Expandable Precast Building

Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete buildings designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings and Restrooms are available in a variety of exterior finishes and in 38 standard sizes, or can be custom sized. The roof and floor of each Easi-Set Building is manufactured using the Company's second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location. The Company has been issued patents in connection with this product in the United States and Canada.

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

●
Communications Operations — to house fiber optics regenerators, switching stations and microwave transmission shelters, cellular phone sites, and cable television repeater stations.

●
Government Applications — to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; rest rooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

●
Utilities Installations — for electrical switching stations and transformer housing, gas control shelters and valve enclosures, water and sewage pumping stations, and storage of contaminated substances or flammable materials which require spill containment.

●
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

Beach Prisms™ Erosion Control Modules

In 2006, the Company began production and launched full-scale advertising and promotional efforts for its product, Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem. This product is expected to provide a higher margin than many of the Company’s other product lines. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline. Waves pass through the specially designed slots in the triangular 3-4 foot tall by 10 foot long Beach Prisms™ modules. The success of a Beach Prisms ™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties. The Company received “design protection” in the United States for the Beach Prisms™ in 2010.

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Each project must apply for approval by the appropriate state to obtain a permit to install the Beach Prism. Such approvals are meeting resistance from the environmental agencies, however, the Company believes approval is forthcoming. One permit was received from the State of Maryland, and the Company is hopeful to begin production to fulfill a potential order. In the event that approvals are not timely received, these orders may be cancelled.

H2Out™ Secondary Drainage System

H2Out™ is the first "in the caulk joint" secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence deterring lawsuits from tenants and owners of buildings. H2Out™ has been added as a feature of the SlenderWall® system and is being included in the product literature, website, and all sales presentations.

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

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries for the manufacturing and sale rights for certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set®/Easi-Span® Precast Buildings, SlenderWall®, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time training & administration license fee varying on the product licensed. License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product. In addition, Easi-Set®/Easi-Span® Buildings and SlenderWall® licensees pay the Company a monthly fee for co-op advertising & promotional programs. The Company produces and distributes advertising & promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company maintains 56 licensing agreements in the United States, 9 in Canada, and 1 each in Australia, Belgium, Mexico, New Zealand and Trinidad, for a total of 70 licensees worldwide.

The Company is continually discussing new license arrangements with potential precast companies and, although no assurance can be given, expects to increase its licensing activities.

Marketing and Sales

The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, advertisements in trade publications, and direct mail to end users. Currently, our South Carolina production facility is utilizing the sales force from the Virginia production facility until they fully establish their own.

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

The Company's precast product sales and barrier rental sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company's role in the bidding process is to provide estimates to the contractors desiring to include the Company's products or services in the contractor's bid. If a contractor who accepts the Company's bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company also occasionally negotiates with and sells directly to end-users.

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

Patents and Proprietary Information

The Company currently owns U.S., Canadian, Australian and New Zealand patents for J-J Hooks® highway barrier, U.S. and Canadian patents for Easi-Set® Precast Building features and U.S. patents for Sierra Wall. The original patents on the J-J Hooks barrier and SlenderWall have expired. Since the original patents were obtained, the Company has filed new patent applications, and obtained patents, for the crash tested J-J Hooks barrier. A patent application has also been filed for the newest version of SlenderWall. Additionally, the Company has “trade dress” applications for J-J Hooks features filed in the U.S., Australia, and New Zealand and “distinguishing guise” applications for J-J Hooks features filed in Canada. A U.S. “trade dress” application for Beach Prisms and the J-J Hooks "end taper" have been issued in the U.S.

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

Employees

As of March 5, 2019, the Company had a total of 220 employees, of which 191 are full-time, 8 are part-time and 21 are temporary workers, with 159 located at the Company's Midland, Virginia facility, 32 are located at the Company's facility in Reidsville, North Carolina and 29 are located at the Company's facility in Hopkins, South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates three manufacturing facilities. The largest manufacturing operations facility is a 44,000 square foot manufacturing plant located on approximately 28 acres of land in Midland, Virginia, of which the Company owns approximately 25 acres and 3 acres are leased from Rodney I. Smith, the Company's Chairman of the Board, at an annual rental rate of $24,000. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a covered steel reinforcing fabrication area of approximately 8,000 square feet. The Company's Midland facility also includes a large storage yard for inventory and stored materials.

 The Company's second manufacturing facility is located in Reidsville, North Carolina on ten acres of owned land and includes an 8,000 square foot manufacturing plant and administrative offices. The Company currently owns 46 acres on which it is in the process of building a 15,000 square foot manufacturing plant with additional space for future expansion. The expansion is estimated to cost $3.3 million and will increase production and storage capacity. The project will be funded through bank financing. Management expects completion of the new facility during the third quarter 2019 with manufacturing expected to begin during that same time period. The current North Carolina facility has remained operational during the construction of the new plant, and future use is not determined at this time. There can be no assurance as to the cost, financing, timetable, completion, or success of this project.

The Company's third manufacturing facility is located in Hopkins (Columbia), South Carolina. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space and administrative offices. The South Carolina facility gives the Company sufficient capacity to cover additional territory from the Atlantic Coast region to the northern part of Florida.

The Company's present facilities are adequate for its current needs.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTCQX Markets under the symbol "SMID".

As of March 5, 2019, there were approximately 100 record holders of the Company's Common Stock. Management believes there are at least 700 beneficial owners of the Company's Common Stock.

Dividends

Although the Company paid a dividend for seven consecutive years, the Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report. Dollar amounts are in thousands, except for per share amounts.

The Company generates revenues primarily from the sale, leasing, licensing, shipping and installation of precast concrete products for the construction, utility and farming industries. The Company's operating strategy has involved producing innovative and proprietary products, including Slenderwall™, a patent pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Barrier, a patented positive-connected highway safety barrier; Sierra Wall™, a patented sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system. In addition, the Company produces utility vaults; farm products such as cattleguards; and custom order precast concrete products with various architectural surfaces.

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

Overview

Overall, the Company’s financial performance was slightly lower in 2018 when compared to 2017. The Company had net income in 2018 in the amount of $1,687 compared to net income of $2,684 for 2017. The primary reason for the decrease in net profit was due to the deferred guaranteed buy-back agreement with a customer, which at December 31, 2018, had associated deferred revenues of $6,592 and deferred costs of $5,304, which amounts will increase as more product is delivered. Although barrier product sales are not being recognized, the Company has begun recognizing barrier rental revenue which will continue through the life of the customer's project. Accordingly, once all product is delivered to this customer, the Company will nonetheless continue to recognize the net profits from this project until the buy-back option is either exercised or expired. Delivery of product commenced in the second quarter of 2018 and is expected to be completed during the second quarter of 2019. The buy-back option expires when the customer completes the project utilizing the barrier, which is expected to be in 2022. Thus, whereas the Company will likely have completed its obligations in 2019, it will nonetheless continue to recognize net profits through 2022. It should be noted that the amount of the buy-back obligation is not amortized over this period, but as it is equal in the amount to revenue and expense, and the full amount of the net profit is recognized over this period. Sales were particularly strong in the first quarter of 2017 due to one large short-term barrier rental project, which produced profits slightly higher than our normal rental projects because of the large amount of preparation, installation and removal, and follow through that was accomplished in a short period of time that impacted the year-over-year comparison. Sales continue to look stable for 2019, with the current backlog and bidding remaining strong. Based on current market activity and the Company's backlog of $31.1 million as of March 5, 2019, management believes that 2019 will be another strong financial year for the Company, although no assurance can be given.

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

For the year ended December 31, 2018, the Company had total revenue of $40,220 compared to total revenue of $41,717 for the year ended December 31, 2017, a decrease of $1,497, or 3.6%. Sales include revenues from product sales, barrier rental income, royalty revenue, and shipping and installation income. Product sales are further divided into Soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set®/Easi-Span® buildings, utility and farm products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2018 and 2017 (in thousands):

Revenue by Type (Disaggregated Revenue)
	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$9,867	$7,571	$2,296	30.3%
Architectural Sales	876	829	47	5.7%
SlenderWall Sales	5,572	2,048	3,524	172.1%
Miscellaneous Sales	1,760	2,793	(1,033)	(37.0)%
Barrier Sales	7,264	11,276	(4,012)	(35.6)%
Easi-Set and Easi-Span Building Sales	2,114	2,484	(370)	(14.9)%
Utility and Farm Product Sales	1,232	1,492	(260)	(17.4)%
Miscellaneous Product Sales	474	562	(88)	(15.7)%
Total Product Sales	29,159	29,055	104	0.4%
Barrier Rentals	1,729	4,267	(2,538)	(59.5)%
Royalty Revenue	1,675	1,885	(210)	(11.1)%
Shipping and Installation	7,657	6,510	1,147	17.6%
Total Service Revenue	11,061	12,662	(1,601)	(12.6)%
Total Revenue	$40,220	$41,717	$(1,497)	(3.6)%

Soundwall Sales – Soundwall panel sales increased significantly by 30.3% in 2018 compared to 2017 due primarily to the larger number of projects in production during 2018 at all three manufacturing facilities as compared to 2017. The Company continued to have increasing soundwall sales out of Reidsville, North Carolina and Columbia, South Carolina to expand the customer base for highway soundwall panel production. Soundwall sales were higher at each location, driving the increase for 2018. Soundwall bid projects continue to remain strong in 2019 and management maintains a positive outlook with addtional projects being released on the east coast from Maryland to Georgia, although no assurance can be given on awards.

Architectural Sales – Architectural panel sales slightly increased by 5.7% in 2018 compared to 2017 as the Company was awarded more architectural wall panels to produce during 2018, which coincided with SlenderWall production (see the SlenderWall section below). The architectural product line is lagging far behind our other product lines, as it becomes a more of a commodity product in the market, but still continues to be a complimentary product to the Company's proprietary Slenderwall panel system. Management does believe, however, that 2019 architectural sales should increase over the 2018 sales volume.

SlenderWall Sales – SlenderWall panel sales increased significantly by 172.1% in 2018 when compared to 2017. The Company had a total of three SlenderWall projects in production in 2018, including the largest SlenderWall project ever produced. SlenderWall sales should stay strong in 2019 as the Company is working diligently to close numerous SlenderWall projects. Currently, the Company has received authorization to begin engineering and production on a couple of the projects by the owners. Management believes the SlenderWall projects have a high probability of being awarded to the Company, which will continue to increase awareness of the proprietary product in the marketplace, although no assurance can be given.

Miscellaneous Sales – Miscellaneous sales are highly customized precast concrete products that don't fit other standard revenue types. Miscellaneous sales decreased by 37.0% in 2018 when compared to 2017, due mainly to one large order for a highly customized barrier produced in 2017. Miscellaneous projects are difficult to predict from year to year, however, based on the Company's current backlog of orders and our bid outlook, management believes that production and sales of miscellaneous products in 2019 will be similar or less than 2018 levels.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent. In 2018 barrier sales decreased by 35.6% as compared to 2017. Although barrier production increased in 2018 as compared to 2017, a large portion is not being recognized as barrier sales due to the guaranteed buy-back agreement with a customer; instead the Company will recognize the income as barrier rental revenue (less associated expenses) over the duration of the project, for which deliveries began in the second quarter of 2018 and are expected to be completed during the second quarter of 2019. Accordingly, during and after product delivery to this customer, the Company will recognize revenue as barrier rental revenue until the buy-back option is either exercised or expired, which is expected to be in 2022. Thus, whereas the Company is likely to have completed its production and delivery of all product in 2019, it will recognize net profits through 2022. See "Overview". Management expects barrier sales to be lower for 2019 as compared to annual barrier sales for 2018.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales decreased by 14.9% in 2018 compared to 2017. The Company is currently producing buildings out of all three manufactcuring facilities. Building sales are expected in increase in 2019, although no assurance can be given.

Utility and Farm Product Sales – Utility and farm products are mainly underground utility vaults used in infrastructure construction. Utility and farm product sales decreased by 17.4% in 2018 compared to 2017. The utility market is extremely competitive, with many competitors who specialize in lower priced utility products. The Company is much more competitive on larger quantity projects, but did not receive significant orders during 2018. As the recently funded highway projects also require utility vaults for underground placement of utilities, management believes that manhole sales should improve for 2019.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, waste blocks or small add-on items. For 2018, miscellaneous product sales decreased by 15.7% when compared to 2017. The decrease in sales was due to less demand for these types of products. Management expects miscellaneous product sales to remain flat or decrease in 2019, as these products are typically small in nature and the Company focuses it's priorities on larger, more profitable jobs.

Barrier Rentals – Barrier rentals decreased by 59.5% in 2018 when compared to 2017. The decrease resulted primarily from one large rental contract awarded to the Company for a short-term barrier rental project in January 2017. As described in "Overview" and "Barrier Sales" above, the Company began recognizing revenue under a deferred guaruanteed buy-back agreement with a customer for barrier, which will continue until the buy-back option is either exercised or expires when the customer completes the project utilizing the barrier, which is expected to be in 2022. The Company's standard highway barrier rentals remained strong in 2018 with an increase over the year 2017. Management believes standard highway barrier rentals will continue to be strong in 2019 as the outlays for infrastructure spending by federal and state governments continues to increase. The Company increased its barrier rental fleet again during 2018, while also adding additional services and products to the rental division. The Company continues to pursue its rental barrier expansion plans for its local geographical sales areas and expects its core rental business to increase.

Royalty Revenue – Royalty revenues decreased by 11.1% in 2018 as compared to 2017. The decrease was a result of lower barrier royalties, which was mainly impacted by weather throughout the country. The Company signed addtional barrier and SlenderWall licensees during 2018. SlenderWall royalties continued to increase during 2018. The Company continues to explore opportunities around the world to expand the reach of SlenderWall and J-J Hooks barrier with the newest crash test being completed in Australia during 2018. Management believes that overall royalties will increase during 2019 as the construction industry continues to expand, especially in the infrastructure section of the market.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased by 17.6% for 2018 when compared to 2017. The increase was mainly due to the increase of delivery and installation of barrier associated with the deferred buy-back agreement and an increase in SlenderWall installation as compared to 2017. With large SlenderWall projects expected to be delivered in 2019, management believes that shipping and installation revenues for 2019 will be similar to 2018.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2018 was $29,730, a decrease of $523, or 1.7%, from $30,253 for the year ended December 31, 2017. Total cost of goods sold, as a percentage of total revenue not including royalties, increased to 77% for the year ended December 31, 2018 from 76% for the year ended December 31, 2017. The increase in the cost of goods sold as a percentage of total revenue was due, in part, to product mix and an increase in barrier rental sales. Raw material costs increased slightly in 2018 over 2017 with some inflationary pressures for the Company. Prices for steel and cement, some of our largest input costs, increased during 2018, and is expected to remain relatively flat in 2019. In addition, the Company had one large short-term barrier rental project in 2017 that sold at higher margins than many of our normal precast product sales, which had a favorable effect on margins for 2017. The Company continues to seek new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials and has changed several vendors due to better supply sources and better pricing.

General and Administrative Expenses – For the year ended December 31, 2018, the Company's general and administrative expenses increased by $422, or 8.0%, to $5,675 from $5,253 during the same period in 2017. The increase in general and administrative expenses resulted primarily from an increase in salaries and insurance expenses. The stock compensation continued in 2018 to reward and retain key associates for continuous improvement and performance.

Selling Expenses – Selling expenses for the year ended December 31, 2018 increased by $103, or 4.1%, to $2,599 from $2,496 for the year ended December 31, 2017. The increase was due to an increase in salary and commission expense with some of the largest sales contracts in Company history. The Company recently hired additional sales persons at the Columbia, South Carolina facility. With the current increase in sales and continued anticipation of increases in future years, additional sales persons remain a priority for the Company.

Operating Income – The Company had operating income for the year ended December 31, 2018 of $2,216 compared to operating income of $3,715 for the year ended December 31, 2017, a decrease of $1,499. The decrease in operating income was primarily the result of the deferred revenue of $6,592 and deferred costs of $5,304 associated with the guaranteed buy-back agreement, and the higher margin special project, which occurred in the first quarter of 2017.

Interest Expense – Interest expense was $176 for the year ended December 31, 2018 compared to $184 for the year ended December 31, 2017. The decrease of $8, or 4.3%, was due primarily to long-term balances nearing the end of the loan term. The North Carolina expansion is being financed primarily through borrowings, with expected completion in the third quarter of 2019, and accordingly, interest expense is expected to increase in 2019.

Income Tax Expense – The Company had income tax expense of $572 for the year ended December 31, 2018 compared to income tax expense of $1,057 for the year ended December 31, 2017. The Company had an effective rate of 25.3% for the year ended December 31, 2018 compared to an effective rate of 28.3% for the same period in 2017.

Net Income – The Company had net income of $1,687 for the year ended December 31, 2018, compared to net income of $2,684 for the same period in 2017. The basic and diluted income per share was $0.33 for 2018, compared to basic and diluted income per share of $0.53 for the year ended December 31, 2017. There were 5,080 basic and 5,096 diluted weighted average shares outstanding in 2018 and 5,042 basic and 5,079 diluted weighted average shares outstanding in the 2017.

Liquidity and Capital Resources

The Company financed its capital expenditures requirements for 2018 with cash flows from operations, cash balances on hand and notes payable to a bank. The Company had $4,503 of debt obligations at December 31, 2018, of which $1,711 is scheduled to mature within twelve months. During the twelve months ended December 31, 2018, the Company made repayments of outstanding debt in the amount $660.

The Company has a note payable to Summit Community Bank (the “Bank”) with a balance of $711 as of December 31, 2018. The note has a remaining term of approximately three years and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default. The Company's maintains a limit of $3,500 for annual capital expenditures, excluding acquisitions and plant expansions. At December 31, 2018, the Company was in compliance with all covenants pursuant to the loan agreement.

On March 27, 2016, the Company executed an agreement to purchase the land, building and fixtures of a facility located in Hopkins, South Carolina ("Smith-Columbia") for a purchase price of $1,550. The facility is located on 39 acres of land and has approximately 40,000 square feet of production space. The agreement was completed in July 2016, and was financed by a new 15 year term facility from the Bank. The note has a remaining term of approximately eleven and one-half years and a fixed interest rate of 5.29% annually with monthly payments of $11 and is secured by all of the assets of Smith-Columbia and a guarantee by the Company. The balance of the note payable at December 31, 2018 was $1,169.

In addition to the notes payable discussed above, the Company also has a $4,000 line of credit with the Bank that had a balance of $1,000 at December 31, 2018 used to fund the construction of the North Carolina expansion, which will be converted to long-term debt when the financing closes in 2019. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 18, 2019. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On September 18, 2018 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus ..5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 17, 2019. As of December 31, 2018, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2018, the Company had cash totaling $1,946 and $1,107 of investment securities available for sale compared to cash totaling $3,390 and $1,098 of investment securities available for sale at December 31, 2017. During 2018, the Company’s operating activities provided $8,472 of cash due mainly to the treatment of the deferred buy-back guarantee, which the Company received payment as the product was produced. In 2018, investing activities used $10,642 in cash primarily for the barrier associated with the guaranteed buy-back and for the purchase of property and capital equipment. Financing activities provided $726 in cash in 2018, resulting primarily from new loans for the North Carolina expansion and the financing of capital expenditures.

Capital spending, including financed additions, increased from $2,741 in 2017 to $5,234 in 2018. Capital expenditures in 2018 included spending for rental barrier, yard expansions in Virginia, the North Carolina expansion, and manufacturing equipment. In 2019, the Company intends to continue to make capital improvements which include additional yard expansions in Virginia and the North Carolina expansion, along with manufacturing equipment. The Company anticipates capital spending for 2019 to be $2,000 within the $3,500 loan covenant from the bank, excluding acquisitions and plant expansions which is expected to be an additional $2,200.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2018 was 86 days compared to 75 days in 2017. The DSO increased due to the increase in retainage outstanding on large SlenderWall projects. Although no assurance can be given, the Company believes that anticipated cash flow from operations with adequate project management on jobs will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2018 was $3,560 and at December 31, 2017 was $3,515, an increase of $45. The annual inventory turns for 2018 and 2017 were 11.9 and 7.1, respectively. The inventory turns for 2018 have increased due to the Company having limited inventory, and all major contracts were recognized in revenue, or as deferred revenue, as produced. Finished goods inventory remained flat for 2018 as compared to 2017.

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue as they are earned. Certain sales of Soundwall, Slenderwall, and other architectural concrete products are recognized over time. Over time contracts are estimated based on the number of units produced (output method) during the period multiplied by the unit rate stated in the contract. As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits on uncompleted contracts. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2018 and 2017, particularly in the purchases of certain raw materials such as cement and steel. The Company believes that raw material pricing will likely remain flat or slightly increase in 2019, although no assurance can be given regarding future pricing.

Backlog

As of March 5, 2019 the Company's sales backlog was approximately $31.1 million as compared to approximately $29.5 million at approximately the same time in 2018. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced through the year 2020. There has been an increase in the backlog for 2019 when compared to the approximately the same time in 2018, and the Company expects it to continue to grow as the Company continues to bid on large infrastructure and SlenderWall projects, although no assurance can be given.

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

The Company continues to evaluate its processes, both production and administrative processes, and has streamlined many of these processes through lean activities. During 2018 and 2017, the Company, through lean activities, has begun to to see positive effects to the bottom line. It is management's intention to continue in this effort on a significant level to help reach our goals for 2019 which are to substantially reduce quality issues, significantly reduce design and drawing issues, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking must be implemented company wide.

The Company is continuing its marketing, advertising and promotional efforts for both Beach Prisms™, a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem and H2Out™, the world’s first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding. While the Company has received a permit to install Beach Prisms™ at a specific site in Virginia and other states, and has received one permit in Maryland, it is still in the process of seeking to secure additional site permit approvals in Virginia and Maryland and the support of the appropriate environmental agencies in neighboring states for its Beach Prisms™. Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2018, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	80	1970	Chairman of the Board of Directors

Ashley B. Smith	56	1994	Chief Executive Officer, President, and Director

Wesley A. Taylor	71	1994	Director

James Russell Bruner	63	2018	Director

Richard Gerhardt	52	2016	Director

Adam J. Krick	33	2018	Chief Financial Officer

Background

The following is a brief summary of the background of each Director and executive officer of the Company:

Rodney I. Smith. Chairman of the Board of Directors. Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965. He served as President until 2012 and Chief Executive Officer until May 2018. Mr. Smith currently remains as a part-time employee of the Company. He has served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Company’s proprietary and patented products. He is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986. The Company believes that Mr. Smith’s extensive experience in the precast concrete products industry and his knowledge of the marketplace gives him the qualifications and skills necessary to serve in the capacity as the Chairman of the Board of Directors.

Ashley B. Smith.  Chief Executive Officer, President, and Director. Ashley B. Smith has served as Chief Executive Officer of the Company since May 2018, President of the Company since 2012, Vice President of the Company from 1990 to 2011, and as a Director since 1994. He is the immediate past Chairman of the National Precast Concrete Association. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience give him the qualifications and skills necessary to serve in the capacity as a director.

Wesley A. Taylor.  Director. Wesley A. Taylor served as Vice President of Administration of the Company from 1989 until 2017 and has served as a Director since 1994. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University. The Company believes that Mr. Taylor’s education, business experience and his extensive experience in the precast concrete industry gives him the qualifications and skills necessary to serve in the capacity as a director.

James Russell Bruner. Director. Mr. Bruner has served as a member of the Board of Directors of the Company since December 2018. Mr. Bruner has served as Chairman of Maersk Line, Limited (“Maersk Line”) since November 2016 and was President and Chief Executive Officer of Maersk Line from January 2014 to November 2017. Maersk Line owns and operates a fleet of container and tanker ships that are under the flag of the United States. These ships support military, government and humanitarian missions through the transportation of United States government cargo on an international basis. Through its subsidiaries, Maersk Line owns and/or operates ships designed to carry wheeled cargo and a fleet of tankers and maritime support vessels. Maersk Line operates as a subsidiary of A.P. Moller-Maersk A/S, an integrated transport and logistics company headquartered in Copenhagen, Denmark. Mr. Bruner attended Bridgewater College in Virginia. He is a graduate of the University of Michigan Executive Program and Harvard Business School's Advanced Management Program. The Company believes that Mr. Bruner's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He currently is serving his first term as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District. Mr. Gerhardt presently serves on the boards of Path Foundation (formally Fauquier Health Foundation), Virginia Gold Cup Association and Fauquier Free Clinic. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and a shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2018, except that James Russell Bruner filed his Form 3 Initial Statement of Beneficial Ownership of Securities one day after it was due during 2018.

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

Audit Committee

The Company created an Audit Committee in August 2018. The Audit Committee consists of James Russell Bruner and Richard Gerhardt, the two independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2018 and 2017 to the principal executive officer and the Company’s two most highly compensated executive officers other than the principal executive officer (the “named executive officers”) as of the end of 2018:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Rodney I. Smith	2018	123,247	60,350	—	102,000	285,597
Chief Executive Officer and Chairman of the Board (3)(4)	2017	116,774	64,230	228,900	102,000	511,904

Ashley B. Smith	2018	188,823	119,006	—	3,000	310,829
Chief Executive Officer and President (4)(5)	2017	201,994	59,808	—	3,000	264,802

Adam J. Krick	2018	134,437	20,350	17,225	3,000	175,012
Chief Financial Officer (6)

(1)  Represents salaries paid in 2018 and 2017 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)  Mr. Rodney I. Smith was paid $99,000 in each of 2018 and 2017, which is included in the column titled “All Other Compensation”, for royalty payments due under his employment contract with the Company, which is more fully described in the following section titled “Employment Contracts and Termination of Employment and Change in Control Arrangements”. In addition, Mr. Rodney Smith received director’s compensation in the amount of $3,000 for the years 2018 and 2017. Includes, under Stock Awards, 42,000 restricted shares granted to Mr. Smith in January 2017, vesting ratably, on an annual basis, over a three year vesting period. The value of the common stock shares at the grant date was $228,900.

(4)  Mr. Ashley B. Smith replaced Mr. Rodney I. Smith as Chief Executive Officer in May 2018.

(5)  Mr. Ashley B. Smith received director’s compensation in the amount of $3,000 for each of the years 2018 and 2017.

(6) Includes 2,500 restricted shares granted in January 2018 pursuant to the Company's 2016 Equity Incentive Plan, which shares vested in full immediately on the grant date. The value of the common stock shares at the grant date was $17,225. Mr. Krick received advisory director's compensation in the amount of $3,000 for the year 2018, as shown in "All Other Compensation".

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Rodney I. Smith	—	—	—	—	28,000	152,600	—	—
Ashley B. Smith	—	—	—	—	10,667	52,800	—	—
Adam J. Krick	—	—	—	—	167	825	—	—
TOTAL	—	—			38,834	206,225	—	—

(1) Restricted shares granted vest, ratably, on an annual basis, over three years from the date of grant. All shares were granted prior to 2018.

Compensation of Directors

All Directors receive $1,000 per meeting as compensation for their services as Directors and are reimbursed for expenses incurred in connection with the performance of their duties.

Fiscal 2018 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total ($)
Rodney I. Smith	3,000	—	—	—	—	—	3,000(1)
Ashley B. Smith	3,000	—	—	—	—	—	3,000(1)
Wesley A. Taylor	3,000	—	—	—	—	—	3,000
G. E. "Nick" Borst (retired)	3,000	—	—	—	—	—	3,000
James Russell Bruner	1,000	—	—	—	—	—	1,000
Richard Gerhardt	2,000	—	—	—	—	—	2,000

(1)
Reflected in Summary Compensation Table above.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company entered an Employment Agreement with Rodney I. Smith, its former Chief Executive Officer and current Chairman of the Board, effective as of September 30, 2002. The agreement provides for an annual base salary of $99,000 (“Base Salary”), which is reviewed at least annually and adjusted from time to time at the determination of the Board of Directors. It also provides for an annual royalty fee of $99,000 payable as consideration for Mr. Smith’s assignment to the Company of all of his rights, title and interest in and to the Patents (as defined in the agreement). Payment of the royalty continues for as long as the Company is using the inventions underlying the Patents. Mr. Smith is also entitled to a performance-based bonus as determined by the Board each calendar year.

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

Mr. Smith is currently being compensated in accordance with the employment agreement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 5, 2019, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	684,798	13.3%

Ashley B. Smith (1)(3)(4)(6)	173,042	3.4%

Wesley A. Taylor (1)(7)	28,667	*

Richard Gerhardt (8)(9)	2,000	*

James Russell Bruner	—	—

Adam J. Krick (1)(10)	3,390	*

ARS Investment Partners, LLC (11)	391,206	7.6%

Thompson Davis & Co., Inc. (12)	525,033	10.2%

Wax Asset Management, LLC (13)	538,490	10.5%

All directors and executive officers as a group (6 persons)(14)	891,897	17.4%

* Less than 1%.

(1)     The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, and Adam J. Krick is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4)     Does not include an aggregate of 79,883 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith. Also, does not include shares held by Merry Robin Bachetti, sister of Rodney I. Smith and aunt of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)     Does not include 2,500 shares of Common Stock held by Hazel Bowling, former wife of Rodney I. Smith, and mother of Mr. Smith’s children. Mr. Smith disclaims beneficial ownership of the shares held by Hazel Bowling. Includes 14,000 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(6)     Includes 10,667 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(7)     Includes 5,667 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(8)     Includes 667 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(9)     Address of holder is 8305 Old Dumfries Road, Catlett, VA 20119.

(10)   Includes 167 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(11)    Address of holder is 500 Fifth Avenue, Ste 1440, New York, NY 10110.

(12)    Address of holder is 15 S. 5th Street, Richmond, VA 23219.

(13)    Address of holder is 44 Cherry Lane, Madison, CT 06443.

(14)    Includes 31,168 unvested restricted shares for all directors and executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2018, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders (1)	—	—	—
Equity compensation plans not approved by security holders	—	—	226,500
Total	—	—	226,500

(1) A brief description of the Company's 2016 Equity Incentive Plan is contained in Note 6 of the Notes to Consolidated Financial Statements. The Equity Incentive Plan has a balance of 226,500 shares of stock unissued and available for award at December 31, 2018.

On October 13, 2016 the Company's Board of Directors adopted the Smith-Midland Corporation 2016 Equity Incentive Plan (the "Equity Incentive Plan"). Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity Incentive Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Incentive Plan subject to the limitations and other provisions of the Equity Incentive Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Incentive Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 226,500 remains available for issuance. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are two independent directors of the Company, Mr. James Russell Bruner and Mr. Richard Gerhardt. The test utilized by the Company for the determination of independence is that under the NASDAQ Marketplace Rules.

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

The Audit Committee has established pre-approval policies and procedures with respect to the engagement of BDO USA, LLP and such policies and procedures do not include the delegation of the responsibilities of the Audit Committee to management.

	2018	2017
Audit Fees	$168	$186
Tax Fees	54	52
Audit-Related Fees	10	10

Total Fees	$232	$248

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.6
A Credit Line Deed of Trust, dated April 20, 2011 and executed on April 26, 2011, between the Company and Summit Commit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011).

10.7
Promissory Note, dated September 12, 2013, in the amount of $2,100,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013).

10.8
Contract for Purchase and Sale, dated February 16, 2016, between Nelson Cherry Properties, LLC and Smith-Columbia Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.9
Promissory Note, dated July 19, 2016, in the amount of $1,317,500 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.10
Commercial Security Agreement, dated July 19, 2016, between the Company, as debtor, and Summit Community Bank, as secured party, related to Company’s note payable in the amount of $1,317,500 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.11
Commitment Letter, dated September 18,2018, for a line of credit in the of $4,000,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.12
Commitment Letter, dated September 18,2018, for an equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.13
Commercial Line of Credit Agreement and Note, dated October 1, 2018, for a line of credit in the amount of $4,000,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.14
Commerical Security Agreement, dated October 1, 2018, with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

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

SMITH-MIDLAND CORPORATION

Date: March 26, 2019	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 26, 2019	By:	/s/ Adam J. Krick
Adam J. Krick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 26, 2019
Rodney I. Smith

/s/ Ashley B. Smith	Director	March 26, 2019
Ashley B. Smith

/s/ Wesley A. Taylor	Director	March 26, 2019
Wesley A. Taylor

/s/ James Russell Bruner	Director	March 26, 2019
James Russell Bruner

/s/ Richard Gerhardt	Director	March 26, 2019
Richard Gerhardt

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2018 and 2017

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the summary of significant accounting policies and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Richmond, Virginia
March 26, 2019

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$1,946	$3,390
Investment securities, available-for-sale, at fair value	1,107	1,098
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $214 and $208), including contract retentions	12,281	8,967
Trade - unbilled	1,313	251
Inventories, net
Raw materials	1,005	819
Finished goods	2,555	2,696
Prepaid expenses and other assets	480	452
Refundable income taxes	909	1,359

Total current assets	21,596	19,032

Property and equipment, net	14,102	9,867

Deferred buy-back lease asset, net	5,304	—

Other assets	367	326

Total assets	$41,369	$29,225

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)
(continued)

	December 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$4,212	$3,059
Accrued expenses and other liabilities	610	588
Deferred revenue	1,683	1,144
Accrued compensation	1,556	1,231
Dividend payable	281	256
Line-of-credit construction draw	1,000	—
Current maturities of notes payable	711	637
Customer deposits	1,658	919

Total current liabilities	11,711	7,834

Deferred buy-back lease obligation	6,592	—
Notes payable - less current maturities	2,792	2,896
Deferred tax liability	1,427	1,290

Total liabilities	22,522	12,020

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,223,245 and 5,214,148 issued and 5,112,825 and 5,047,895 outstanding, respectively	51	51
Additional paid-in capital	5,973	5,719
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(37)	(19)
Retained earnings	12,962	11,556

Total stockholders’ equity	18,847	17,205

Total liabilities and stockholders' equity	$41,369	$29,225

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenue
Product sales	$29,159	$29,055
Barrier rentals	1,729	4,267
Royalties	1,675	1,885
Shipping and installation	7,657	6,510

Total revenue	40,220	41,717

Cost of goods sold	29,730	30,253

Gross profit	10,490	11,464

General and administrative expenses	5,675	5,253
Selling expenses	2,599	2,496

Total operating expenses	8,274	7,749

Operating income	2,216	3,715

Other income (expense)
Interest expense	(176)	(184)
Interest income	42	37
Gain on sale of assets	126	51
Other income	51	122

Total other income (expense)	43	26

Income before income tax expense	2,259	3,741

Income tax expense	572	1,057

Net income	$1,687	$2,684

Basic and diluted earnings per share	$0.33	$0.53

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017
Net income	$1,687	$2,684
Other comprehensive income (loss), net of tax: (1)
Net unrealized holding income (loss)	(18)	6
Comprehensive income	$1,669	$2,690

(1) Net unrealized income (loss) on available for sale securities are shown net of income tax (benefit) expense of ($6) and $10 for the years ended December 31, 2018 and 2017, respectively.

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance, January 1, 2017	$50	$5,192	$(102)	$(25)	$9,128	$14,243

Accrued dividends payable	—	—	—	—	(256)	(256)

Net unrealized holding gain	—	—	—	6	—	6

Proceeds from options exercised	1	116	—	—	—	117

Vesting of restricted stock	—	411	—	—	—	411

Net income	—	—	—	—	2,684	2,684

Balance, December 31, 2017	51	5,719	(102)	(19)	11,556	17,205

Accrued dividends payable	—	—	—	—	(281)	(281)

Net unrealized holding loss	—	—	—	(18)	—	(18)

Proceeds from options exercised	—	12	—	—	—	12

Vesting of restricted stock	—	242	—	—	—	242

Net income	—	—	—	—	1,687	1,687

Balance, December 31, 2018	$51	$5,973	$(102)	$(37)	$12,962	$18,847

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Reconciliation of net income to net cash provided by operating activities

Net income	$1,687	$2,684
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,247	926
Allowance for doubtful accounts	6	(139)
Gain on sale of fixed assets	(126)	(51)
Stock compensation	242	411
Deferred taxes	153	526
(Increase) decrease in
Accounts receivable - billed	(3,320)	(1,640)
Accounts receivable - unbilled	(1,062)	20
Inventories	(45)	(937)
Refundable income taxes	450	(1,107)
Prepaid expenses and other assets	(130)	(285)
Increase (decrease) in
Accounts payable - trade	1,153	969
Accrued expenses and other liabilities	22	294
Deferred revenue	539	420
Accrued compensation	325	347
Deferred buy-back lease obligation, net	6,592	—
Customer deposits	739	488

Net cash provided by operating activities	$8,472	$2,926

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
(continued)

	December 31,
	2018	2017
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(33)	$(32)
Purchases of property and equipment	(5,234)	(2,741)
Deferred buy-back lease asset	(5,507)	—
Proceeds from sale of fixed assets	132	46

Net cash absorbed by investing activities	(10,642)	(2,727)

Cash Flows From Financing Activities
Proceeds from the line-of-credit construction draw	1,000	—
Proceeds from long-term borrowings	630	184
Repayments of long-term borrowings	(660)	(584)
Dividends paid on common stock	(256)	(49)
Proceeds from options exercised	12	117

Net cash provided by or (absorbed by) financing activities	726	(332)

Net decrease in cash	(1,444)	(133)
Cash, beginning of year	3,390	3,523

Cash, end of year	$1,946	$3,390

Cash payments for interest	$176	$184
Cash payments for income taxes	$—	$1,292

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

Cash

The Company considers all unrestricted cash and money market accounts purchased with an original or remaining maturities of three months or less as cash.

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $65 and $39 at December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the Company has not identified any uncertain tax positions. The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2015. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

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

Revenue Recognition

Product Sales - Over Time

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company's performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize over time, the Company recognizes revenue over the contract terms based on the output method. The Company applied the "as invoiced" practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company's performance to date.

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

Product Sales - Point in Time

For certain product sales that do not meet the over time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists as the customers have gained physical possession of the product.

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (i.e. contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as "Customer deposits" (i.e. contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2018 and December 31, 2017, accounts receivable included contract retentions (in thousands) of approximately $1,704 and $1,065, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2018 and December 31, 2017, our allowances for doubtful accounts (in thousands) were $214 and $208, respectively.

Effect of Adopting ASC Topic 606

No adjustment to beginning 2018 retained earnings was recorded as a result of our adoption of Topic 606 due to no changes in the timing of our revenue recognition for our uncompleted contracts. Further, the difference in our results for 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect, for such contracts, did not change.

Sale to Customer with a Buy-Back Guarantee

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back product at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company receives payment in full as the product is produced, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation, included in "Deferred buy-back lease obligation" in the liabilities section of the consolidated balance sheet, is deferred until the buy-back is exercised or expired. The remaining sale proceeds are deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back is exercised or expired. The Company capitalizes the cost of the product on the consolidated balance sheet shown in "Deferred buy-back lease asset, net", and depreciates the value, less residual value, to cost of leasing revenue in "Cost of goods sold" over the estimated useful life of the asset.

In the case the customer does not exercise the buy-back option and retains ownership of the product at the end of the usage period, the guarantee buy-back liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the customer exercises the buy-back guarantee option, the Company purchases the product back in the amount equal to the buy-back guarantee, we settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and we reclassify the net book value of the product on the consolidated balance sheet to "Inventories" or "Property and equipment, net" depending on the intended use at the time. The revenue is being recognized in accordance with Topic 840, Leases.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type
	2018	2017	Change	% of Change
Product Sales:
Soundwall Sales	$9,867	$7,571	$2,296	30.3%
Architectural Sales	876	829	47	5.7%
Slenderwall Sales	5,572	2,048	3,524	172.1%
Miscellaneous Sales	1,760	2,793	(1,033)	(37.0)%
Barrier Sales	7,264	11,276	(4,012)	(35.6)%
Easi-Set and Easi-Span Building Sales	2,114	2,484	(370)	(14.9)%
Utility and Farm Product Sales	1,232	1,492	(260)	(17.4)%
Miscellaneous Product Sales	474	562	(88)	(15.7)%
Total Product Sales	29,159	29,055	104	0.4%
Barrier Rentals	1,729	4,267	(2,538)	(59.5)%
Royalty Revenue	1,675	1,885	(210)	(11.1)%
Shipping and Installation	7,657	6,510	1,147	17.6%
Total Service Revenue	11,061	12,662	(1,601)	(12.6)%
Total Revenue	$40,220	$41,717	$(1,497)	(3.6)%

Warranties

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for these types of expense, historically the amount of expense is minimal.

Sales and Use Taxes

Use taxes on construction materials are reported gross in cost of goods sold.

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation. Use tax was reclassified to Cost of goods sold from General and administrative expenses on the Condensed Consolidated Statements of Operations for the year ending December 31, 2017 of $117. There was no impact to net income for the period.

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with other related factors, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for doubtful accounts at December 31, 2018 is adequate. However, actual write-offs may exceed the recorded allowance. Due to inclement weather, the Company may experience reduced revenue from December through February and may realize the substantial part of its revenue during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $384 and $404 in 2018 and 2017, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through December 31, 2018.

Recent Accounting Pronouncement
Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective January 1, 2019, using the transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial tmer of 12 months or less off the consolidated balance sheet. We are finalizing our evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements and estimate approximately $400 of right-of-use assets and liabilities will be recognized in our consolidated balance sheet upon adoption.

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	December 31,
	2018	2017
Land and land improvements	$2,452	$1,538
Buildings	6,949	5,394
Machinery and equipment	12,709	10,913
Rental equipment	3,659	2,763

	25,769	20,608
Less: accumulated depreciation and amortization	(11,667)	(10,741)

	$14,102	$9,867

Depreciation expense and amortization (in thousands) was approximately $1,247 and $926 for the years ended December 31, 2018 and 2017, respectively.

NOTE 2. - NOTES PAYABLE

Notes payable consist of the following (in thousands):
	December 31,
	2018	2017
Note payable to a Bank, maturing September 2021; with monthly payments of approximately $26 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$799	$1,071

Note payable to a Bank, maturing July 2031; with monthly payments of approximately $11 of principal and interest fixed at 5.29%; collateralized by principally all assets of Smith-Columbia Corporation and guaranteed by Smith-Midland Corporation.	1,169	1,234

Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6.2 of principal and interest at prime at variable rate (5.29% at December 31, 2018 and 2017); collateralized by certain property of the Company.	163	227

Construction loan draw on-line-of-credit for the North Carolina Expansion, which is part of the $4,000 line-of-credit listed below	1,000	—

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2021; with monthly payments varying from $0.3 to $4.1 with weighted average interest at 4.7% and 4.2% at December 31, 2018 and 2017, respectively.	1,372	1,001

A revolving line-of-credit evidenced by a note payable to a Bank, with the maximum amount of $4,000, maturing October 1, 2019, with interest only payments and an initial rate of 5.00% adjustable monthly (5.50% at December 31, 2018). The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	—

	4,503	3,533
Less current maturities	1,711	637

	$2,792	$2,896

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The Company’s note payable, which matures in September 2021, with a balance (in thousands) of $799 at December 31, 2018, is secured by all of the assets of the Company. The commitment letter provided by the bank dated September 18, 2018 includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures and the payment of cash dividends. At December 31, 2018, the Company was in compliance with all covenants pursuant to the loan agreement, with the increase in the annual capital expenditures limit from $1,500 to $3,500, excluding acquisitions and plant expansions, during the year ended December 31, 2017 and for subsequent years.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2019	$1,711
2020	737
2021	577
2022	271
2023	216
Thereafter	991

$4,503

The construction loan draw on the line-of-credit is expected to be refinanced to long-term debt. Financing is expected to be secured in the second quarter of 2019, and at that time the $1,000 will be converted to a long-term note payable.

NOTE 3. - RELATED PARTY TRANSACTIONS

The Company currently leases a portion of its Midland, Virginia property from its Chairman of the Board, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for an annual rent of $24,000.

The Company has an employment agreement with its former CEO and current Chairman of the Board, Rodney I. Smith. The agreement provides for an annual base salary of $99,000 and an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents.

In the event the employment by the Company ceases as a result of the (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and bonus, and certain other accrued and unpaid amounts, or (ii) disability, he shall be entitled to Base Salary and bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts.

Mr. Smith is currently being compensated in accordance with the employment agreement.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 4. - INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2018	2017
Federal:
Current	$334	$455
Deferred	119	421
	453	876
State:
Current	85	76
Deferred	34	105
	119	181

	$572	$1,057

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2018		2017
Income taxes at statutory rate	$474	21.0%	$1,269	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	89	4.0%	136	3.6%
Deferred true-ups	58	2.6%	161	4.3%
Provision-to-return	(19)	(0.8)%	152	4.1%
Rate reduction	—	—%	(664)	(17.8)%
Other	(30)	(1.5)%	3	0.1%

	$572	25.3%	$1,057	28.3%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Depreciation	$(1,667)	$(1,185)
Unrealized losses on investments available for sale	(9)	5
Retainage	(425)	(264)
Allowance for doubtful accounts	53	52
Prepaid expenses	(78)	(98)
Vacation accrued	78	67
Deferred buy-back	321	—
State NOL carryforward	26	48
Deferred income	198	—
Other	76	85

Net deferred tax liability	$(1,427)	$(1,290)

NOTE 5. - EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2018 and 2017 were approximately $148 and $140, respectively.

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

Options granted under granted under the 2004 Stock Option Plan, generally vested over a three year period. The Company recognizes stock option expense over the vesting period. The Company did not record any stock option expense for the years 2018 and 2017 as all of the options were fully vested.

There were 10,333 options exercised for the year ending December 31, 2018 and there were 56,800 options exercised in 2017. There were no options outstanding and exercisable at December 31, 2018.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The following tables summarize activity under the 2004 Stock Option Plan of the Company and the stock options outstanding at December 31, 2018:

	Weighted Average Exercise Price	Options Outstanding	Vested and Exercisable
Balance, December 31, 2016	$1.96	68,133	68,133
Granted	—	—	—
Forfeited	(2.21)	(1,000)	(1,000)
Exercised	(1.89)	(56,800)	(56,800)

Balance, December 31, 2017	1.21	10,333	10,333
Granted	—	—	—
Forfeited	—	—	—
Exercised	(1.21)	(10,333)	(10,333)

Balance, December 31, 2018	$—	—	—

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. There were 2,500 and 72,000 shares of restricted stock issued during the years ended December 31, 2018 and December 31, 2017, respectively. The shares have a three year vesting period which vests ratably, on an annual basis, over a three year period. The total intrinsic value (in thousands) of the outstanding shares of restricted stock is $361.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. Restricted stock activity during the years ended December 31, 2017 and 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2016	103,000	$4.95
Granted	72,000	5.45
Vested	49,667	5.10
Forfeited	—	—

Non-vested, December 31, 2017	125,333	5.19
Granted	2,500	7.00
Vested	54,333	5.27
Forfeited	4,000	4.95

Non-vested, December 31, 2018	69,500	$5.19

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant that vested immediately. Stock compensation (in thousands) for the year ended December 31, 2018 was approximately $242, based upon the value at the date of grant. Stock compensation for the year ended December 31, 2017 was approximately $411, based upon the value at the date of grant. The total unrecognized compensation cost related to the non-vested restricted stock is approximately $361 as of December 31, 2018.

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

	As of December 31, 2018
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,107	$—	$—	$1,107

	As of December 31, 2017
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,098	$—	$—	$1,098

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

NOTE 8. - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with its former CEO and current Chairman of the Board, Rodney I. Smith. The agreement provides for an annual base salary of $99,000 and an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues only for as long as the Company is using the inventions underlying the patents.

In the event the employment by the Company ceases as a result of the (i) death, his estate shall be entitled to a lump sum payment of one times the combined Base Salary and bonus, and certain other accrued and unpaid amounts, or (ii) disability, he shall be entitled to Base Salary and bonus for a period of one year commencing with the date of termination, and all other unpaid accrued amounts.

Mr. Smith is currently being compensated in accordance with the employment agreement.

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business. In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

NOTE 9. - EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2018	2017
Basic earnings per share

Income available to common shareholder	$1,687	$2,684

Weighted average shares outstanding	5,080	5,042

Basic earnings per share	$0.33	$0.53

Diluted earnings per share

Income available to common shareholder	$1,687	$2,684

Weighted average shares outstanding	5,080	5,042
Dilutive effect of stock options and restricted stock	16	37

Total weighted average shares outstanding	5,096	5,079

Diluted earnings per share	$0.33	$0.53

There were no options or restricted stock excluded from the diluted earnings per share calculation for the years ended December 31, 2018 and December 31, 2017.