Form 10-Q
period 2019-03-31
SMITH MIDLAND CORP
filed 2019-05-14
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	SMID	OTCQX

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of May 6, 2019: 5,134,492 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	March 31, 2019 (Unaudited)	December 31, 2018
Current assets
Cash	$3,033	$1,946
Investment securities, available-for-sale, at fair value	1,134	1,107
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $228 and $214), including contract retentions	9,540	12,281
Trade - unbilled	564	1,313
Inventories, net
Raw materials	744	1,005
Finished goods (less reserves of $39)	2,303	2,555
Prepaid expenses and other assets	402	480
Refundable income taxes	394	909

Total current assets	18,114	21,596

Property and equipment, net	15,254	14,102

Deferred buy-back lease asset, net	5,531	5,304

Other assets	339	367

Total assets	$39,238	$41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2019 (Unaudited)	December 31, 2018
Current liabilities
Accounts payable - trade	$2,730	$4,212
Accrued expenses and other liabilities	585	610
Deferred revenue	1,214	1,112
Accrued compensation	741	1,556
Dividend payable	—	281
Line-of-credit construction draw	1,500	1,000
Deferred buy-back lease obligation	755	720
Operating lease liabilities	110	—
Current maturities of notes payable	719	711
Customer deposits	544	1,658

Total current liabilities	8,898	11,860

Deferred revenue	651	570
Deferred buy-back lease obligation	6,095	5,873
Operating lease liabilities	276	—
Notes payable - less current maturities	2,606	2,792
Deferred tax liability	1,435	1,427

Total liabilities	19,961	22,522

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,225,245 and 5,223,245 issued and 5,134,492 and 5,112,825 outstanding, respectively	51	51
Additional paid-in capital	6,057	5,973
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(22)	(37)
Retained earnings	13,293	12,962

Total stockholders' equity	19,277	18,847

Total liabilities and stockholders' equity	$39,238	$41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Product sales	$7,503	$7,453
Barrier rentals	573	309
Royalty income	306	221
Shipping and installation revenue	1,807	1,142

Total revenue	10,189	9,125

Cost of goods sold	7,967	7,534

Gross profit	2,222	1,591

Operating expenses
General and administrative expenses	1,208	1,468
Selling expenses	567	676

Total operating expenses	1,775	2,144

Operating income (loss)	447	(553)

Other income (expense)
Interest expense	(44)	(46)
Interest income	11	10
Gain on sale of assets	2	24
Other income	14	8

Total other income (expense)	(17)	(4)

Income (loss) before income tax expense	430	(557)

Income tax expense (benefit)	99	(135)

Net income (loss)	$331	$(422)

Basic and diluted earnings per share	$0.06	$(0.08)

Weighted average number of common shares outstanding:
Basic	5,134	5,114
Diluted	5,142	5,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$331	$(422)
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) (1)	15	(14)

Comprehensive income (loss)	$346	$(436)

(1) Unrealized losses on available-for-sale securities are shown net of income tax expense (benefit) of $5 and $(5) for March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2018	$51	$5,973	$(102)	$(37)	$12,962	$18,847
Net unrealized holding gain	—	—	—	15	—	15
Vesting of restricted stock	—	84	—	—	—	84
Net income	—	—	—	—	331	331
Balance, March 31, 2019	$51	$6,057	$(102)	$(22)	$13,293	$19,277

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2017	$51	$5,719	$(102)	$(19)	$11,556	$17,205
Net unrealized holding loss	—	—	—	(14)	—	(14)
Proceeds from options exercised	—	6	—	—	—	6
Vesting of restricted stock	—	117	—	—	—	117
Net loss	—	—	—	—	(422)	(422)
Balance, March 31, 2018	$51	$5,842	$(102)	$(33)	$11,134	$16,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$331	$(422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	426	248
Gain on sale of assets	(2)	(24)
Allowance for doubtful accounts	15	71
Stock compensation	84	117
Deferred taxes	3	(142)
(Increase) decrease in
Accounts receivable - billed	2,727	(937)
Accounts receivable - unbilled	750	(300)
Inventories	514	515
Prepaid expenses and other assets	514	(31)
Refundable income taxes	92	31
Increase (decrease) in
Accounts payable - trade	(1,482)	(325)
Accrued expenses and other liabilities	(25)	107
Deferred revenue	182	101
Accrued compensation	(815)	(610)
Deferred buy-back lease obligation	258	1,344
Customer deposits	(1,113)	(170)
Net cash provided by (used in) operating activities	2,459	(427)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8)	(8)
Purchases of property and equipment	(1,049)	(860)
Deferred buy-back lease asset	(358)	(1,076)
Proceeds from sale of fixed assets	2	38
Net cash used in investing activities	(1,413)	(1,906)
Cash flows from financing activities:
Proceeds from the line-of-credit construction draw	500	—
Proceeds from long-term borrowings	—	350
Repayments of long-term borrowings	(178)	(151)
Dividends paid on common stock	(281)	(256)
Proceeds from options exercised	—	6
Net cash provided by (used in) financing activities	41	(51)
Net increase (decrease) in cash	1,087	(2,384)
Cash
Beginning of period	1,946	3,390
End of period	$3,033	$1,006

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 and Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, summary of significant accounting policies, and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated December 31, 2018 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Recent Accounting Pronouncements

Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, “Fair Value (“FV”) Measurement (Topic 820).” Among other modifications, the standard removes the requirements to disclose: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the FV hierarchy; (ii) the policy for timing transfers between levels; and (iii) the valuation process for Level 3 FV measurements. The standard will require public entities to disclose: (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 FV measurements held at the end of the reporting period; and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 FV measurements. The additional disclosure requirements should be applied prospectively for the most recent interim or annual period presented in the fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. The amendments in this standard are effective for fiscal years ending after December 15, 2019. Early adoption is permitted, and an entity may adopt the removed or modified disclosures and delay the adoption of new disclosures until the effective date. We have not completed our assessment of the standard but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Recently Adopted Accounting Pronouncements

Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective January 1, 2019, using the transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off the consolidated balance sheet. We have finalized our evaluation of the impacts that the adoption of this accounting guidance on the consolidated financial statements and have approximately $400 of right-of-use assets, included in property and equipment, and liabilities recognized in our consolidated balance sheet, amortized over the expected lives of the leases upon adoption.

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018. We did not exercise the option to make this reclassification.

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

As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable - unbilled". Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as customer deposits (i.e. contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At March 31, 2019 and December 31, 2018, accounts receivable included contract retentions of approximately $1,389 and $1,704, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2019 and December 31, 2018, our allowances for doubtful accounts were $228 and $214, respectively.

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

In the case the customer does not exercise the buy-back option and retains ownership of the product at the end of the usage period, the guarantee buyback liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the customer exercises the buy-back guarantee option, the Company purchases the product back in the amount equal to the buyback guarantee, we settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and we reclassify the net book value of the product on the consolidated balance sheet to "Inventories" or "Property and equipment, net" depending on the intended use at the time. The revenue is being recognized in accordance with Topic 840, Leases.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type	Three Months Ended March 31,
	2019	2018	Change	% of Change
Product Sales:
Soundwall Sales	$2,114	$2,480	$(366)	(15)%
Architectural Panel Sales	—	213	(213)	(100)%
SlenderWall Sales	1,963	1,143	820	72%
Miscellaneous Wall Sales	363	493	(130)	(26)%
Barrier Sales	1,591	2,285	(694)	(30)%
Easi-Set and Easi-Span Building Sales	1,034	502	532	106%
Utility Sales	308	214	94	44%
Miscellaneous Sales	130	123	7	6%
Total Product Sales	7,503	7,453	50	1%
Barrier Rentals	573	309	264	85%
Royalty Income	306	221	85	38%
Shipping and Installation Revenue	1,807	1,142	665	58%
Total Service Revenue	2,686	1,672	1,014	61%

Total Revenue	$10,189	$9,125	$1,064	12%

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation, including separation of current and non-current portion of deferred revenue and deferred buy-back lease obligation.

NOTE 2. – NET INCOME (LOSS) PER SHARE

Basic earnings per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of March 31, 2019, there are no outstanding stock options. For periods prior to March 31, 2019 outstanding options were excluded from the diluted earnings per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows:

	Three Months Ended March 31,
	2019	2018
Basic income (loss) per share

Net income (loss)	$331	$(422)

Weighted average shares outstanding	5,134	5,114

Basic income (loss) per share	$0.06	$(0.08)

Diluted income (loss) per share

Net income (loss)	$331	$(422)

Weighted average shares outstanding	5,134	5,114
Dilutive effect of stock options and restricted stock	8	—

Total weighted average shares outstanding	5,142	5,114

Diluted income (loss) per share	$0.06	$(0.08)

NOTE 3. – NOTES PAYABLE (dollar amounts in thousands)

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $730 as of March 31, 2019. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at March 31, 2019 was $1,153.

The Company additionally has 13 smaller installment loans with annual interest rates between 2.94% and 5.75% and varying balances totaling $1,442.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2019.

In addition to the notes payable discussed above, the Company also has a $4,000 line of credit with the Bank that had a balance of $1,500 at March 31, 2019 used to fund the construction of the North Carolina expansion, which will be converted to long-term debt when the financing closes in 2019. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 18, 2019. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On September 18, 2018 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus ..5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 17, 2019. As of March 31, 2019, the Company had not purchased any equipment pursuant to the $1,500 commitment.

NOTE 4. – STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2018	69,500	$5.19
Granted	2,000	7.43
Vested	(21,667)	(5.63)
Forfeited	—	—

Non-vested, end of period	49,833	$5.15

Awards are being amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2019 for 2,000 shares of restricted stock, and one grant in January 2018 for 2,500 shares of restricted stock, which vested upon grant. There was stock compensation expense of approximately $84 for the three months ended March 31, 2019 and $117 for the three months ended March 31, 2018. The total unrecognized compensation cost as of March 31, 2019 related to the non-vested restricted stock is approximately $192.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
While the Company was profitable for the years ended December 31, 2018 and 2017, and for the first quarter 2019, there are no assurances that the Company can remain profitable in future periods,

●
our debt level increased in 2018 and in the first quarter 2019, and our ability to satisfy the same cannot be assured,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
changes in general economic conditions in the Company’s primary service areas,

●
adverse weather, which inhibits the demand for our products,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change,

●
the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

           The Company had (in thousands) net income of $331 for the first quarter 2019 compared to a net loss of $422 for the first quarter 2018. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2019 was 81%, as compared to 85% for the three months ended March 31, 2018. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the first quarter of 2019, compared to the first quarter of 2018, is due to the increase in SlenderWall sales and barrier rentals which tend to have higher margins than commodity products and services. Total sales for the three month period ended March 31, 2019 were $10,189 compared to $9,125 for the same period in 2018. The increase was mainly from SlenderWall and Easi-Set building sales, and barrier rentals, which were impacted favorably from the deferred buy-back revenue recognition, and shipping and installation revenue. With respect to the barrier customer contract described in Note 1 ("Sale to Customer with a Buy-Back Guarantee"), although barrier product sales from this contract are not being recognized, the Company has begun recognizing barrier rental revenue which will continue through the life of the customer's project. Accordingly, once all product is delivered to this customer, the Company will nonetheless continue to recognize the net profits from this project until the buy-back option is either exercised or expired. Delivery of product commenced in the second quarter of 2018 and is expected to be completed during the third quarter of 2019. The buy-back option expires when the customer completes the project utilizing the barrier, which is expected to be in 2022. Thus, whereas the Company will likely have completed its production and delivery/installation obligations in 2019, it will nonetheless continue to recognize net profits through 2022. Management expects sales and margins to increase for the remainder of 2019 as compared to the first quarter 2019, although no assurance can be given.

Results of Operations (dollar amounts in thousands, except per share data)

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Sales include revenues from product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month period ended March 31, 2019, and 2018.

Revenue by Type (Disaggregated Revenue)
	2019	2018	Change	% of Change
Product Sales:
Soundwall Sales	$2,114	$2,480	$(366)	(15)%
Architectural Panel Sales	—	213	(213)	(100)%
SlenderWall Sales	1,963	1,143	820	72%
Miscellaneous Wall Sales	363	493	(130)	(26)%
Barrier Sales	1,591	2,285	(694)	(30)%
Easi-Set and Easi-Span Building Sales	1,034	502	532	106%
Utility Sales	308	214	94	44%
Miscellaneous Sales	130	123	7	6%
Total Product Sales	7,503	7,453	50	1%
Barrier Rentals	573	309	264	85%
Royalty Income	306	221	85	38%
Shipping and Installation Revenue	1,807	1,142	665	58%
Total Service Revenue	2,686	1,672	1,014	61%

Total Revenue	$10,189	$9,125	$1,064	12%

Soundwall Sales - Soundwall sales decreased for the three month period ended March 31, 2019 when compared to the same period in 2018. The decrease for the three month period in soundwall sales is mainly attributed to the reduction in soundwall production at the South Carolina plant in the first quarter 2019. The Virginia plant has increased soundwall production for their largest order ever, which will continue production into 2020. North Carolina soundwall production continues to be strong in 2019. With the current backlog and continued increase in highway work, management expects soundwall sales to trend up for the remainder of the year 2019.

Architectural Panel Sales - Architectural panel sales were zero for the three months ended March 31, 2019, compared to $213 during the same period in 2018. Revenue is expected to remain at a low volume through the remainder of 2019. There will be production during the second quarter 2019, but this will not be a large portion of revenue. Architectural panel sales continue to be a smaller complimentary product to the Company's high profile proprietary product SlenderWall.

SlenderWallTM   - There were significant SlenderWall panel sales for the three month period ended March 31, 2019, as compared to the same period in 2018, with an increase in revenue of $820, or 72%. SlenderWall sales are projected to be slightly lower for the second quarter, but the Company continues to have strong demand for this proprietary product. SlenderWall continues to remain a focus of the Company, with the hiring of a new regional sales manager with the main focus on SlenderWall.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three month period ended March 31, 2019, when compared to the same period in 2018. The Company had very few miscellaneous wall projects during the first three months of 2019 and 2018. With varying market demand, miscellaneous wall sales are expected to remain low for 2019 until selective miscellaneous wall projects are released, which can be very profitable due to their unique characteristics.

Barrier Sales - Barrier sales decreased during the three month period ended March 31, 2019, compared to the same periods in 2018. Although barrier production has decreased, the Company is completing production of its largest order ever during the second quarter of 2019. A large portion of production is not being recognized as barrier sales due to the guaranteed buy-back agreement with a customer; instead the Company is recognizing the income as barrier rental revenue over the duration of the project, for which deliveries began in the second quarter of 2018 and are expected to be completed during the third quarter 2019. Accordingly, during and after product delivery to this customer, the Company will recognize the revenue as barrier rental revenue until the buy-back option is either exercised or expired, which is expected to be in 2022. Thus, whereas the Company is likely to have completed its production and delivery of all product in 2019, it will recognize net profits through 2022. Management expects barrier sales to be lower for 2019 as compared to annual barrier sales for 2018. Beyond 2019 future barrier sales growth is expected with the new MASH TL3 requirements, although no assurance can be given.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased significantly for the three month period ended March 31, 2019, compared to the same period in 2018, by $532 or 106%. The Company continues to produce buildings at all three manufacturing facilities. The Columbia, South Carolina plant recently received a large building order and management expects there to be an increase during the second quarter of 2019 in building and restroom sales, and also expects 2019 annual sales to match or exceed 2018 annual sales.

Utility Sales - Utility and farm products sales increased in the three month period ended March 31, 2019, as compared to the same period in 2018. Utility products are tied closely with infrastructure spending by federal, state and local governments. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize in lower priced utility products. Management believes utility product sales will remain at the current level or slightly increase during the remainder of 2019.

Miscellaneous Sales - Miscellaneous sales are items sold that do not meet the criteria defined for other revenue categories. Miscellaneous sales slightly increased for the three month period ended March 31, 2019, as compared to the same period in 2018. Management believes that miscellaneous product sales will remain low for the remainder of the year.

Barrier Rentals - Barrier rentals increased significantly for the three month period ended March 31, 2019, as compared to the same period in 2018, in the amount of $264, or 85%. The increase is mainly due to the recognition of revenue associated with the guaranteed buy-back agreement deferral. The Company's core barrier rental fleet also showed an increase for the three months ended March 31, 2019, as compared to the same period in 2018, with rentals increasing by 24%. With the Company expanding the barrier rental services, management believes it has the potential to increase barrier rental revenue for the remainder of 2019, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase. As stated above in Barrier Sales, barrier rental revenue will continue to be positively effected for future periods due to the accounting treatment afforded to the guaranteed buy-back agreement with a customer.

Royalty Income - Royalties increased for the three month period ended March 31, 2019 as compared to the same period in 2018. The increase over the prior year was mainly attributed to poor weather conditions in the first quarter 2018. Management continues to seek new licensee opportunities to expand product offerings around the world. With steady increase in construction and infrastructure spending, management believes royalty revenue will be higher in 2019 as compared to 2018, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue results when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended March 31, 2019, compared to the same period in 2018. The increase is mainly derived from shipping and installation associated with barrier and barrier rental deliveries, which increased significantly in the first quarter 2019 compared to the first quarter 2018. The Company continues to expand shipping and installation services through products such as barrier and barrier rental to help drive top and bottom line performance.

Cost of Goods Sold - Total cost of goods sold for the three months ended March 31, 2019 increased by $433, or 6%, from the same period in 2018. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 81% for the three months ended March 31, 2019, an decrease from 85% for the same period in 2018. The decrease mainly resulted from an increase in barrier rentals and SlenderWall sales which tend to have higher margins than commodity products and services. The Company expects raw material prices to increase during the remainder of 2019, although it has had slight decreases in steel prices. The Company continues to seek vendor pricing opportunities, and focuses on lean production methods to improve quality, create capacity, and eliminate process waste, while driving value to the customer.

General and Administrative Expenses - For the three months ended March 31, 2019 the Company's general and administrative expenses decreased by $260, or 22%, to $1,208 from $1,468 during the same period in 2018. The decreased general and administrative expenses for the three month period ended March 31, 2019 is mainly attributed to a decrease in non-cash stock compensation as compared to the same period in 2018, and salaries which decreased due to a portion of 2017 profit sharing paid and expensed during the first quarter 2018. General and administrative expense as a percentage of total revenue was 12% and 16% for the three months ended March 31, 2019 and 2018, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2019 decreased to $567 from $676 for the same period in 2018, or 16%. The decrease was mainly due to a decrease in salaries and commissions paid for the period as compared to the prior year when large jobs were awarded. As the Company grows, additional selling expenses will be incurred. Management expects selling expenses to increase in 2019 as compared to 2018.

Operating Income - The Company had operating income for the three month period ended March 31, 2019 of $447, compared to an operating loss of $553 for the same period in 2018. The increase in operating income for the three month period ended March 31, 2019 compared to the same period in 2018, was due to increase profit margins and decreased sales, general and administrative costs.

Interest Expense - Interest expense was $44 and $46 for the three month periods ended March 31, 2019 and 2018, respectively. The Company expects interest expense to increase for the full year 2019, as compared to the full year 2018, due to the debt financing on the North Carolina expansion project.

Income Tax Expense - The Company had an income tax expense of $99 with an effective rate of 23% for the three months ended March 31, 2019, compared to an income tax benefit of $135 with an effective rate of 24% for the same period in 2018.

Net Income - The Company had net income of $331 for the three months ended March 31, 2019, compared to a net loss of $422 for the same period in 2018. The basic and diluted income per share was $0.06 for the three months ended March 31, 2019, and the basic and diluted loss per share was $0.08 for the three months ended March 31, 2018.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company financed its capital expenditures and operating requirements for the first three months of 2019 primarily from cash balances and the line-of-credit construction draws. The Company had $3,325 of debt obligations at March 31, 2019, of which $719 was scheduled to mature within twelve months, along with the line of credit balance of $1,500. During the three months ended March 31, 2019, the Company made repayments of outstanding debt in the amount of $178. The Company had draws on the line of credit of $500 during the three months ended March 31, 2019.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $730 as of March 31, 2019. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect of the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at March 31, 2019 was $1,153.

The Company additionally has 13 smaller installment loans with annual interest rates between 2.94% and 5.29% and varying balances totaling $1,442.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500. The Company is in compliance with all covenants pursuant to the loan agreements.

In addition to the notes payable discussed above, the Company also has a $4,000 line of credit with the Bank that had a balance of $1,500 at March 31, 2019 used to fund the construction of the North Carolina expansion, which will be converted to long-term debt when the financing closes in 2019. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 18, 2019. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On September 18, 2018 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 17, 2019. As of March 31, 2019, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At March 31, 2019, the Company had cash totaling $3,033 and $1,134 of investment securities, compared to cash totaling $1,946 and $1,107 of investment securities at December 31, 2018. Investment securities at March 31, 2019 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of the decrease in accounts receivable at March 31, 2019 as compared to December 31, 2018.

Capital spending for the three months ended March 31, 2019 totaled $1,049, as compared to $860 for the same period in 2018. The 2019 expenditures were mainly for the North Carolina plant expansion along with yard and manufacturing equipment. The Company plans to make additional capital purchases of approximately $2,500 over the remainder of the year, excluding the North Carolina plant expansion. The additional 2019 expenditures are expected to be for rental barrier, land improvements, and miscellaneous manufacturing equipment.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 93 days for the three months ended March 31, 2019 compared to 86 days for the year ended December 31, 2018. The increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory was $3,047 at March 31, 2019 and $3,560 at December 31, 2018, or a decrease of $513. The decrease in inventory is due to sales of finished goods on hand at December 31, 2018 and the decrease in raw materials for use in production during the first quarter 2019. Inventory turnover was 11.3, annualized for the three months ended March 31, 2019, compared to 10.4 for the same period in 2018.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2018. There have been no changes as of March 31, 2019.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have remained flat for the first three months of 2019. The Company anticipates raw material prices will increase over the remainder of 2019, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 6, 2019, the Company’s sales backlog was approximately $31.2 million, as compared to approximately $38.4 million at the same time in 2018. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

North Carolina Plant Expansion

The Company currently owns 46 acres on which it is in the process of building a 15,000 square foot manufacturing plant with additional space for future expansion in North Carolina. This expansion is estimated to cost $3.3 million and will increase production and storage capacity. The project will be funded through bank financing and cash. Management expects completion of the new facility during the third quarter 2019. The current North Carolina facility will remain operational during the construction of the new plant, and future use is not determined at this time. There can be no assurance as to the cost, financing, timetable, completion, or success of this project.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2019.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

10.2
Promissory Note, dated July 19, 2016, in the amount of $1,317,500 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.3
Commercial Security Agreement, dated July 19, 2016, between the Company, as debtor, and Summit Community Bank, as secured party, related to Company’s note payable in the amount of $1,317,500 with Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2016).

10.4
Commitment Letter, dated September 18,2018, for a line of credit in the of $4,000,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.5
Commitment Letter, dated September 18,2018, for an equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.6
Promissory Note, dated October 6, 2017, for the acquisition of six acres of land purchased in 2016 in the amount of $239,232 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2017).

10.7	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).
14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Additional exhibits (10.1-10.7, 14.1) provided due to broken links when included in exhibit list on Form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 14, 2019	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2019	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)