Form 10-Q
period 2019-06-30
SMITH MIDLAND CORP
filed 2019-08-08
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-13752

Smith-Midland Corporation
(Exact name of Registrant as specified in its charter)

Delaware	54-1727060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5119 Catlett Road, P.O. Box 300
Midland, VA 22728
(Address, zip code of principal executive offices)

(540)  439-3266
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SMID	OTCQX

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

Common Stock, $0.01 par value, outstanding as of August 2, 2019: 5,134,492 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	June 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash	$1,641	$1,946
Investment securities, available-for-sale, at fair value	1,156	1,107
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $270 and $214), including contract retentions	11,085	12,281
Trade - unbilled	267	1,313
Inventories, net
Raw materials	499	1,005
Finished goods (less reserves of $39)	2,504	2,555
Prepaid expenses and other assets	553	480
Refundable income taxes	210	909

Total current assets	17,915	21,596

Property and equipment, net	15,894	14,102

Deferred buy-back lease asset, net	5,376	5,304

Other assets	313	367

Total assets	$39,498	$41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2019 (Unaudited)	December 31, 2018
Current liabilities
Accounts payable - trade	$2,560	$4,212
Accrued expenses and other liabilities	184	610
Deferred revenue	1,418	1,112
Accrued compensation	822	1,556
Dividend payable	—	281
Line-of-credit construction draw	1,500	1,000
Deferred buy-back lease obligation	889	720
Operating lease liabilities	107	—
Current maturities of notes payable	740	711
Customer deposits	1,241	1,658

Total current liabilities	9,461	11,860

Deferred revenue	610	570
Deferred buy-back lease obligation	5,738	5,873
Operating lease liabilities	252	—
Notes payable - less current maturities	2,468	2,792
Deferred tax liability	1,339	1,427

Total liabilities	19,868	22,522

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,225,245 and 5,223,245 issued and 5,134,492 and 5,112,825 outstanding, respectively	52	51
Additional paid-in capital	6,126	5,973
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(12)	(37)
Retained earnings	13,566	12,962

Total stockholders' equity	19,630	18,847

Total liabilities and stockholders' equity	$39,498	$41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2019	2018
Revenue
Product sales	$7,327	$6,943
Barrier rentals	582	340
Royalty income	429	506
Shipping and installation revenue	2,514	2,044

Total revenue	10,852	9,833

Cost of goods sold	8,696	6,857

Gross profit	2,156	2,976

Operating expenses
General and administrative expenses	1,143	1,452
Selling expenses	640	613

Total operating expenses	1,783	2,065

Operating income	373	911

Other income (expense)
Interest expense	(40)	(44)
Interest income	11	9
Gain on sale of assets	10	31
Other income	5	9

Total other income (expense)	(14)	5

Income before income tax expense	359	916

Income tax expense	86	225

Net income	$273	$691

Basic and diluted earnings per share	$0.05	$0.14

Weighted average number of common shares outstanding:
Basic	5,134	5,080
Diluted	5,143	5,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,
	2019	2018
Net income	$273	$691
Other comprehensive income, net of tax:
Net unrealized holding gain (1)	10	1

Comprehensive income	$283	$692

(1) Unrealized gains on available-for-sale securities are shown net of income tax expense of $3 and $1 for June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Six Months Ended June 30,
	2019	2018
Revenue
Product sales	$14,831	$14,396
Barrier rentals	1,163	649
Royalty income	735	727
Shipping and installation revenue	4,312	3,186

Total revenue	21,041	18,958

Cost of goods sold	16,663	14,391

Gross profit	4,378	4,567

Operating expenses
General and administrative expenses	2,350	2,919
Selling expenses	1,207	1,290

Total operating expenses	3,557	4,209

Operating income	821	358

Other income (expense)
Interest expense	(85)	(90)
Interest income	21	19
Gain on sale of assets	12	55
Other income	20	18

Total other income (expense)	(32)	2

Income before income tax expense	789	360

Income tax expense	185	90

Net income	$604	$270

Basic and diluted earnings per share	$0.12	$0.05

Weighted average number of common shares outstanding:
Basic	5,134	5,076
Diluted	5,141	5,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Net income	$604	$270
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) (1)	25	(13)

Comprehensive income	$629	$257

(1) Unrealized gains (losses) on available-for-sale securities are shown net of income tax expense (benefit) of $8 and $(4) for June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2018	$51	$5,973	$(102)	$(37)	$12,962	$18,847
Net unrealized holding gain	—	—	—	25	—	25
Vesting of restricted stock	1	153	—	—	—	154
Net income	—	—	—	—	604	604
Balance, June 30, 2019	$52	$6,126	$(102)	$(12)	$13,566	$19,630

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2017	$51	$5,719	$(102)	$(19)	$11,556	$17,205
Net unrealized holding loss	—	—	—	(13)	—	(13)
Proceeds from options exercised	—	12	—	—	—	12
Vesting of restricted stock	—	186	—	—	—	186
Net income	—	—	—	—	270	270
Balance, June 30, 2018	$51	$5,917	$(102)	$(32)	$11,826	$17,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$604	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	873	504
Gain on sale of assets	(12)	(55)
Allowance for doubtful accounts	56	3
Stock compensation	154	186
Deferred taxes	(90)	(3)
(Increase) decrease in
Accounts receivable - billed	1,141	(2,298)
Accounts receivable - unbilled	1,046	(1,021)
Inventories	557	424
Prepaid expenses and other assets	(41)	45
Refundable income taxes	697	33
Increase (decrease) in
Accounts payable - trade	(1,653)	(73)
Accrued expenses and other liabilities	(426)	—
Deferred revenue	345	54
Accrued compensation	(734)	(543)
Accrued income taxes payable	—	80
Deferred buy-back lease obligation	36	3,733
Customer deposits	(417)	308
Net cash provided by operating activities	2,136	1,647
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(16)	(16)
Purchases of property and equipment	(1,996)	(1,057)
Deferred buy-back lease asset	(361)	(2,986)
Proceeds from sale of fixed assets	7	67
Net cash used in investing activities	(2,366)	(3,992)
Cash flows from financing activities:
Proceeds from the line-of-credit construction draw	500	—
Proceeds from long-term borrowings	49	350
Repayments of long-term borrowings	(343)	(312)
Dividends paid on common stock	(281)	(256)
Proceeds from options exercised	—	12
Net cash used in financing activities	(75)	(206)
Net decrease in cash	(305)	(2,551)
Cash
Beginning of period	1,946	3,390
End of period	$1,641	$839

Cash payments for interest	$85	$90
Cash payments for income taxes	$35	$9

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance on the measurement of credit losses on certain financial instruments. The guidance introduces a new impairment model known as the current expected credit loss model that will replace the incurred loss impairment methodology currently included under GAAP. This guidance requires entities to present certain investments in debt securities, trade accounts receivable and other financial assets at their net carrying value of the amount expected to be collected on the financial statements. The guidance will be effective for the Company on January 1, 2020, and must be applied on a modified retrospective basis with early adoption permitted. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows and disclosures.

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

Product Sales - Point in Time

For certain product sales that do not meet the over time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists as they have gained control of the product.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At June 30, 2019 and December 31, 2018, accounts receivable included contract retentions of approximately $1,576 and $1,704, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2019 and December 31, 2018, our allowances for doubtful accounts were $270 and $214, respectively.

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

Barrier Rentals - Leasing Fees

Leasing fees are paid by customers at the beginning of the lease period and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease, in accordance with Topic 840, Leases. Topic 840 is applied, as Topic 606-10-15-2 provides a scope exception for lease contracts.

Royalty Income

The Company licenses certain products to other precast companies to manufacture the Company's products to engineering specifications under the licensing agreements. The agreements are typically for five year terms and require royalty payments from 4% to 6% of total sales of licensed products, which are paid on a monthly basis. The revenues from licensing agreements are recognized in the month earned, in accordance with Topic 606-10-55-65.

Shipping and Installation

Shipping and installation revenues are recognized as a distinct performance obligation in the period the shipping and installation services are provided to the customer, in accordance with Topic 606.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change	% Change	2019	2018	Change	% Change
Soundwall Sales	$1,939	$2,525	$(586)	(23)%	$4,053	$5,005	$(952)	(19)%
Architectural Panel Sales	424	245	179	73%	424	457	(33)	(7)%
SlenderWall Sales	772	1,422	(650)	(46)%	2,735	2,565	170	7%
Miscellaneous Wall Sales	406	267	139	52%	769	759	10	1%
Barrier Sales	1,817	1,590	227	14%	3,408	3,875	(467)	(12)%
Easi-Set and Easi-Span Building Sales	1,335	560	775	138%	2,369	1,062	1,307	123%
Utility Sales	449	246	203	83%	757	460	297	65%
Miscellaneous Sales	185	88	97	110%	316	213	103	47%
Total Product Sales	7,327	6,943	384	6%	14,831	14,396	435	3%
Barrier Rentals	582	340	242	71%	1,163	649	514	79%
Royalty Income	429	506	(77)	(15)%	735	727	8	1%
Shipping and Installation Revenue	2,514	2,044	470	23%	4,312	3,186	1,126	35%
Total Service Revenue	3,525	2,890	635	22%	6,210	4,562	1,648	36%

Total Revenue	$10,852	$9,833	$1,019	10%	$21,041	$18,958	$2,083	11%

Warranties

The Company's products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for these types of expense, historically the amount of expense is minimal.

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

NOTE 2. – NET INCOME PER SHARE

Basic earnings per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of June 30, 2019, there are no outstanding stock options. For periods prior to June 30, 2019 outstanding options were excluded from the diluted earnings per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows:

	Three Months Ended June 30,
	2019	2018
Basic income per share

Net income	$273	$691

Weighted average shares outstanding	5,134	5,080

Basic income per share	$0.05	$0.14

Diluted income per share

Net income	$273	$691

Weighted average shares outstanding	5,134	5,080
Dilutive effect of stock options and restricted stock	9	24

Total weighted average shares outstanding	5,143	5,104

Diluted income per share	$0.05	$0.14

	Six Months Ended June 30,
	2019	2018
Basic income per share

Net income	$604	$270

Weighted average shares outstanding	5,134	5,076

Basic income per share	$0.12	$0.05

Diluted income per share

Net income	$604	$270

Weighted average shares outstanding	5,134	5,076
Dilutive effect of stock options and restricted stock	7	25

Total weighted average shares outstanding	5,141	5,101

Diluted income per share	$0.12	$0.05

NOTE 3. – NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $661 as of June 30, 2019. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect to the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at June 30, 2019 was $1,137.

The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.75%, maturing between 2020 and 2024, with varying balances totaling $1,410.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2019.

In addition to the notes payable discussed above, the Company also has a $4,000 line of credit with the Bank that had a balance of $1,500 at June 30, 2019 used to fund the construction of the North Carolina expansion, which will be converted to long-term debt when the financing closes in 2019. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 18, 2019. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On September 18, 2018 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 17, 2019. As of June 30, 2019, the Company had not purchased any equipment pursuant to the $1,500 commitment.

NOTE 4. – STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2018	69,500	$5.19
Granted	2,000	7.43
Vested	(21,667)	(5.63)
Forfeited	—	—

Non-vested, end of period	49,833	$5.15

Awards are amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2019 for 2,000 shares of restricted stock, and one grant in January 2018 for 2,500 shares of restricted stock, which both vested upon grant. There was stock compensation expense of approximately $154 for the six months ended June 30, 2019 and $186 for the six months ended June 30, 2018. The total unrecognized compensation cost as of June 30, 2019 related to the non-vested restricted stock is approximately $128.

NOTE 5. – SUBSEQUENT EVENTS

In July 2019, the Company entered into an agreement to purchase used highway safety barrier and crash cushion attenuators, at a rate below current manufacturing costs, over approximately a one year period. Under the agreement, title will transfer to the Company upon physical inspection and acceptance. The Company estimates the total purchase value to $2.2 million, which can vary based upon actual quantities purchased.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
While the Company was profitable for the years ended December 31, 2018 and 2017, and for the first half of 2019, there are no assurances that the Company can remain profitable in future periods,

●
our debt level increased in 2018 and in the first six months of 2019, and our ability to satisfy the same cannot be assured,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
the highly competitive nature of our industry and our ability to effectively compete,

●
changes in general economic conditions in the Company’s primary service areas,

●
the ability to generate sufficient revenues to justify our expansion of manufacturing facilities,

●
adverse weather, which inhibits the demand for our products,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
our contract backlog,

●
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change,

●
the Company’s Board of Directors, which is composed of five members, has only two outside, independent directors, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is (540) 439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries.

           The Company had (in thousands) net income of $331 for the first quarter 2019 and net income of $273 for the second quarter 2019, resulting in net income of $604 for the six months ended June 30, 2019. The cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2019 was 83% and 82%, respectively, as compared to 74% and 79% for the three and six months ended June 30, 2018, respectively. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is mainly due to increased wages and the associated labor costs, flat selling prices for certain products due to competitive pricing pressure, and the increase in shipping and installation which typically have lower margins than product sales, as compared to the first half 2018 costs when there were higher margin jobs.Total sales for the three and six month periods ended June 30, 2019 were $10,852 and $21,041, respectively, compared to $9,833 and $18,958 for the three and six months ended June 30, 2018, respectively. The increase was mainly from the  Easi-Set building sales, and barrier rentals, which were impacted favorably from the deferred buy-back revenue recognition, and shipping and installation revenue. With respect to the barrier customer contract described in Note 1 ("Sale to Customer with a Buy-Back Guarantee"), although barrier product sales from this contract are not being recognized, the Company is recognizing barrier rental revenue which will continue through the life of the customer's project. Accordingly, once all product is delivered to this customer, the Company will nonetheless continue to recognize the net profits from this project until the buy-back option is either exercised or expired. Delivery of product commenced in the second quarter of 2018 and is expected to be completed by the end of 2019. The buy-back option expires when the customer completes the project utilizing the barrier, which is expected to be in 2022. Thus, whereas the Company will likely have completed its production and delivery/installation obligations in 2019, it will nonetheless continue to recognize net profits through 2022. Management expects sales to increase for the second half of 2019 as compared to the first six months of 2019, although no assurance can be given.

Results of Operations (dollar amounts in thousands, except per share data)

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Sales include revenues from product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2019 and 2018.

Revenue by Type (Disaggregated Revenue)	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change	% Change	2019	2018	Change	% Change
Soundwall Sales	$1,939	$2,525	$(586)	(23)%	$4,053	$5,005	$(952)	(19)%
Architectural Panel Sales	424	245	179	73%	424	457	(33)	(7)%
SlenderWall Sales	772	1,422	(650)	(46)%	2,735	2,565	170	7%
Miscellaneous Wall Sales	406	267	139	52%	769	759	10	1%
Barrier Sales	1,817	1,590	227	14%	3,408	3,875	(467)	(12)%
Easi-Set and Easi-Span Building Sales	1,335	560	775	138%	2,369	1,062	1,307	123%
Utility Sales	449	246	203	83%	757	460	297	65%
Miscellaneous Sales	185	88	97	110%	316	213	103	47%
Total Product Sales	7,327	6,943	384	6%	14,831	14,396	435	3%
Barrier Rentals	582	340	242	71%	1,163	649	514	79%
Royalty Income	429	506	(77)	(15)%	735	727	8	1%
Shipping and Installation Revenue	2,514	2,044	470	23%	4,312	3,186	1,126	35%
Total Service Revenue	3,525	2,890	635	22%	6,210	4,562	1,648	36%

Total Revenue	$10,852	$9,833	$1,019	10%	$21,041	$18,958	$2,083	11%

Soundwall Sales - Soundwall sales decreased for the three and six month periods ended June 30, 2019 when compared to the same periods in 2018. The decrease for the three month period in soundwall sales is mainly attributed to the reduction in soundwall production with lower sales prices at the North Carolina and South Carolina plants in the first half of 2019. The Virginia plant has increased soundwall production for their largest order ever, which will continue production into 2020. With the current backlog and continued increase in highway work, management expects soundwall sales to trend up for the remainder of the year 2019.

Architectural Panel Sales - Architectural panel sales increased for the three months ended June 30, 2019 compared to the same period in 2018, and decreased slightly for the six months ended June 30, 2019 compared to the same period in 2018.  There will continue to be production during the remainder of 2019, at a low volume that will not be a large portion of revenue. Architectural panel sales continue to be a smaller complimentary product to the Company's high profile proprietary product SlenderWall.

SlenderWallTM - SlenderWall panel sales decreased for the three month period ended June 30, 2019 as compared to the same period in 2018, and increased for the six month period ended June 30, 2019 as compared to the same period in 2018. The Company finished producing a major SlenderWall project during the first quarter 2019, while only producing a couple smaller projects during the second quarter 2019. The Company continues to focus sales initiatives for SlenderWall with the hiring of a new regional sales manager for the proprietary product.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three and six month periods ended June 30, 2019 compared to the same periods in 2018. The Company had very few miscellaneous wall projects during the first six months of 2019 and 2018. With varying market demand, miscellaneous wall sales are expected to remain low for 2019 until selective miscellaneous wall projects are released, which can be highly profitable due to their unique characteristics.

Barrier Sales - Barrier sales increased during the three month period ended June 30, 2019 compared to the same period in 2018, and decreased during the six month period ended June 30, 2019 compared to the same period in 2018. Although barrier production decreased during the more recent six month period, the Company completed production of its largest barrier order ever during the second quarter of 2019. A portion of barrier production is not being recognized as barrier sales due to the guaranteed buy-back agreement with a customer; instead the Company is recognizing the income as barrier rental revenue over the duration of the project, for which deliveries began in the second quarter of 2018 and are expected to be completed by the end of 2019. Accordingly, during and after product delivery to this customer, the Company will recognize the revenue as barrier rental revenue until the buy-back option is either exercised by the customer, or expired, which is expected to be in 2022. Thus, whereas the Company is likely to have completed its production and delivery of all product in 2019, it will recognize net profits through 2022. Management expects barrier sales to be lower for 2019 as compared to annual barrier sales for 2018. Beyond 2019, future barrier sales growth is expected with the new MASH TL3 requirements which the Company product line can satisfy, although no assurance can be given.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased significantly for the three and six month periods ended June 30, 2019 compared to the same periods in 2018. The Company has increased building production at all three manufacturing facilities. The Company has recently seen competitive pricing pressure in certain building and restroom sales. The Columbia, South Carolina plant started producing a large building order during the second quarter 2019. Management expects there to be an increase during the third quarter of 2019 in building and restroom sales.

Utility Sales - Utility and farm products sales increased in the three and six month periods ended June 30, 2019 compared to the same periods in 2018. Utility products are tied closely with infrastructure spending by federal, state and local governments. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize in lower priced utility products. Management believes utility product sales will remain at the current level or slightly increase during the remainder of 2019.

Miscellaneous Sales - Miscellaneous sales are items sold that do not meet the criteria defined for other revenue categories. Miscellaneous sales increased for the three and six month periods ended June 30, 2019 compared to the same period in 2018. Management believes that miscellaneous product sales will remain low for the remainder of the year.

Barrier Rentals - Barrier rentals increased significantly for the three and six month periods ended June 30, 2019 compared to the same periods in 2018. The increase is mainly due to the recognition of revenue associated with the guaranteed buy-back agreement deferral. The Company's core barrier rental fleet also showed an increase for the three and six month periods ended June 30, 2019 compared to the same periods in 2018. With the Company expanding the barrier rental services, management believes it has the potential to increase barrier rental revenue for the remainder of 2019, and moving forward as the outlays for infrastructure spending by federal and state governments continue to increase. As stated above in Barrier Sales, barrier rental revenue will continue to be positively effected for future periods due to the accounting treatment afforded to the guaranteed buy-back agreement with a customer.

Royalty Income - Royalties decreased for the three month period ended June 30, 2019 compared to the same period in 2018, and slightly increased for the six month period ended June 30, 2019 compared to the same period in 2018. Royalties for barrier and buildings increased for the six month period ended June 30, 2019 compared to the same period for 2018. SlenderWall royalties for the six months ended June 30, 2019 lag behind the same period in 2018, as projects can be multi-year initiatives. Management continues to seek new licensee opportunities to expand product offerings around the world. With steady increases in construction and infrastructure spending, management believes royalty revenue will be higher in 2019 as compared to 2018, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue results when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three and six month periods ended June 30, 2019, compared to the same periods in 2018. The increase is mainly derived from shipping and installation associated with barrier, barrier rental deliveries, and SlenderWall installation and deliveries, which increased significantly in the first six months of 2019 compared to the first six months of 2018. The Company continues to expand shipping and installation services through products such as barrier and barrier rentals to help drive top and bottom line performance.

Cost of Goods Sold - Total cost of goods sold for the three months ended June 30, 2019 increased by $1,839 from the same period in 2018. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 83% for the three months ended June 30, 2019, an increase from 74% for the same period in 2018. Total cost of goods sold for the six months ended June 30, 2019 increased by $2,272 from the same period in 2018. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 82% for the six months ended June 30, 2019, an increase from 79% for the same period in 2018. The increase is due to increased wages and the associated labor costs, flat selling prices for certain products due to competitive pricing pressure, and the increase in shipping and installation which typically have lower margins than product sales, as compared to the first half 2018 costs when there were higher margin jobs. The Company expects labor costs to continue to increase and raw material prices to slightly increase during the remainder of 2019, although it has had slight decreases in steel prices. The Company continues to seek vendor pricing opportunities, and focuses on lean production methods to improve quality, create capacity, and eliminate process waste, while driving value to the customer.

General and Administrative Expenses - For the three months ended June 30, 2019 the Company's general and administrative expenses decreased by $310 to $1,143 from $1,452 during the same period in 2018, and for the six months ended June 30, 2019 the Company's general and administrative expenses decreased by $569 to $2,350 from $2,919. The decreased general and administrative expenses for the three and six month periods ended June 30, 2019 is mainly attributed to a decrease in non-cash stock compensation as compared to the same period in 2018, and a decrease in salaries and associated benefits. General and administrative expense as a percentage of total revenue was 11% and 15% for the six months ended June 30, 2019 and 2018, respectively.

Selling Expenses - Selling expenses for the three months ended June 30, 2019 slightly increased to $640 from $613 for the same period in 2018. Selling expenses for the six months ended June 30, 2019 slightly decreased to $1,207 from $1,290 for the same period in 2018. As the Company grows, additional selling expenses will be incurred. Management expects selling expenses to increase in 2019 as compared to 2018.

Operating Income - The Company had operating income for the three month period ended June 30, 2019 of $373 compared to operating income of $911 for the same period in 2018. The decrease in operating income for the three month period ended June 30, 2019 compared to the same period in 2018, was mainly due to the reduction in gross profit margins. The Company had operating income for the six month period ended June 30, 2019 of $821 compared to operating income of $358 for the same period in 2018. The increase in operating income is mainly due to increased sales and a reduction in general and administrative costs.

Interest Expense - Interest expense was $40 and $44 for the three month period ended June 30, 2019 and 2018, respectively. Interest expense was $85 and $90 for the six month period ended June 30, 2019 and 2018, respectively. The Company expects interest expense to slightly increase for the full year 2019, as compared to the full year 2018, due to the debt financing on the North Carolina expansion project.

Income Tax Expense - The Company had an income tax expense of $86 with an effective rate of 23% for the three months ended June 30, 2019 compared to income tax expense of $225 with an effective rate of 24% for the same period in 2018. The Company had an income tax expense of $185 with an effective rate of 23% for the six months ended June 30, 2019 compared to income tax expense of $90 with an effective tax rate of 25% for the same period in 2018.

Net Income - The Company had net income of $273 for the three months ended June 30, 2019, compared to net income of $691 for the same period in 2018. The basic and diluted income per share was $0.05 for the three months ended June 30, 2019, and the basic and diluted income per share was $0.14 for the three months ended June 30, 2018. The Company had net income of $604 for the six months ended June 30, 2019, compared to net income of $270 for the same period in 2018. The basic and diluted income per share was $0.12 for the six months ended June 30, 2019, and the basic and diluted income per share was $0.05 for the six months ended June 30, 2018.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company financed its capital expenditures and operating requirements for the first six months of 2019 primarily from cash balances and the line-of-credit construction draws. The Company had $3,208 of debt obligations at June 30, 2019, of which $740 was scheduled to mature within twelve months, along with the line of credit balance of $1,500. During the six months ended June 30, 2019, the Company made repayments of outstanding debt in the amount of $343 and received $49 in proceeds of borrowings for the financing of a vehicle. The Company had draws on the line of credit of $500 during the six months ended June 30, 2019.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $661 as of June 30, 2019. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect to the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at June 30, 2019 was $1,137.

The Company additionally has 14 smaller installment loans with annual interest rates between 2.94% and 5.29%, maturing between 2020 and 2024, with varying balances totaling $1,410.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500, excluding the deferred buy-back lease asset. The Company is in compliance with all covenants pursuant to the loan agreements.

In addition to the notes payable discussed above, the Company also has a $4,000 line of credit with the Bank that had a balance of $1,500 at June 30, 2019 used to fund the construction of the North Carolina expansion, which will be converted to long-term debt when the financing closes in 2019. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on September 18, 2019. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 per annum during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On September 18, 2018 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on September 17, 2019. As of June 30, 2019, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At June 30, 2019, the Company had cash totaling $1,641 and investment securities totaling $1,156, compared to cash totaling $1,946 and investment securities totaling $1,107 at December 31, 2018. Investment securities at June 30, 2019 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of the purchase of capital expenditures for the six months ended June 30, 2019 as compared to the balance at December 31, 2018.

Capital spending for the six months ended June 30, 2019 totaled $1,996, as compared to $1,057 for the same period in 2018. The 2019 expenditures were mainly for the North Carolina plant expansion along with yard and manufacturing equipment. The Company plans to make additional capital purchases of approximately $2,000 over the remainder of the year, excluding the North Carolina plant expansion. The additional 2019 expenditures are expected to be for rental barrier, land improvements, and miscellaneous manufacturing equipment.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 100 days for the six months ended June 30, 2019 compared to 86 days for the year ended December 31, 2018. The increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory was $3,003 at June 30, 2019 and $3,560 at December 31, 2018, or a decrease of $557. The decrease in inventory is due to sales of finished goods on hand at December 31, 2018 and the decrease in raw materials for use in production during the first half of 2019. Inventory turnover was 10.9, annualized for the six months ended June 30, 2019, compared to 9.8 for the same period in 2018.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2018. There have been no changes as of June 30, 2019.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have remained flat for the first six months of 2019. The Company anticipates raw material prices will increase over the remainder of 2019, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 2, 2019, the Company’s sales backlog was approximately $27.6 million, as compared to approximately $35.3 million at the same time in 2018. The decrease is mainly due to the large orders booked in early 2018 combined with competitive pricing pressure on recent bids. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

North Carolina Plant Expansion

The Company currently owns 46 acres on which it is in the process of building a 15,000 square foot manufacturing plant with additional space for future expansion in North Carolina. This expansion is estimated to cost $3,300 and will increase production and storage capacity. The project is being funded through bank financing and cash. Management expects completion of the new facility and production to commence during the third quarter 2019. The current North Carolina facility will remain operational during the construction of the new plant, with production continuing during the transition to the new facility. There can be no assurance as to the cost, financing, timetable, completion, or success of this project.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2019.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 8, 2019	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)