Form 10-Q
period 2019-09-30
SMITH MIDLAND CORP
filed 2019-11-07
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Common Stock, $0.01 par value, outstanding as of November 1, 2019: 5,134,492 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	September 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash	$1,019	$1,946
Investment securities, available-for-sale, at fair value	1,170	1,107
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $329 and $214), including contract retentions	12,067	12,281
Trade - unbilled	539	1,313
Inventories, net
Raw materials	725	1,005
Finished goods (less reserves of $39)	1,842	2,555
Prepaid expenses and other assets	547	480
Refundable income taxes	126	909

Total current assets	18,035	21,596

Property and equipment, net	16,855	14,102

Deferred buy-back lease asset, net	5,222	5,304

Other assets	291	367

Total assets	$40,403	$41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2019 (Unaudited)	December 31, 2018
Current liabilities
Accounts payable - trade	$3,239	$4,212
Accrued expenses and other liabilities	48	610
Deferred revenue	1,354	1,112
Accrued compensation	999	1,556
Dividend payable	—	281
Line-of-credit construction draw	1,500	1,000
Deferred buy-back lease obligation	947	720
Operating lease liabilities	96	—
Current maturities of notes payable	733	711
Customer deposits	1,149	1,658

Total current liabilities	10,066	11,860

Deferred revenue	688	570
Deferred buy-back lease obligation	5,444	5,873
Operating lease liabilities	235	—
Notes payable - less current maturities	2,264	2,792
Deferred tax liability	1,429	1,427

Total liabilities	20,126	22,522

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,225,245 and 5,223,245 issued and 5,134,492 and 5,112,825 outstanding, respectively	52	51
Additional paid-in capital	6,195	5,973
Treasury stock, at cost, 40,920 shares	(102)	(102)
Accumulated other comprehensive loss	(8)	(37)
Retained earnings	14,140	12,962

Total stockholders' equity	20,277	18,847

Total liabilities and stockholders' equity	$40,403	$41,369

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Product sales	$8,589	$6,828	$23,420	$21,224
Barrier rentals	625	540	1,787	1,188
Royalty income	427	465	1,162	1,193
Shipping and installation revenue	3,568	1,711	7,880	4,897

Total revenue	13,209	9,544	34,249	28,502

Cost of goods sold	10,616	6,951	27,278	21,508

Gross profit	2,593	2,593	6,971	6,994

Operating expenses
General and administrative expenses	1,123	1,305	3,474	4,059
Selling expenses	717	624	1,924	1,913

Total operating expenses	1,840	1,929	5,398	5,972

Operating income	753	664	1,573	1,022

Other income (expense)
Interest expense	(43)	(44)	(127)	(135)
Interest income	9	10	31	29
Gain on sale of assets	19	51	30	106
Other income	15	11	35	30

Total other income (expense)	—	28	(31)	30

Income before income tax expense	753	692	1,542	1,052

Income tax expense (benefit)	179	172	364	262

Net income (loss)	$574	$520	$1,178	$790

Basic earnings per share	$0.11	$0.10	$0.23	$0.16
Diluted earnings per share	$0.11	$0.10	$0.23	$0.15

Weighted average number of common shares outstanding:
Basic	5,134	5,080	5,134	5,078
Diluted	5,138	5,099	5,138	5,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$574	$520	$1,178	$790
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) (1)	4	(9)	29	(22)

Comprehensive income (loss)	$578	$511	$1,207	$768

(1) Unrealized gains (losses) on available-for-sale securities are shown net of income tax expense (benefit) of $1 and $(3) for three months ended September 30, 2019 and 2018, respectively. Unrealized gains (losses) on available-for-sale securities are shown net of income tax expense (benefit) of $9 and $(7) for nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2018	$51	$5,973	$(102)	$(37)	$12,962	$18,847
Net unrealized holding gain (loss)	—	—	—	15	—	15
Vesting of restricted stock	—	84	—	—	—	84
Net income (loss)	—	—	—	—	331	331
Balance at March 31, 2019	51	6,057	(102)	(22)	13,293	19,277
Net unrealized holding gain (loss)	—	—	—	10	—	10
Vesting of restricted stock	1	69	—	—	—	70
Net income (loss)	—	—	—	—	273	273
Balance at June 30, 2019	52	6,126	(102)	(12)	13,566	19,630
Net unrealized holding gain (loss)	—	—	—	4	—	4
Vesting of restricted stock	—	69	—	—	—	69
Net income (loss)				—	574	574
Balance at September 30, 2019	$52	$6,195	$(102)	$(8)	$14,140	$20,277

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2017	$51	$5,719	$(102)	$(19)	$11,556	$17,205
Net unrealized holding gain (loss)	—	—	—	(14)	—	(14)
Proceeds from options exercised	—	6	—	—	—	6
Vesting of restricted stock	—	117	—	—	—	117
Net income (loss)	—	—	—	—	(422)	(422)
Balance at March 31, 2018	51	5,842	(102)	(33)	11,134	16,892
Net unrealized holding gain (loss)	—	—	—	1	—	1
Proceeds from options exercised	—	6	—	—	—	6
Vesting of restricted stock	—	69	—	—	—	69
Net income (loss)	—	—	—	—	692	692
Balance at June 30, 2018	51	5,917	(102)	(32)	11,826	17,660
Net unrealized holding gain (loss)	—	—	—	(9)	—	(9)
Vesting of restricted stock	—	69	—	—	—	69
Net income (loss)	—	—	—	—	520	520
Balance at September 30, 2018	$51	$5,986	$(102)	$(41)	$12,346	$18,240

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,178	$790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,321	840
Gain on sale of assets	(30)	(106)
Allowance for doubtful accounts	115	39
Stock compensation	223	256
Deferred taxes	1	(97)
(Increase) decrease in
Accounts receivable - billed	99	(1,163)
Accounts receivable - unbilled	775	(246)
Inventories	993	254
Prepaid expenses and other assets	(25)	(44)
Refundable income taxes	783	33
Increase (decrease) in
Accounts payable - trade	(973)	(674)
Accrued expenses and other liabilities	(562)	(63)
Deferred revenue	358	85
Accrued compensation	(557)	(409)
Accrued income taxes payable	—	339
Deferred buy-back lease obligation	(201)	5,389
Customer deposits	(508)	495
Net cash provided by (used in) operating activities	2,990	5,718
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(24)	(24)
Purchases of property and equipment	(3,392)	(1,737)
Deferred buy-back lease asset	(358)	(4,400)
Proceeds from sale of fixed assets	145	113
Net cash provided by (used in) investing activities	(3,629)	(6,048)
Cash flows from financing activities:
Proceeds from the line-of-credit construction draw	500	—
Proceeds from long-term borrowings	49	350
Repayments of long-term borrowings	(556)	(479)
Dividends paid on common stock	(281)	(256)
Proceeds from options exercised	—	12
Net cash provided by (used in) financing activities	(288)	(373)
Net increase (decrease) in cash	(927)	(703)
Cash
Beginning of period	1,946	3,390
End of period	$1,019	$2,687

Cash payments for interest	$127	$135
Cash payments for income taxes	$41	$49

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

Recently Adopted Accounting Pronouncements

Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” Topic 842 establishes a new lease accounting model for leases. The most significant changes include the clarification of the definition of a lease, the requirement for lessees to recognize for all leases a right-of-use asset and a lease liability in the consolidated balance sheet, and additional quantitative and qualitative disclosures which are designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. Expenses are recognized in the consolidated statement of income in a manner similar to current accounting guidance. Lessor accounting under the new standard is substantially unchanged. We adopted this standard, and all related amendments thereto, effective January 1, 2019, using the transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We have made an accounting policy election to keep leases with an initial term of 12 months or less off the consolidated balance sheet. We have finalized our evaluation of the impacts that the adoption of this accounting guidance on the consolidated financial statements and initially recorded approximately $400 of right-of-use assets, included in property and equipment, and liabilities recognized in our consolidated balance sheet, amortized over the expected lives of the leases upon adoption.

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

As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in 'Accounts receivable - unbilled". Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in "Customer deposits". Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Some contracts include retention provisions of up to 10% which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

Product Sales - Point in Time

For certain product sales that do not meet the over time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists as the customer has gained control of the product.

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable - unbilled". Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as "Customer deposits" (i.e. contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At September 30, 2019 and December 31, 2018, accounts receivable included contract retentions of approximately $1,833 and $1,704, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2019 and December 31, 2018, our allowances for doubtful accounts were $329 and $214, respectively.

Sale to Customer with a Buy-Back Guarantee

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back product at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company receives payment in full as the product is produced, GAAP requires these transactions to be accounted for as operating leases. The amount of sale proceeds equal to the buy-back obligation, included in "Deferred buy-back lease obligation" in the liabilities section of the consolidated balance sheet, is deferred until the buy-back is exercised or expired. The remaining sale proceeds are deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back is exercised or expired. The Company capitalizes the cost of the product on the consolidated balance sheet shown in "Deferred buy-back lease asset, net", and depreciates the value, less residual value, to cost of leasing revenue in "Cost of goods sold" over the estimated useful life of the asset.

In the case the customer does not exercise the buy-back option and retains ownership of the product at the end of the usage period, the guarantee buyback liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the customer exercises the buy-back guarantee option, the Company purchases the product back in the amount equal to the buyback guarantee, we settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and we reclassify the net book value of the product on the consolidated balance sheet to "Inventories" or "Property and equipment, net" depending on the intended use at the time. The revenue is being recognized in accordance with Topic 842, Leases.

Barrier Rentals - Leasing Fees

Leasing fees are paid by customers at the beginning of the lease period and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease, in accordance with Topic 842, Leases. Topic 842 is applied, as Topic 606-10-15-2 provides a scope exception for lease contracts.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change	% Change	2019	2018	Change	% Change
Soundwall Sales	$1,736	$2,334	$(598)	(26)%	$5,790	$7,339	$(1,549)	(21)%
Architectural Panel Sales	593	41	552	1,346%	1,018	498	520	104%
SlenderWall Sales	816	1,637	(821)	(50)%	3,551	4,203	(652)	(16)%
Miscellaneous Wall Sales	474	87	387	445%	1,243	846	397	47%
Barrier Sales	1,921	1,749	172	10%	5,329	5,624	(295)	(5)%
Easi-Set and Easi-Span Building Sales	2,468	496	1,972	398%	4,837	1,557	3,280	211%
Utility Sales	471	429	42	10%	1,228	890	338	38%
Miscellaneous Sales	110	55	55	100%	424	267	157	59%
Total Product Sales	8,589	6,828	1,761	26%	23,420	21,224	2,196	10%
Barrier Rentals	625	540	85	16%	1,787	1,188	599	50%
Royalty Income	427	465	(38)	(8)%	1,162	1,193	(31)	(3)%
Shipping and Installation Revenue	3,568	1,711	1,857	109%	7,880	4,897	2,983	61%
Total Service Revenue	4,620	2,716	1,904	70%	10,829	7,278	3,551	49%

Total Revenue	$13,209	$9,544	$3,665	38%	$34,249	$28,502	$5,747	20%

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year balances to conform to current year presentation, including separation of current and non-current portion of deferred revenue and deferred buy-back lease obligation.

NOTE 2. – NET INCOME PER SHARE

Basic earnings per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of September 30, 2019, there are no outstanding stock options. For periods prior to September 30, 2019 outstanding options were excluded from the diluted earnings per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic income per share

Net income	$574	$520	$1,178	$790

Weighted average shares outstanding	5,134	5,080	5,134	5,078

Basic income per share	$0.11	$0.10	$0.23	$0.16

Diluted income per share

Net income	$574	$520	$1,178	$790

Weighted average shares outstanding	5,134	5,080	5,134	5,078
Dilutive effect of stock options and restricted stock	4	19	4	20

Total weighted average shares outstanding	5,138	5,099	5,138	5,098

Diluted income per share	$0.11	$0.10	$0.23	$0.15

NOTE 3. – NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $590 as of September 30, 2019. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect to the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2019 was $1,120.

The Company additionally has 13 smaller installment loans with annual interest rates between 2.94% and 5.75%, maturing between 2020 and 2024, with varying balances totaling $1,287.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 excluding the North Carolina and Virginia plant expansions. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2019.

In addition to the notes payable discussed above, the Company had a $4,000 line-of-credit with the Bank that had a balance of $1,500 at September 30, 2019 used to fund the construction of the North Carolina expansion, which was paid in full and converted to long-term debt when the Company closed the financing on October 11, 2019. See Note 5 - Subsequent Event below. Also, on October 11, 2019 the Company received a Commitment Letter from the Bank to provide a line-of-credit in the amount of $4,000 and is expecting to complete the renewal by the end of 2019.

NOTE 4. – STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2018	69,500	$5.19
Granted	2,000	7.43
Vested	(21,667)	(5.63)
Forfeited	—	—

Non-vested, end of period	49,833	$5.15

Awards are amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2019 for 2,000 shares of restricted stock, and one grant in January 2018 for 2,500 shares of restricted stock, which both vested upon grant. There was stock compensation expense of approximately $223 for the nine months ended September 30, 2019 and $256 for the nine months ended September 30, 2018. The total unrecognized compensation cost as of September 30, 2019 related to the non-vested restricted stock is approximately $64.

NOTE 5. – SUBSEQUENT EVENTS

On October 11, 2019, the Company closed on the financing of the North Carolina expansion project with a $2,228 promissory note with the Bank. The loan is collateralized by a first lien position on the North Carolina property, building, and assets. The interest rate per the Promissory Note Rate Conversation Agreement is fixed at 3.64% per annum, with principal and interest payments payable monthly over 120 months in the amount of $22. The loan matures on October 10, 2029. Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 excluding the North Carolina and Virginia plant expansions.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
While the Company was profitable for the years ended December 31, 2018 and 2017, and for the three quarters of 2019, there are no assurances that the Company can remain profitable in future periods,

●
our debt level increased in 2018 and in the first nine months of 2019, and our ability to satisfy the same cannot be assured,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
the highly competitive nature of our industry and our ability to effectively compete,

●
changes in general economic conditions in the Company’s primary service areas,

●
the ability to generate sufficient revenues to justify our expansion of manufacturing facilities,

●
adverse weather, which inhibits the demand for our products,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
our contract backlog,

●
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change,

●
the Company’s Board of Directors, which is composed of five members, has two only outside, independent directors, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

           The Company had (in thousands) net income of $331 for the first quarter 2019, net income of $273 for the second quarter 2019, and net income of $574 for the third quarter 2019, resulting in net income of $1,178 for the nine months ended September 30, 2019. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2019 was 83% and 82%, respectively, as compared to 77% and 79% for the three and nine months ended September 30, 2018, respectively. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, is mainly due to the increase in shipping and installation which typically have lower margins than product sales. In addition, the Company continues to have competitive pricing pressure along with increased wage and labor costs. Total sales for the three and nine month periods ended September 30, 2019 were $13,209 and $34,249, respectively, compared to $9,544 and $28,502 for the three and nine months ended September 30, 2018, respectively. The increase was mainly from Easi-Set building sales, barrier rentals, which were impacted favorably from the deferred buy-back revenue recognition, and the significant increase in shipping and installation revenue. With respect to the barrier customer contract described in Note 1 ("Sale to Customer with a Buy-Back Guarantee"), although barrier product sales from this contract are not being recognized, the Company is recognizing barrier rental revenue which will continue through the life of the customer's project. Accordingly, once all product is delivered to this customer, the Company will nonetheless continue to recognize the net profits from this project until the buy-back option is either exercised or expired. Delivery of product commenced in the second quarter of 2018 and is expected to be completed by the middle of 2020. The buy-back option expires when the customer completes the project utilizing the barrier, which is expected to be in 2022. Thus, whereas the Company will likely have completed its production and delivery/installation obligations in 2020, it will nonetheless continue to recognize net profits through 2022. Management expects total sales for the year 2019 to surpass 2018 annual sales, although no assurance can be given.

Results of Operations (dollar amounts in thousands, except per share data)

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2019 and 2018.

Revenue by Type (Disaggregated Revenue)	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change	% Change	2019	2018	Change	% Change
Soundwall Sales	$1,736	$2,334	$(598)	(26)%	$5,790	$7,339	$(1,549)	(21)%
Architectural Panel Sales	593	41	552	1,346%	1,018	498	520	104%
SlenderWall Sales	816	1,637	(821)	(50)%	3,551	4,203	(652)	(16)%
Miscellaneous Wall Sales	474	87	387	445%	1,243	846	397	47%
Barrier Sales	1,921	1,749	172	10%	5,329	5,624	(295)	(5)%
Easi-Set and Easi-Span Building Sales	2,468	496	1,972	398%	4,837	1,557	3,280	211%
Utility Sales	471	429	42	10%	1,228	890	338	38%
Miscellaneous Sales	110	55	55	100%	424	267	157	59%
Total Product Sales	8,589	6,828	1,761	26%	23,420	21,224	2,196	10%
Barrier Rentals	625	540	85	16%	1,787	1,188	599	50%
Royalty Income	427	465	(38)	(8)%	1,162	1,193	(31)	(3)%
Shipping and Installation Revenue	3,568	1,711	1,857	109%	7,880	4,897	2,983	61%
Total Service Revenue	4,620	2,716	1,904	70%	10,829	7,278	3,551	49%

Total Revenue	$13,209	$9,544	$3,665	38%	$34,249	$28,502	$5,747	20%

Soundwall Sales - Soundwall sales decreased for the three and nine month periods ended September 30, 2019 when compared to the same periods in 2018. The decrease for the three and nine month period in soundwall sales is mainly attributed to the reduction of orders associated with soundwall production at the North Carolina and South Carolina plants in the three and nine months of 2019 compared to the same periods in 2018. The Virginia plant continues to have strong soundwall production, which is expected to continue into 2020. Management expects soundwall sales to remain similar to the first three quarters of 2019 during the fourth quarter 2019, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The Company had two small architectural panel projects in production during the third quarter 2019, while there was minimal production in the third quarter 2018. There will be lower arhitectural panel production during the fourth quarter of 2019, and management expects production to increase during the first quarter 2020. Architectural panel sales continue to be a smaller complimentary product to the Company's high profile proprietary product SlenderWall.

SlenderWallTM - SlenderWall panel sales decreased for the three and nine month periods ended September 30, 2019 as compared to the same periods in 2018. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The Company finished producing a major SlenderWall project during the first quarter 2019, while only producing a couple smaller projects during the second and third quarters 2019. The Company continues to focus sales initiatives for SlenderWall with the hiring of a regional sales manager for the proprietary product.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. The Company has recently been awarded various miscellaneous wall panel projects with production expected to continue into 2020. Management expects miscellaenous wall sales to increase in the fourth quarter 2019 with it still remaining a smaller portion of revenue, although no assurance can be given.

Barrier Sales - Barrier sales increased during the three month period ended September 30, 2019 compared to the same period in 2018, and decreased during the nine month period ended September 30, 2019 compared to the same period in 2018. Although barrier production decreased during the more recent nine month period, the Company completed production of its largest barrier order ever during the second quarter of 2019. A portion of barrier production is not being recognized as barrier sales due to the guaranteed buy-back agreement with a customer; instead the Company is recognizing the income as barrier rental revenue over the duration of the project, for which deliveries began in the second quarter of 2018 and are expected to be completed by the middle of 2020. Accordingly, during and after product delivery to this customer, the Company will recognize the revenue as barrier rental revenue until the buy-back option is either exercised by the customer, or expired, which is expected to be in 2022. Thus, whereas the Company is likely to have completed its production and delivery of all product in 2020, it will recognize net profits through 2022. Management expects barrier sales to increase for the fourth quarter 2019 with a large order recently awarded with production occuring during the fourth quarter of 2019. Beyond 2019, future barrier sales growth is expected with the new MASH TL3 requirements which the Company product line can satisfy, although no assurance can be given.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased significantly for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. The Company has recently seen competitive pricing pressure in certain building and restroom sales. The Company had a short-term increase in building sales during the third quarter 2019 with a large building and restroom order from the Columbia, South Carolina plant that was produced, shipped, and installed all during such quarter. Management expects building and restroom sales to be lower in the fourth quarter 2019 compared to the third quarter 2019.

Utility Sales - Utility and farm products sales increased in the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Utility products are tied closely with infrastructure spending by federal, state and local governments. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize in lower priced utility products. Management believes utility product sales will remain at the current level for the remainder of 2019.

Miscellaneous Sales - Miscellaneous sales are items sold that do not meet the criteria defined for other revenue categories. Miscellaneous sales increased for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Management believes that miscellaneous product sales will remain low for the remainder of the year.

Barrier Rentals - Barrier rentals increased for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. The increase is mainly due to the recognition of revenue associated with the guaranteed buy-back agreement deferral. The Company's core barrier rental fleet also showed an increase for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. With the Company expanding the barrier rental services, management believes it has the potential to increase barrier rental revenue during 2020 and future years, as the outlays for infrastructure spending by federal and state governments are expected to continue to increase. As stated above in Barrier Sales, barrier rental revenue will continue to be positively effected for future periods due to the accounting treatment afforded to the guaranteed buy-back agreement with a customer.

Royalty Income - Royalties slightly decreased for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Royalties for buildings increased and royalties for barrier remained flat for the nine month period ended September 30, 2019 compared to the same period for 2018. SlenderWall royalties for the nine months ended September 30, 2019 lag behind the same period in 2018, as projects can be multi-year initiatives. Management continues to seek new licensee opportunities to expand product offerings around the world. With continued construction and infrastructure spending, management believes 2019 royalty revenue will be similar to 2018, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased significantly for the three and nine month periods ended September 30, 2019, compared to the same periods in 2018. The increase is mainly derived from shipping and installation associated with barrier, barrier rental deliveries, buildings and SlenderWall installation and deliveries, which increased significantly in the first nine months of 2019 compared to the first nine months of 2018. The Company continues to expand shipping and installation services through products such as barrier and barrier rentals.

Cost of Goods Sold - Total cost of goods sold, as a percentage of total revenue, not including royalties, was 83% for the three months ended September 30, 2019, an increase from 77% for the same period in 2018. Total cost of goods sold, as a percentage of total revenue, not including royalties, was 82% for the nine months ended September 30, 2019, an increase from 79% for the same period in 2018. The increase is mainly due to the increase in shipping and installation which typically have lower margins than product sales. Shipping costs have also been increasing due to the demand and difficulty obtaining subcontracted drivers to haul our products. The cost of goods sold was also impacted by increased wages and the associated labor costs, and flat selling prices for certain products due to competitive pricing pressure. The Company expects labor costs to continue to increase and raw material prices to slightly increase during the remainder of 2019, although it has had slight decreases in steel prices.

General and Administrative Expenses - For the three months ended September 30, 2019 the Company's general and administrative expenses decreased by $181 to $1,123 from $1,305 during the same period in 2018, and for the nine months ended September 30, 2019 the Company's general and administrative expenses decreased by $585 to $3,474 from $4,059. The decreased general and administrative expenses for the three and nine month periods ended September 30, 2019 is mainly attributed to an administrative staffing reduction, as compared to the same periods in 2018. General and administrative expense as a percentage of total revenue was 10% and 14% for the nine months ended September 30, 2019 and 2018, respectively.

Selling Expenses - Selling expenses for the three months ended September 30, 2019 increased to $717 from $624 for the same period in 2018. Selling expenses for the nine months ended September 30, 2019 slightly increased to $1,924 from $1,913 for the same period in 2018. As the Company grows, additional selling expenses will be incurred. Management expects selling expenses to increase for the year 2019 as compared to 2018.

Operating Income - The Company had operating income for the three month period ended September 30, 2019 of $753 compared to operating income of $664 for the same period in 2018. The Company had operating income for the nine month period ended September 30, 2019 of $1,573 compared to operating income of $1,023 for the same period in 2018. The increase in operating income for the three and nine month periods ended September 30, 2019 compared to the same periods in 2018 is mainly due to the reduction in general and administrative expenses.

Interest Expense - Interest expense was $43 and $44 for the three month periods ended September 30, 2019 and 2018, respectively. Interest expense was $127 and $135 for the nine month periods ended September 30, 2019 and 2018, respectively. The Company expects interest expense to slightly increase for the full year 2019, as compared to the full year 2018, due to the debt financing on the North Carolina expansion project.

Income Tax Expense - The Company had an income tax expense of $179 with an effective rate of 24% for the three months ended September 30, 2019 compared to income tax expense of $172 with an effective rate of 25% for the same period in 2018. The Company had an income tax expense of $364 with an effective rate of 24% for the nine months ended September 30, 2019 compared to income tax expense of $262 with an effective tax rate of 25% for the same period in 2018.

Net Income - The Company had net income of $574 for the three months ended September 30, 2019, compared to net income of $520 for the same period in 2018. The basic and diluted income per share was $0.11 for the three months ended September 30, 2019, and the basic and diluted income per share was $0.10 for the three months ended September 30, 2018. The Company had net income of $1,178 for the nine months ended September 30, 2019, compared to net income of $790 for the same period in 2018. The basic and diluted income per share was $0.23 for the nine months ended September 30, 2019, and the basic and diluted income per share was $0.16 and $0.15, respectively, for the nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company financed its capital expenditures and operating requirements for the first nine months of 2019 primarily from cash balances and the line-of-credit construction draws. The Company had $2,997 of debt obligations at September 30, 2019, of which $733 was scheduled to mature within twelve months, along with the line of credit balance of $1,500. During the nine months ended September 30, 2019, the Company made repayments of outstanding debt in the amount of $556 and received $49 in proceeds of borrowings for the financing of a vehicle. The Company had draws on the line of credit of $500 during the nine months ended September 30, 2019.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) with a balance of $590 as of September 30, 2019. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect to the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at September 30, 2019 was $1,120.

The Company additionally has 13 smaller installment loans with annual interest rates between 2.94% and 5.29%, maturing between 2020 and 2024, with varying balances totaling $1,287.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500, excluding the deferred buy-back lease asset. The Company is in compliance with all covenants pursuant to the loan agreements.

In addition to the notes payable discussed above, the Company had a $4,000 line of credit with the Bank that had a balance of $1,500 at September 30, 2019 used to fund the construction of the North Carolina expansion, which was paid in full and converted to long-term debt on October 11, 2019. On October 11, 2019, the Company closed on the financing of the North Carolina expansion project with a $2,228 promissory note with the Bank. The loan is collateralized by a first lien position on the North Carolina property, building, and assets. The interest rate per the Promissory Note Rate Conversion Agreement is fixed at 3.64% per annum, with principal and interest payments payable monthly over 120 months in the amount of $22. The loan matures on October 10, 2029. Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500. Also on October 11, 2019, the Company received a Commitment Letter from the Bank to provide a line of credit in the amount of $4,000 and is expecting to complete the renewal by the end of 2019.

At September 30, 2019, the Company had cash totaling $1,019 and investment securities totaling $1,170, compared to cash totaling $1,946 and investment securities totaling $1,107 at December 31, 2018. Investment securities at September 30, 2019 consist of shares of USVAX (a Virginia Bond Fund). The decrease in cash is primarily the result of the purchase of capital expenditures for the nine months ended September 30, 2019 as compared to the balance at December 31, 2018.

Capital spending for the nine months ended September 30, 2019 totaled $3,392, as compared to $1,737 for the same period in 2018. The 2019 expenditures were mainly for the North Carolina plant expansion and rental barrier, along with yard and manufacturing equipment. The Company plans to make additional capital purchases of approximately $1,000 over the remainder of the year. The additional 2019 expenditures are expected to be for rental barrier, land improvements, and miscellaneous manufacturing equipment.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 90 days for the nine months ended September 30, 2019 compared to 76 days for the year ended December 31, 2018. The increase in DSO is mainly due to retainage being withheld on multiple large projects. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credits will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory was $2,567 at September 30, 2019 and $3,560 at December 31, 2018, or a decrease of $993. The decrease in inventory is due to sales of finished goods on hand at December 31, 2018 and the decrease in raw materials for use in production during the first nine months of 2019. Inventory turnover was 11.3, annualized for the nine months ended September 30, 2019, compared to 12.3, annualized for the same period in 2018.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2018. There have been no changes as of September 30, 2019.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have remained flat for the first nine months of 2019. The Company anticipates raw material prices will increase over the remainder of 2019, although no assurance can be given regarding future pricing.

Sales Backlog

As of November 1, 2019, the Company’s sales backlog was approximately $28.5 million, as compared to approximately $31.0 million at the same time in 2018. The decrease is mainly due to the large orders booked in early 2018 combined with competitive pricing pressure on recent bids. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

North Carolina Plant Expansion

The Company currently owns 46 acres on which it substantially completed the process of building a 15,000 square foot manufacturing plant with additional space for future expansion in North Carolina. This expansion cost approximately $3,300 and will provide the Company with the ability to increase production while adding storage capacity. The project is funded through bank financing and cash. The initial production in the new facility commenced during the third quarter 2019, with the full manufacturing operations moving from the current facility to the new facility in mid 2020. The current North Carolina facility will remain open and support operations, with future use undetermined at this time. There can be no assurance as to the transition timetable, full completion, or success of this project.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2019.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 7, 2019	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)