Form 10-K
period 2019-12-31
SMITH MIDLAND CORP
filed 2020-03-26
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2019

or

☐
 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752
Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
 P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
(Address of Principal Executive Offices, Zip Code)
Registrant's telephone number, including area code: (540) 439-3266

Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	SMID	OTCQX
Securities Registered Pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2019 (the last business day of the Company’s most recently completed second fiscal quarter) was $30,748,256. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 5, 2020, the Company had outstanding 5,164,685 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
Although uncertain at this time, the coronavirus outbreak may ultimately significantly affect the Company's financial condition, liquidity, and future results of operations,

•
while the Company reported net income for the years ended December 31, 2019 and 2018, there are no assurances the Company can remain profitable in future periods,

•
our debt level increased in 2019 and 2018, and our ability to satisfy the same cannot be assured,

•
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•
while we have expended significant funds in recent years to increase manufacturing capacity, there is no assurance that we will achieve significantly greater sales,

•
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•
changes in general economic conditions in the Company's primary service areas,

•
adverse weather which inhibits the demand for our products,

•
our compliance with governmental regulations,

•
the outcome of future litigation, if any,

•
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

•
the cyclical nature of the construction industry,

•
our exposure to increased interest expense payments should interest rates change, and

•
the other factors and information disclosed and discussed in other sections of this report.

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

SlenderWall® Lightweight Construction Panels

The SlenderWall® system is a patent pending prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's SlenderWall® system combines the essential components of a wall system into a single panel ready for interior dry wall mounting upon installation. The base components of each SlenderWall® panel consists of a galvanized stud frame with an exterior surface of approximately two-inch thick, steel reinforced, high-density, precast concrete (with integral water repellent), a thermal break, and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel fasteners that position the exterior concrete away from the steel frame to provide improved thermal performance.

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

The Company custom designs, manufactures, installs, and licenses the SlenderWall® exterior cladding system. The exterior of the SlenderWall® system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite or thin brick and can be integrated with other cladding materials.

Sierra Wall™

The Sierra Wall™ ("Sierra Wall") combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use alongside highways around residential, industrial, and commercial properties. With additional reinforcement, Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system. This tongue and groove connection system and its foundation connection make Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project. The patented Sierra Wall II one-piece extended post and panel design reduces installation time and cost.

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

J-J Hooks® Highway Safety Barrier

The J-J Hooks® highway safety barriers (the "J-J Hooks Barriers") are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs, and licenses for use on roadways to separate lanes of traffic (in free-standing, bolted, or pinned installations) in construction work zones or for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration ("FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements. J-J Hooks Barriers that meet NCHRP-350 and MASH TL3 requirements are deemed eligible by the FHWA for federal-aid reimbursement. The Company has been issued patents with respect to J-J Hooks in the United States, Canada, and other countries.

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

In March 1999, the FHWA approved the free-standing J-J Hooks Barrier (tested in accordance with NCHRP-350 Test Level 3) following successful crash testing in accordance with National Cooperative Highway Research Program requirements. In December 2012 the FHWA approved the pinned and bolted J-J Hooks and in March 2018 approved the free-standing J-J Hooks. In September 2018 the FHWA approved a 20-foot design originally tested to NCHRP-350 TL3 requirements and approved by the FHWA (tested in accordance with MASH Test Level 3) for use on federally aided highway projects following the successful completion of crash testing based on criteria from the AASHTO Manual for Assessing Safety Hardware.

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

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 33 states have approved the MASH restrained barrier and 28 states have approved the MASH free-standing design as an alternate to their state standard. In Canada, the provinces of Alberta and Nova Scotia have approved the MASH tested barrier. The new J-J Hooks free-standing barrier successfully passed the two required MASH TL3 tests and in January 2018 and August 2018 received the FHWA federal-aid eligibility letters. The FHWA Eligibility letters B300 and B307 have been issued as of February 2018 and September 2018, respectively.

Easi-Set Precast Buildings and Easi-Span® Expandable Precast Buildings

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

●
  Government Applications — to federal, state and local authorities for uses such as weather and pollution monitoring stations; military storage, housing and operations; park vending enclosures; restrooms; kiosks; traffic control systems; school maintenance and athletic storage; airport lighting control and transmitter housing; and law enforcement evidence and ammunition storage.

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

The Company currently has orders and is also accepting new orders with deposits for the Beach Prism product, and the Company is working with the states of Virginia and Maryland to secure approval of each state’s environmental agency. Each project must apply for approval by the appropriate state to obtain a permit to install the Beach Prism. Such approvals are meeting resistance from the environmental agencies, however, the Company believes approval is forthcoming. One permit has been received from the State of Maryland. In the event that approvals are not timely received, these orders may be cancelled.

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

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries for the manufacturing and sale rights for certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set®/Easi-Span® Precast Buildings, SlenderWall®, SoftSound™ and Beach Prisms™ as well as certain non-proprietary products, such as the Company's cattleguards. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time training and administration license fee varying on the product licensed. License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product. In addition, Easi-Set®/Easi-Span® Buildings and SlenderWall® licensees pay the Company a monthly fee for co-op advertising & promotional programs. The Company produces and distributes advertising & promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company maintains 57 licensing agreements in the United States, 9 in Canada, and 1 each in Australia, Belgium, Mexico, New Zealand and Trinidad, for a total of 71 licenses worldwide.

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

The Company has also established a cooperative advertising program in which the Company and its Easi-Set®/Easi-Span® Buildings  and SlenderWall® licensees combine resources to promote certain precast concrete products. Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company's precast subsidiaries marketing efforts are concentrated within a 450 mile radius from its facilities, which includes the majority of the eastern United States.

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

Intellectual Property

The Company seeks to protect our intellectual property rights by relying on federal, state and common law rights in the United States and other countries, as well as contractual restrictions. Our intellectual property assets include patents, patent applications, trade secrets, trademarks, trade dress, copyrights, operating and instruction manuals, non-disclosure and other contractual arrangements.

While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that the patents or the Company's patent rights will be enforceable or provide the Company with meaningful protection from competitors or that its patent applications will be allowed. Even if a competitor's products were to infringe patents held by the Company, enforcing the patent rights in an enforcement action could be very costly, and assuming the Company has sufficient resources, would divert funds and resources that otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available on commercially reasonable terms, if at all.

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

Employees

As of March 5, 2020, the Company had a total of 232 employees, of which 183 are full-time, 7 are part-time and 42 are temporary workers, with 161 located at the Company's Midland, Virginia facility, 35 are located at the Company's facility in Reidsville, North Carolina and 36 are located at the Company's facility in Hopkins, South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

Item 1A.              Risk Factors

Not applicable

Item 1B               Unresolved Staff Comments

Not applicable

Item 2.                 Properties

Facilities

The Company operates three manufacturing facilities. The largest manufacturing operations facility is a 44,000 square foot manufacturing plant located on approximately 28 acres of land in Midland, Virginia, of which the Company owns approximately 25 acres and 3 acres are leased from Rodney I. Smith, the Company's Chairman of the Board, at an annual rental rate of $24,000. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, two batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a covered steel reinforcing fabrication area of approximately 8,000 square feet. The Company's Midland facility also includes a large storage yard for inventory and stored materials. The Company owns an additional 19 acres in Midland, Virginia, approximately two miles from the operations facility, of which 3 acres is developed as a storage yard for the rental barrier division.

 The Company's second manufacturing facility is located in Reidsville, North Carolina on 46 acres of owned land and includes a 15,000 square foot manufacturing plant and administrative offices with additional space for future expansion. This new facility began production in the fourth quarter 2019 and is expected to double capacity, as compared to the old facility. The old North Carolina facility, on ten acres of owned land, including an 8,000 square foot manufacturing plant with administrative offices, remained operational during the construction of the new plant with future use not determined at this time.

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

PART II

Item 5.
 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the OTCQX Markets under the symbol "SMID".

As of March 5, 2020, there were approximately 200 record holders of the Company's Common Stock. Management believes there are at least 800 beneficial owners of the Company's Common Stock.

Dividends

Although the Company paid a dividend for eight consecutive years, the Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, and other pertinent factors.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The discussions below, including without limitation with respect to outlooks by product line and liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

Overview

Overall, the Company’s financial performance was higher in 2019 when compared to 2018. The Company had net income for 2019 in the amount of $1,959 compared to net income of $1,687 for 2018. Sales increased by $6,471 to $46,691 in 2019 from $40,220 in 2018. The increase in sales is mainly attributed to the significant increase in Shipping and Installation revenue, which in return unfavorably impacted gross margins, excluding royalties, with a reduction to 18% in 2019 from 23% in 2018. The Company is currently recognizing revenue and related costs associated with the 'Sale to Customer with a Buy-Back Guarantee' as further described under 'Revenue Recognition' in the 'Summary of Significant Accounting Policies' section. The Company completed construction of the new North Carolina plant and began production at the facility during the fourth quarter of 2019. The new facility has the ability to double production, as compared to the previous North Carolina facility, with additional space to expand in the future. Currently, management expects an increase in production in North Carolina towards the end of 2020. Also during 2019, the Company entered into an agreement to purchase barrier previously sold to a customer. This agreement increased the barrier rental fleet to 250,000 linear feet of barrier, and also added 75 crash cushion attenuators. The expansion of the barrier rental fleet allows the Company to bid larger projects in the future, while giving the Company the ability to be a full-service highway safety supplier. The current backlog of $30.9 million as of March 5, 2020 has grown 8% since the third quarter 2019. Even with the increase in backlog, production has been lower in the first quarter of 2020 than expected. Although the Company has experienced a relatively weak first quarter, management expects 2020 overall will be another strong financial year for the Company, although no assurance can be given.

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

For the year ended December 31, 2019, the Company had total revenue of $46,691 compared to total revenue of $40,220 for the year ended December 31, 2018, an increase of $6,471, or 16.1%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2019 and 2018 (in thousands):

Revenue by Type (Disaggregated Revenue)	2019	2018	Change	% Change
Product Sales:
Soundwall Sales	$7,736	$9,867	$(2,131)	(21.6)%
Architectural Sales	1,104	876	228	26.0%
SlenderWall Sales	5,063	5,572	(509)	(9.1)%
Miscellaneous Wall Sales	1,685	1,760	(75)	(4.3)%
Barrier Sales	8,582	7,264	1,318	18.1%
Easi-Set and Easi-Span Building Sales	5,937	2,114	3,823	180.8%
Utility Sales	1,608	1,232	376	30.5%
Miscellaneous Sales	513	474	39	8.2%
Total Product Sales	32,228	29,159	3,069	10.5%
Barrier Rentals	2,488	1,729	759	43.9%
Royalty Income	1,672	1,675	(3)	(0.2)%
Shipping and Installation Revenue	10,303	7,657	2,646	34.6%
Total Service Revenue	14,463	11,061	3,402	30.8%
Total Revenue	$46,691	$40,220	$6,471	16.1%

Soundwall Sales – Soundwall panel sales decreased by 21.6% in 2019 compared to 2018 due primarily to the smaller number of projects in production during 2019 at the North Carolina and South Carolina facilities as compared to 2018. The Company had slightly higher soundwall sales out of the Midland, Virginia facility which is expected to continue through 2020. Soundwall bid projects continue to be competitive in all regions of the Mid-Atlantic. The Company expects 2020 soundwall sales to remain flat compared to 2019, although no assurance can be given on future sales.

Architectural Sales – Architectural panel sales increased by 26.0% in 2019 compared to 2018. The Company was awarded one larger architectural wall panel project to produce during 2019, as well as two additional architectural wall panel projects that coincided with SlenderWall production (see the SlenderWall section below). The Company has recently been awarded a few architectural wall panel projects that will be in production during 2020. Management believes that 2020 architectural sales will exceed the 2019 sales volume, although no assurance can be given.

SlenderWall Sales – SlenderWall panel sales decreased by 9.1% in 2019 when compared to 2018. The Company had a total of six SlenderWall projects in production in 2019, with a large SlenderWall project finishing production during the first quarter. SlenderWall sales should stay strong in 2020 with the continued sales efforts. Management believes 2020 SlenderWall production should be similar to 2019, although no assurance can be given.

Miscellaneous Wall Sales – Miscellaneous wall sales can be highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales slightly decreased by 4.3% in 2019 when compared to 2018. Miscellaneous wall projects are difficult to predict from year to year, however, based on the Company's current backlog of orders and our bid outlook, management believes that production and sales of miscellaneous wall products in 2020 will be greater than 2019 levels, although no assurance can be given.

Barrier Sales – Barrier sales are dependent on the number of highway projects active during the period and whether customers are more prone to buy barrier than to rent. The Company received two large orders and produced the barrier during the fourth quarter 2019 driving barrier sales ahead of the 2018 level. Barrier production was higher in 2018 as compared to 2019, but a large portion during 2018 was not recognized as barrier sales due to the guaranteed buy-back agreement with a customer; a portion of the 2018 deferred revenue is recognized in the current year as "Barrier Rentals", with additional revenue to be recognized in future years as "Barrier Rentals". As the Company increases the barrier rental fleet, more projects are expected to be rented instead of sold in the future. See "Barrier Rentals" below for more detail. Management expects barrier sales to be lower for 2020 as compared to annual barrier sales for 2019, although no assurance can be given.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales increased significantly by 180.8% in 2019 as compared to 2018. The Company produced a large governmental building order out of multiple plants during the third quarter 2019, which significantly boosted sales above the prior year. Building sales are expected to be lower in 2020 as compared to 2019, although no assurance can be given.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility product sales increased by 30.5% in 2019 compared to 2018. The utility market is extremely competitive, with many competitors who specialize in lower priced utility products. The Company is much more competitive on larger quantity projects, in which it targeted and won more jobs during 2019. As the Company continues to be aggressive in utility sales, 2020 should be similar or greater than 2019 sales, although no assurance can be given.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, waste blocks or small add-on items. For 2019, miscellaneous product sales increased by 8.2% when compared to 2018. Management expects miscellaneous product sales to be similar in 2020 as compared to 2019, although no assurance can be given. These products are typically small in nature and the Company focuses it's priorities on larger, more profitable jobs.

Barrier Rentals – Barrier rentals increased by 43.9% in 2019 when compared to 2018. The increase resulted primarily from the recognition of revenue under a deferred guaranteed buy-back agreement with a customer for barrier, which will continue until the buy-back option is either exercised or expires when the customer completes its usage of the barrier, which is expected to be a four year period from the date of delivery. The Company's standard highway barrier rentals remained strong in 2019 with an increase of 4% over 2018. Management believes standard highway barrier rentals will continue to be strong in 2020 with the increase its barrier rental fleet at the end of 2019. The Company continues to pursue its rental barrier expansion plans for its local geographical sales areas and expects its core rental business to increase, although no assurance can be given.

Royalty Income – Royalties decreased by 0.2% in 2019 as compared to 2018. The decrease was a result of lower barrier royalties, mainly from one significant licensee who did not generate royalties during 2019, with the license being terminated in December 2019. In 2019 the Company added a new SlenderWall salesman to help increase sales nationwide. Management believes that overall royalties will increase during 2020 as the construction industry continues to expand, especially in the infrastructure section of the market, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased by 34.6% for 2019 when compared to 2018. The increase was mainly due to the increase of delivery and installation of Easi-Set buildings and an increase in SlenderWall installation as compared to 2018. Management believes that shipping and installation revenues for 2020 will be similar or lower to 2019, although no assurance can be given.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2019 was $36,722, an increase of $6,992, or 23.5%, from $29,730 for the year ended December 31, 2018. Total cost of goods sold, as a percentage of total revenue not including royalties, increased to 82% for the year ended December 31, 2019 from 77% for the year ended December 31, 2018. The increase in the cost of goods sold as a percentage of total revenue was mainly due to the increase in Shipping & Installation revenues which historically carry lower margins as compared to product sales. Raw material costs increased slightly in 2019 over 2018 with some inflationary pressures for the Company, although steel prices dropped during 2019 as compared to 2018. Raw material prices are expected to remain relatively flat in 2020 as compared to 2019. The Company continues to seek new vendor partnerships to help develop a price advantage for its raw materials as well as a continuous supply of these materials and has changed several vendors due to better supply sources and better pricing.

General and Administrative Expenses – For the year ended December 31, 2019, the Company's general and administrative expenses decreased by $788, or 13.9%, to $4,887 from $5,675 during the same period in 2018. The decrease in general and administrative expenses is mainly attributed to an administrative staffing reduction, as compared to 2018. General and administrative expenses are expected to be similar in 2020 as compared to 2019, although no assurance can be given.

Selling Expenses – Selling expenses for the year ended December 31, 2019 decreased by $63, or 2.4%, to $2,536 from $2,599 for the year ended December 31, 2018. The decrease was due to a slight decrease in salary and commission expense with some of the largest sales contracts in Company history awarded in 2018. The Company recently hired a national SlenderWall salesman, and future expenses are expected to increase with the expected growth of the product line.

Operating Income – The Company had operating income for the year ended December 31, 2019 of $2,546 compared to operating income of $2,216 for the year ended December 31, 2018, an increase of $330, or 14.9%. The increase in operating income was primarily the result of the increased sales volume and reduction in general and administrative expenses in 2019 as compared to 2018.

Interest Expense – Interest expense was $179 for the year ended December 31, 2019 compared to $176 for the year ended December 31, 2018. The increase of $3, or 1.7%, was due primarily to the financing of the new North Carolina facility.

Income Tax Expense – The Company had income tax expense of $549 for the year ended December 31, 2019 compared to income tax expense of $572 for the year ended December 31, 2018. The Company had an effective rate of 21.9% for the year ended December 31, 2019 compared to an effective rate of 25.3% for the same period in 2018.

Net Income – The Company had net income of $1,959 for the year ended December 31, 2019, compared to net income of $1,687 for the same period in 2018. The basic and diluted income per share was $0.38 for 2019, compared to basic and diluted income per share of $0.33 for the year ended December 31, 2018. There were 5,142 basic and 5,147 diluted weighted average shares outstanding in 2019 and 5,080 basic and 5,096 diluted weighted average shares outstanding in the 2018.

Liquidity and Capital Resources

The Company financed its capital expenditures requirements for 2019 with cash flows from operations, cash balances on hand and notes payable to a bank. The Company had $5,011 of debt obligations at December 31, 2019, of which $925 is scheduled to mature within twelve months. During the twelve months ended December 31, 2019, the Company made repayments of outstanding debt in the amount $769 and received $2,277 in proceeds of borrowings for the financing of the North Carolina property and a vehicle. The Company had draws on the line of credit of $500 and had repayments of $1,500 on the line of credit during the twelve months ended December 31, 2019.

The Company has a note payable to Summit Community Bank (the “Bank”) with a balance of $519 as of December 31, 2019. The note has a remaining term of approximately two years and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default. The Company maintains a limit of $3,500 for annual capital expenditures, excluding acquisitions and plant expansions. At December 31, 2019, the Company was in compliance with all covenants pursuant to the loan agreement.

The Company has a mortgage note payable to the Bank for the purchase of the Columbia, South Carolina facility. Such loan is evidenced by a promissory note, dated July 19, 2016. The note provides for a 15 year term, a fixed annual interest rate of 5.29%, monthly fixed payments of $11 and a security interest in favor of the Bank in respect to the land, building and fixtures purchased with the proceeds of the loan. The balance of the loan at December 31, 2019 was $1,103.

On October 11, 2019, the Company completed the financing for the construction of it's new North Carolina facility with a note payable to the Bank in the amount of $2,228. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2019 was $2,197.

The Company additionally has 13 smaller installment loans with annual interest rates between 3.49% and 5.75%, maturing between 2020 and 2024, with varying balances totaling $1,192.

In addition to the notes payable discussed above, the Company also has a $4,000 line of credit with the Bank with no balance at December 31, 2019. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2020. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 31, 2019 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment with minimum advances of $50 for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus .5% with a floor of 4.49% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 31, 2020. As of December 31, 2019, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2019, the Company had cash totaling $1,364 and $1,176 of investment securities available for sale compared to cash totaling $1,946 and $1,107 of investment securities available for sale at December 31, 2018. Investment securities at December 31, 2019 consist of shares of USVAX (a Virginia Bond Fund). During 2019, the Company’s operating activities provided $3,935 of cash due mainly to the decrease in inventories. In 2019, investing activities used $4,744 in cash primarily for the North Carolina expansion and for the purchase of rental barrier and capital equipment. Financing activities provided $227 in cash in 2019, resulting primarily from new loan for the North Carolina expansion and the financing of capital expenditures.

Capital spending, including financed additions, decreased from $5,234 in 2018 to $4,513 in 2019. Capital expenditures in 2019 included spending for the North Carolina expansion, rental barrier, and manufacturing equipment. In 2020, the Company intends to continue to make capital improvements which include additional yard expansions in Virginia, along with the purchase of manufacturing equipment. While the Company anticipates capital spending for 2020 to be $2,000, excluding acquisitions and plant expansions (which none are anticipated at this time), such plans may change if the Company is adversely effected by the coronavirus outbreak.

The Company's three mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Approximately 95% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $2 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2019 was 89 days compared to 86 days in 2018. The DSO increased due to the increase in retainage outstanding on large SlenderWall projects. Although no assurance can be given, particularly in light of the coronavirus outbreak, the Company believes that anticipated cash flow from operations with adequate project management on jobs and the availability under lines of credit will be sufficient to finance the Company’s operations and necessary capital expenditures for at least the next 12 months.

The Company’s inventory at December 31, 2019 was $2,242 and at December 31, 2018 was $3,560, a decrease of $1,318. The annual inventory turns for 2019 and 2018 were 12.1 and 11.9, respectively. The inventory turns for 2019 have increased due to the Company having limited inventory, and all major contracts were recognized in revenue, or as deferred revenue, as produced. Finished goods inventory decreased for 2019 as compared to 2018 mainly due to limited standard products produced and held at the end of 2019.

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

The Company recognizes revenue on the sale of its standard precast concrete products at shipment date, including revenue derived from any projects to be completed under short-term contracts. Installation services for precast concrete products, leasing and royalties are recognized as revenue over time. Certain sales of Soundwall, Slenderwall, and other architectural concrete products are recognized over time because as the Company's performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, and the Company has an enforceable right to receive compensation. Over time product contracts are estimated based on the number of units produced (output method) during the period multiplied by the unit rate stated in the contract. As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits on uncompleted contracts. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2019 and 2018, particularly in the purchases of certain raw materials such as cement and steel. The Company believes that raw material pricing will likely remain flat or slightly increase in 2020, although no assurance can be given regarding future pricing.

Backlog

As of March 5, 2020 the Company's sales backlog was approximately $30.9 million as compared to approximately $31.1 million at approximately the same time in 2019. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced through the year 2021. There has been a slight decrease in the backlog for 2020 when compared to approximately the same time in 2019, but the Company expects it to increase with continued bidding on large infrastructure and SlenderWall/architectural projects, although no assurance can be given.

The risk exists that recessionary economic conditions may adversely affect the Company more than it has experienced to date. To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry. The Company is continuing this strategy through the development, marketing and sales efforts for its new products. In the event that the coronavirus outbreak works to adversely affect the Company, the future risks and uncertainty are unknown.

The Company continues to evaluate its processes, both production and administrative, and has streamlined many of these processes through lean activities. During 2019 and 2018, the Company, through lean activities, has begun to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to eliminating waste and providing value. It is management's intention to further implement a lean culture throughout the Company to help reach our goals for 2020. The Company's lean efforts are aimed to increase quality to the customer, significantly reduce design and drawing issues, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements table of contents, which appears on page F-1, are filed as part of this report.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2019, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	81	1970	Chairman of the Board of Directors

Ashley B. Smith	57	1994	Chief Executive Officer, President, and Director

Wesley A. Taylor	72	1994	Director

James Russell Bruner	64	2018	Director

Richard Gerhardt	53	2016	Director

Adam J. Krick	34	2018	Chief Financial Officer, Secretary, and Treasurer

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

Ashley B. Smith.  Chief Executive Officer, President, and Director. Ashley B. Smith has served as Chief Executive Officer of the Company since May 2018, President of the Company since 2012, and as a Director since 1994. Mr. Smith was Vice President of the Company from 1990 to 2011. He is the immediate past Chairman of the National Precast Concrete Association. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience give him the qualifications and skills necessary to serve in the capacity as a director.

Wesley A. Taylor.  Director. Wesley A. Taylor served as Vice President of Administration of the Company from 1989 until January 2017 and has served as a Director since 1994. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University. The Company believes that Mr. Taylor’s education, business experience and his extensive experience in the precast concrete industry gives him the qualifications and skills necessary to serve in the capacity as a director.

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

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He currently President of Sales Services International, Inc., a consulting firm, and Chief Sales Officer for The Mail Group, a logistics company, since April 2019, and is also serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since January 2016. Mr. Gerhardt presently serves on the boards of Path Foundation (formally Fauquier Health Foundation), Virginia Gold Cup Association and Fauquier Free Clinic. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and a shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Adam J. Krick. Chief Financial Officer. Adam J. Krick has served as Chief Financial Officer of the Company since January 2018. Prior to becoming the Chief Financial Officer, Mr. Krick served as the Accounting Manager for the Company since 2014. Prior to joining the Company, Mr. Krick worked in public accounting focusing on tax and business consulting. Mr. Krick serves on the board of the OTCQX U.S. Advisory Council, and he also serves as the Treasurer for Precast/Prestressed Concrete Institute Mid-Atlantic Chapter. Mr. Krick is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University.

Delinquent Section 16(a) Reports

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2019.

Code of Ethics

The Company adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Accounting Manager and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on December 17, 2003. A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003, and a copy may be obtained without charge by requesting one in writing from Secretary, Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, VA 22728. The code of ethics is also posted on the Company's website.

Audit Committee

The Company created an Audit Committee in August 2018. The Audit Committee consists of James Russell Bruner and Richard Gerhardt, the two independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2019 and 2018 to the principal executive officer and the Company’s two most highly compensated executive officers other than the principal executive officer (the “named executive officers”):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2019	275,100	152,420	—	—	427,520
Chief Executive Officer and President (3)(4)	2018	188,823	119,006	—	3,000	310,829

Adam J. Krick	2019	144,569	55,741	—	—	200,310
Chief Financial Officer (5)	2018	134,437	20,350	17,225	3,000	175,012

(1)  Represents salaries paid in 2019 and 2018 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)  Mr. Ashley B. Smith became Chief Executive Officer in May 2018.

(4)  Mr. Ashley B. Smith received director’s compensation in the amount of $3,000 for the year 2018, as shown in "All Other Compensation". Later in 2018, the Company ceased paying director fees to executive officers.

(5) Includes 2,500 restricted shares granted in January 2018 pursuant to the Company's 2016 Equity Incentive Plan, which shares vested in full immediately on the grant date. The value of the common stock shares at the grant date was $17,225. Mr. Krick received advisory director's compensation in the amount of $3,000 for the year 2018, as shown in "All Other Compensation". Later in 2018, the Company ceased paying advisory director fees to executive officers.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Ashley B. Smith	—	—	—	—	—	—	—	—
Adam J. Krick	—	—	—	—	—	—	—	—
TOTAL	—	—			14,000	84,000	—	—

(1) Restricted shares granted vest, ratably, on an annual basis, over three years from the date of grant. All shares were granted prior to 2019.

Compensation of Directors

All non-executive officer Directors receive $3,000 per meeting as compensation for their services as Directors, with an additional $3,000 annual fee for service as the chair of the Audit Committee, $3,000 annual fee for service as the chair of the Compensation Committee, and $6,000 annual fee for service as the Chairman of the Board.

The Company does not pay any additional compensation to directors who are members of our management or are employed by the Company, but the Company reimburses all directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings or otherwise in their capacity as directors.

Fiscal 2019 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Rodney I. Smith	15,000	—	—	—	—	—	15,000(1)
Ashley B. Smith	—	—	—	—	—	—	—
Wesley A. Taylor	9,000	—	—	—	—	—	9,000
James Russell Bruner	12,000	—	—	—	—	—	12,000
Richard Gerhardt	12,000	—	—	—	—	—	12,000

(1)
Reflected in Summary Compensation Table above.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company has an employment agreement with its former Chief Executive Officer and current Chairman of the Board, Rodney I. Smith. While Mr. Smith ceased providing services as Chief Executive Officer in May 2018, he received his salary, pursuant to the terms of the agreement, through September 2019. The agreement also provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board. Mr. Smith is currently being compensated with respect to royalty payments in accordance with the employment agreement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 5, 2020, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)	684,798	13.3%

Ashley B. Smith (1)(3)(4)	176,042	3.4%

Wesley A. Taylor (1)	28,667	*

Richard Gerhardt (1)	2,000	*

James Russell Bruner (1)	6,000	*

Adam J. Krick (1)	3,545	*

Thompson Davis & Co., Inc. (5)	769,643	14.9%

Wax Asset Management, LLC (6)	479,895	9.3%

All directors and executive officers as a group (6 persons)	901,152	17.4%

* Less than 1%.

(1)     The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, Richard Gerhardt, James Russell Bruner, and Adam J. Krick is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4)     Does not include an aggregate of 105,811 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)    Address of holder is 15 S. 5th Street, Richmond, VA 23219.

(6)    Address of holder is 44 Cherry Lane, Madison, CT 06443.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2019, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders (1)	—	—	—
Equity compensation plans not approved by security holders	—	—	224,834
Total	—	—	224,834

(1) A brief description of the Company's 2016 Equity Incentive Plan is contained in Note 6 of the Notes to Consolidated Financial Statements. The Equity Incentive Plan has a balance of 224,834 shares of stock unissued and available for award at December 31, 2019.

On October 13, 2016 the Company's Board of Directors adopted the Smith-Midland Corporation 2016 Equity Incentive Plan (the "Equity Incentive Plan"). Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity Incentive Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Incentive Plan subject to the limitations and other provisions of the Equity Incentive Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Incentive Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 224,834 remains available for issuance. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are two independent directors of the Company, Mr. James Russell Bruner and Mr. Richard Gerhardt. The test utilized by the Company for the determination of independence is that under the NASDAQ Marketplace Rules. In January 2020, Mr. Wesley A. Taylor became independent as well.

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

	2019	2018
Audit Fees	$155	$168
Tax Fees	30	54
Audit-Related Fees	10	10

Total Fees	$195	$232

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.6
A Credit Line Deed of Trust, dated April 20, 2011 and executed on April 26, 2011, between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011).

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

10.10	Commitment Letter, dated October 8, 2019, for the renewal of the line of credit in the of $4,000,000 with Summit Community Bank.

10.11	Commitment Letter, dated October 31, 2019, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank.

10.12	Commercial Line of Credit Agreement and Note, dated October 1, 2019, for the renewal of the line of credit in the amount of $4,000,000 with Summit Community Bank.

10.13
Promissory Note, dated October 11, 2019, in the amount of $2,228,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.14
Commercial Security Agreement, dated October 1, 2018, with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.15
Deed of Trust dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.16
Commercial Security Agreement dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.17
Promissory Note, dated October 6, 2017, for the acquisition of six acres of land purchased in 2016 in the amount of $239,232 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2017).

10.18	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).

14.1	Code of Professional Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: March 26, 2020	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 26, 2020	By:	/s/ Adam J. Krick
Adam J. Krick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 26, 2020
Rodney I. Smith

/s/ Ashley B. Smith	Director	March 26, 2020
Ashley B. Smith

/s/ Wesley A. Taylor	Director	March 26, 2020
Wesley A. Taylor

/s/ James Russell Bruner	Director	March 26, 2020
James Russell Bruner

/s/ Richard Gerhardt	Director	March 26, 2020
Richard Gerhardt

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2019 and 2018

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the summary of significant accounting policies and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Smith-Midland Corporation and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Richmond, Virginia
March 26, 2020

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$1,364	$1,946
Investment securities, available-for-sale, at fair value	1,176	1,107
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $333 and $214), including contract retentions	12,723	12,281
Trade - unbilled	310	1,313
Inventories, net
Raw materials	488	1,005
Finished goods	1,754	2,555
Prepaid expenses and other assets	784	480
Refundable income taxes	432	909

Total current assets	19,031	21,596

Property and equipment, net	17,735	14,102

Deferred buy-back lease asset, net	5,042	5,304

Other assets	307	367

Total assets	$42,115	$41,369

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)
(continued)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$3,180	$4,212
Accrued expenses and other liabilities	125	610
Deferred revenue	1,891	1,112
Accrued compensation	1,075	1,556
Dividend payable	282	281
Line-of-credit construction draw	—	1,000
Deferred buy-back lease obligation	966	720
Operating lease liabilities	81	—
Current maturities of notes payable	925	711
Customer deposits	1,077	1,658

Total current liabilities	9,602	11,860

Deferred revenue	241	570
Deferred buy-back lease obligation	5,183	5,873
Operating lease liabilities	296	—
Notes payable - less current maturities	4,086	2,792
Deferred tax liability	1,886	1,427

Total liabilities	21,294	22,522

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,224,911 and 5,223,245 issued and 5,164,324 and 5,112,825 outstanding, respectively	52	51
Additional paid-in capital	6,242	5,973
Treasury stock, at cost, 40,920 shares	(102)	(102)
Other	(10)	(37)
Retained earnings	14,639	12,962

Total stockholders’ equity	20,821	18,847

Total liabilities and stockholders' equity	$42,115	$41,369

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenue
Product sales	$32,228	$29,159
Barrier rentals	2,488	1,729
Royalty income	1,672	1,675
Shipping and installation revenue	10,303	7,657

Total revenue	46,691	40,220

Cost of goods sold	36,722	29,730

Gross profit	9,969	10,490

General and administrative expenses	4,887	5,675
Selling expenses	2,536	2,599

Total operating expenses	7,423	8,274

Operating income	2,546	2,216

Other income (expense)
Interest expense	(179)	(176)
Interest income	40	42
Gain on sale of assets	46	126
Other income	55	51

Total other income (expense)	(38)	43

Income before income tax expense	2,508	2,259

Income tax expense	549	572

Net income	$1,959	$1,687

Basic and diluted earnings per share	$0.38	$0.33

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Other	Retained Earnings	Total

Balance, January 1, 2018	$51	$5,719	$(102)	$(19)	$11,556	$17,205

Accrued dividends payable	—	—	—	—	(281)	(281)

Other	—	—	—	(18)	—	(18)

Proceeds from options exercised	—	12	—	—	—	12

Vesting of restricted stock	—	242	—	—	—	242

Net income	—	—	—	—	1,687	1,687

Balance, December 31, 2018	51	5,973	(102)	(37)	12,962	18,847

Accrued dividends payable	—	—	—	—	(282)	(282)

Other	—	—	—	27	—	27

Vesting of restricted stock	1	269	—	—	—	270

Net income	—	—	—	—	1,959	1,959

Balance, December 31, 2019	$52	$6,242	$(102)	$(10)	$14,639	$20,821

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Reconciliation of net income to net cash provided by operating activities

Net income	$1,959	$1,687
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,793	1,247
Allowance for doubtful accounts	119	6
Gain on sale of fixed assets	(46)	(126)
Stock compensation	270	242
Deferred taxes	459	153
(Increase) decrease in
Accounts receivable - billed	(561)	(3,320)
Accounts receivable - unbilled	1,003	(1,062)
Inventories	1,318	(45)
Refundable income taxes	477	450
Prepaid expenses and other assets	(286)	(130)
Increase (decrease) in
Accounts payable - trade	(1,032)	1,153
Accrued expenses and other liabilities	(485)	22
Deferred revenue	450	539
Accrued compensation	(481)	325
Deferred buy-back lease obligation, net	(444)	6,592
Customer deposits	(581)	739

Net cash provided by operating activities	$3,932	$8,472

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
(continued)

	December 31,
	2019	2018
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(32)	$(33)
Purchases of property and equipment	(4,513)	(5,234)
Deferred buy-back lease asset	(358)	(5,507)
Proceeds from sale of fixed assets	162	132

Net cash absorbed by investing activities	(4,741)	(10,642)

Cash Flows From Financing Activities
Proceeds from the line-of-credit construction draw	500	1,000
Repayments on the line-of-credit construction draw	(1,500)	—
Proceeds from long-term borrowings	2,277	630
Repayments of long-term borrowings	(769)	(660)
Dividends paid on common stock	(281)	(256)
Proceeds from options exercised	—	12

Net cash provided by financing activities	227	726

Net decrease in cash	(582)	(1,444)
Cash, beginning of year	1,946	3,390

Cash, end of year	$1,364	$1,946

Supplemental Cash Flow information:
Non-cash transaction - dividends payable	$282	$281
Non-cash transaction - right of use asset and lease liability upon lease standard adoption	$414	$—
Cash payments for interest	$179	$176
Cash payments for income taxes	$73	$49

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

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $72 and $65 at December 31, 2019 and 2018, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for ordinary maintenance and repairs are charged to income as incurred. Costs of improvements, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

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

As of December 31, 2019, the Company has not identified any uncertain tax positions. The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2016. The Company does not have any uncertain tax positions as of December 31, 2019, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as "Customer deposits" (contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2019 and December 31, 2018, accounts receivable included contract retentions (in thousands) of approximately $2,146 and $1,704, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2019 and December 31, 2018, our allowances for doubtful accounts (in thousands) were $333 and $214, respectively.

Effect of Adopting ASC Topic 606

No adjustment to beginning 2018 retained earnings was recorded as a result of our adoption of Topic 606 due to no changes in the timing of our revenue recognition for our uncompleted contracts at that time. Further, the difference in our results for 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect, for such contracts, did not change.

Sale to Customer with a Buy-Back Guarantee - Lease Income

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

In the case the customer does not exercise the buy-back option and retains ownership of the product at the end of the usage period, the guarantee buy-back liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the customer exercises the buy-back guarantee option, the Company purchases the product back in the amount equal to the buy-back guarantee, the Company settles any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and the Company reclassifies the net book value of the product on the consolidated balance sheet to "Inventories" or "Property and equipment, net" depending on the intended use at the time. The revenue is being recognized in accordance with Topic 842, Leases.

Barrier Rentals - Lease Income

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type (Disaggregated Revenue)	2019	2018	Change	% Change
Product Sales:
Soundwall Sales	$7,736	$9,867	$(2,131)	(21.6)%
Architectural Sales	1,104	876	228	26.0%
SlenderWall Sales	5,063	5,572	(509)	(9.1)%
Miscellaneous Wall Sales	1,685	1,760	(75)	(4.3)%
Barrier Sales	8,582	7,264	1,318	18.1%
Easi-Set and Easi-Span Building Sales	5,937	2,114	3,823	180.8%
Utility Sales	1,608	1,232	376	30.5%
Miscellaneous Sales	513	474	39	8.2%
Total Product Sales	32,228	29,159	3,069	10.5%
Barrier Rentals	2,488	1,729	759	43.9%
Royalty Income	1,672	1,675	(3)	(0.2)%
Shipping and Installation Revenue	10,303	7,657	2,646	34.6%
Total Service Revenue	14,463	11,061	3,402	30.8%
Total Revenue	$46,691	$40,220	$6,471	16.1%

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for these types of expense, historically the amount of expense is minimal.

The revenue items: soundwall sales, architectural sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at the point in time.

Sales and Use Taxes

The Company does report sales taxes as part of revenue and use taxes on construction materials are reported gross in cost of goods sold.

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

Risks and Uncertainties

As discussed further in Note 9, on January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the "COVID-19 outbreak") and on March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a weekly basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with other related factors, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for doubtful accounts at December 31, 2019 is adequate. However, actual write-offs may exceed the recorded allowance. Due to inclement weather, the Company may experience reduced revenue from December through February and may realize the substantial part of its revenue during the other months of the year.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of the similar maturities.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $393 and $384 in 2019 and 2018, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the two years ended December 31, 2019.

Recent Accounting Pronouncement

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

Recently Adopted Accounting Pronouncement

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

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	December 31,
	2019	2018
Land and land improvements	$2,688	$2,452
Buildings and improvements	8,962	6,949
Machinery and equipment	13,621	12,709
Rental equipment	5,201	3,659

	30,472	25,769
Less: accumulated depreciation and amortization	(12,737)	(11,667)

	$17,735	$14,102

Depreciation expense and amortization (in thousands) was approximately $1,793 and $1,247 for the years ended December 31, 2019 and 2018, respectively.

2. NOTES PAYABLE

Notes payable consist of the following (in thousands):
	December 31,
	2019	2018
Note payable to a Bank, maturing September 2021; with monthly payments of approximately $26 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$519	$799

Note payable to a Bank, maturing July 2031; with monthly payments of approximately $11 of principal and interest fixed at 5.29%; collateralized by principally all assets of Smith-Columbia Corporation and guaranteed by the Company.	1,103	1,169

Note payable to a Bank, maturing April 2021; with monthly payments of approximately $6.2 of principal and interest at prime at variable rate (5.29% at December 31, 2019 and 2018); collateralized by certain property of the Company.	96	163

Note payable to a Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a swap agreement; collateralized by principally all assets of Smith-Carolina Corporation and guaranteed by the Company.	2,197	—

Construction loan draw on-line-of-credit for the North Carolina Expansion, refinanced in note maturing October 2029.	—	1,000

Installment notes, collateralized by certain machinery and equipment maturing at various dates, primarily through 2021; with monthly payments varying from $0.3 to $4.1 with annual interest rates between 3.49% and 5.75%.	1,096	1,372

A revolving line-of-credit evidenced by a note payable to a Bank, with the maximum amount of $4,000, maturing October 1, 2020, with interest only payments and an initial rate of 4.49% adjustable monthly (4.75% at December 31, 2019). The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	—

	5,011	4,503
Less current maturities	(925)	(1,711)

	$4,086	$2,792

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The Company's notes payable includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures, and the payment of cash dividends. At December 31, 2019, the Company was in compliance with all covenants pursuant to the loan agreements, with the annual capital expenditures of $3,500, excluding acquisitions and plant expansions.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2020	$925
2021	773
2022	484
2023	433
2024	512
Thereafter	1,884

$5,011

3. RELATED PARTY TRANSACTIONS

The Company currently leases a portion of its Midland, Virginia property from its Chairman of the Board, on a month-to-month basis, as additional storage space for the Company's finished work product. The lease agreement calls for an annual rent of $24,000.

The Company has an employment agreement with its former CEO and current Chairman of the Board, Rodney I. Smith. Mr. Smith received his salary, pursuant to the terms of the agreement, through September 2019. While Mr. Smith has ceased providing executive officer services pursuant to such agreement, the agreement provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

4. INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2019	2018
Federal:
Current	$(1)	$334
Deferred	440	119
	439	453
State:
Current	91	85
Deferred	19	34
	110	119

	$549	$572

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2019		2018
Income taxes at statutory rate	$527	21.0%	$474	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	81	3.2%	89	4.0%
Deferred true-ups	(127)	(5.1)%	58	2.6%
Provision-to-return	81	3.2%	(19)	(0.8)%
Rate change	(42)	(1.7)%	—	—%
Other	29	1.3%	(30)	(1.5%

	$549	21.9%	$572	25.3%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$21	$26
Allowance for doubtful accounts	81	53
Amortization - Intangibles	4	—
Charitable contributions	43	—
Accrued liabilities	7	—
Accrued vacation	76	78
Deferred buy-back asset	1,776	1,645
Deferred income	304	198
Right-of-use asset	91	—
Other	83	76
Gross deferred tax assets	2,486	2,076

Deferred tax liabilities:
Retainage	(518)	(425)
Deferred buy-back obligation	(1,421)	(1,324)
Fixed assets	(2,236)	(1,667)
Prepaids	(104)	(78)
Unrealized gain loss	(2)	(9)
Lease liability	(91)	—
Gross deferred tax liabilities	(4,372)	(3,503)

Valuation allowance	—	—
Net deferred tax liability	$(1,886)	$(1,427)

As of December 31, 2019, the Company had approximately $2,490 of state NOL's available to offset future state taxable income. The state NOL's begin expiring at various times between 2028 and 2037.

5. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2019 and 2018 were approximately $179 and $148, respectively.

6. STOCK COMPENSATION

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

There were no options exercised under the 2004 Stock Option Plan for the year ending December 31, 2019 and there were 10,333 options exercised in 2018. There were no options outstanding and exercisable under either the 2004 Stock Option Plan or the 2008 Plan at December 31, 2019.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. There were 2,000 and 2,500 shares of restricted stock issued that vested immediately during the years ended December 31, 2019 and December 31, 2018, respectively. The shares have a three year vesting period which vests ratably, on an annual basis, over a three year period. The total intrinsic value (in thousands) of the outstanding shares of restricted stock is $118.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. Restricted stock activity during the years ended December 31, 2018 and 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2017	125,333	$5.19
Granted	2,500	7.00
Vested	54,333	5.27
Forfeited	4,000	4.95

Non-vested, December 31, 2018	69,500	5.19
Granted	2,000	7.43
Vested	51,499	5.27
Forfeited	334	4.95

Non-vested, December 31, 2019	19,667	$5.45

Awards are being amortized to expense ratably, on a monthly basis, over a three year vesting term, except two grants that vested immediately. Stock compensation (in thousands) for the year ended December 31, 2019 was approximately $270, based upon the value at the date of grant. Stock compensation for the year ended December 31, 2018 was approximately $242, based upon the value at the date of grant. There was $1 of unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2019.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

.

7. FAIR VALUE DISCLOSURES

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

	As of December 31, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,176	$—	$—	$1,176

	As of December 31, 2018
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,107	$—	$—	$1,107

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

8. COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with its former Chief Executive Officer and current Chairman of the Board, Rodney I. Smith. While Mr. Smith ceased providing services as Chief Executive Officer of the Company in May 2018, he received his salary, pursuant to the terms of the agreement, through September 2019. The agreement also provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment to Mr. Smith of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board.

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business. In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

9. SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

10. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2019	2018
Basic earnings per share

Income available to common shareholder	$1,959	$1,687

Weighted average shares outstanding	5,142	5,080

Basic earnings per share	$0.38	$0.33

Diluted earnings per share

Income available to common shareholder	$1,959	$1,687

Weighted average shares outstanding	5,142	5,080
Dilutive effect of restricted stock	5	16

Total weighted average shares outstanding	5,147	5,096

Diluted earnings per share	$0.38	$0.33

There were no options or restricted stock excluded from the diluted earnings per share calculation for the years ended December 31, 2019 and December 31, 2018.