Form 10-Q
period 2020-03-31
SMITH MIDLAND CORP
filed 2020-05-14
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Common Stock, $0.01 par value, outstanding as of May 1, 2020: 5,183,991 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	March 31, 2020 (Unaudited)	December 31, 2019
Current assets
Cash	$2,198	$1,364
Investment securities, available-for-sale, at fair value	1,162	1,176
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $350 and $333), including contract retentions	9,444	12,723
Trade - unbilled	956	310
Inventories, net
Raw materials	597	488
Finished goods	1,574	1,754
Prepaid expenses and other assets	708	784
Refundable income taxes	464	432

Total current assets	17,103	19,031

Property and equipment, net	17,998	17,735

Deferred buy-back lease asset, net	4,861	5,042

Other assets	337	307

Total assets	$40,299	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2020 (Unaudited)	December 31, 2019
Current liabilities
Accounts payable - trade	$2,669	$3,180
Accrued expenses and other liabilities	94	125
Deferred revenue	1,744	1,891
Accrued compensation	761	1,075
Dividend payable	—	282
Deferred buy-back lease obligation	1,037	966
Operating lease liabilities	81	81
Current maturities of notes payable	847	925
Customer deposits	492	1,077

Total current liabilities	7,725	9,602

Deferred revenue	117	241
Deferred buy-back lease obligation	4,853	5,183
Operating lease liabilities	275	296
Notes payable - less current maturities	4,660	4,086
Deferred tax liability	1,902	1,886

Total liabilities	19,532	21,294

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,224,911 and 5,224,911 issued and 5,183,991 and 5,164,324 outstanding, respectively	52	52
Additional paid-in capital	6,242	6,242
Treasury stock, at cost, 40,920 shares	(102)	(102)
Other	(26)	(10)
Retained earnings	14,601	14,639

Total stockholders' equity	20,767	20,821

Total liabilities and stockholders' equity	$40,299	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 30,
	2020	2019
Revenue
Product sales	$6,852	$7,503
Barrier rentals	742	573
Royalty income	268	306
Shipping and installation revenue	1,963	1,807

Total revenue	9,825	10,189

Cost of goods sold	8,225	7,967

Gross profit	1,600	2,222

Operating expenses
General and administrative expenses	1,051	1,208
Selling expenses	591	567

Total operating expenses	1,642	1,775

Operating income (loss)	(42)	447

Other income (expense)
Interest expense	(56)	(44)
Interest income	9	11
Gain (loss) on sale of assets	36	2
Other income (expense)	4	14

Total other income (expense)	(7)	(17)

Income (loss) before income tax expense (benefit)	(49)	430

Income tax expense (benefit)	(11)	99

Net income (loss)	$(38)	$331

Basic earnings (loss) per share	$(0.01)	$0.06

Weighted average number of common shares outstanding:
Basic	5,183	5,134
Diluted	5,183	5,142

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Other	Retained Earnings	Total
Balance at December 31, 2019	$52	$6,242	$(102)	$(10)	$14,639	$20,821
Other	—	—	—	(16)	—	(16)
Vesting of restricted stock	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(38)	(38)
Balance at March 31, 2020	52	6,242	(102)	(26)	14,601	20,767

	Common Stock	Additional Paid-in Capital	Treasury Stock	Other	Retained Earnings	Total
Balance at December 31, 2018	$51	$5,973	$(102)	$(37)	$12,962	$18,847
Other	—	—	—	15	—	15
Vesting of restricted stock	—	84	—	—	—	84
Net income (loss)	—	—	—	—	331	331
Balance at March 31, 2019	51	6,057	(102)	(22)	13,293	19,277

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(38)	$331
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	572	426
Gain on sale of assets	(36)	(2)
Allowance for doubtful accounts	17	15
Stock compensation	—	84
Deferred taxes	16	3
(Increase) decrease in
Accounts receivable - billed	3,262	2,727
Accounts receivable - unbilled	(646)	750
Inventories	71	514
Prepaid expenses and other assets	41	514
Refundable income taxes	(32)	92
Increase (decrease) in
Accounts payable - trade	(511)	(1,482)
Accrued expenses and other liabilities	(31)	(25)
Deferred revenue	(271)	182
Accrued compensation	(314)	(815)
Deferred buy-back lease obligation	(259)	258
Customer deposits	(585)	(1,113)
Net cash provided by (used in) operating activities	1,256	2,459
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(8)	(8)
Purchases of property and equipment	(669)	(1,049)
Deferred buy-back lease asset	—	(358)
Proceeds from sale of fixed assets	41	2
Net cash provided by (used in) investing activities	(636)	(1,413)
Cash flows from financing activities:
Proceeds from the line-of-credit construction draw	—	500
Proceeds from long-term borrowings	2,701	—
Repayments of long-term borrowings	(2,205)	(178)
Dividends paid on common stock	(282)	(281)
Net cash provided by (used in) financing activities	214	41
Net increase (decrease) in cash	834	1,087
Cash
Beginning of period	1,364	1,946
End of period	$2,198	$3,033

Supplemental Cash Flow information:
Non-cash transaction - right of use asset and lease liability upon lease standard adoption	$—	$414
Cash payments for interest	$56	$44
Cash payments for income taxes	$1	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, summary of significant accounting policies, and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated December 31, 2019 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Although the ultimate impact is uncertain at this time, the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company has already experienced the following negative impacts on its business: backlog reduction, lower production volumes, employee absence, bidding restrictions within certain key states, and delays in receipt of materials through the Company's supply chain.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the standard on its credit agreement accounted for under Codification topic ASC 470, “Debt”.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not intend to early adopt the standard and does not expect the standard to have a material effect on its consolidated financial condition and results of operations.

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

As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract related asset is recorded in "Accounts receivable - unbilled". Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in "Customer deposits". Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At March 31, 2020 and December 31, 2019, accounts receivable included contract retentions of approximately $2,152 and $2,146, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2020 and December 31, 2019, our allowances for doubtful accounts were $350 and $333, respectively.

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

In the case the customer does not exercise the buy-back option and retains ownership of the product at the end of the usage period, the guaranteed buy-back liability and any deferred revenue balances related to the product are settled to revenue, and the net book value of the asset is expensed to cost of leasing revenue. If the customer exercises the buy-back guarantee option, the Company purchases the product back in the amount equal to the buy-back guarantee, we settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and we reclassify the net book value of the product on the consolidated balance sheet to "Inventories" or "Property and equipment, net" depending on the intended use at the time. The revenue is being recognized in accordance with Topic 842, Leases.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended March 31,
	2020	2019	Change	% Change
Soundwall Sales	$1,887	$2,114	$(227)	(11)%
Architectural Panel Sales	767	—	767	100%
SlenderWall Sales	923	1,963	(1,040)	(53)%
Miscellaneous Wall Sales	903	363	540	149%
Barrier Sales	1,325	1,591	(266)	(17)%
Easi-Set and Easi-Span Building Sales	559	1,034	(475)	(46)%
Utility Sales	401	308	93	30%
Miscellaneous Sales	87	130	(43)	(34)%
Total Product Sales	6,852	7,503	(651)	(9)%
Barrier Rentals	742	573	169	29%
Royalty Income	268	306	(38)	(12)%
Shipping and Installation Revenue	1,963	1,807	156	9%
Total Service Revenue	2,973	2,686	287	11%

Total Revenue	$9,825	$10,189	$(364)	(4)%

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

2. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of March 31, 2020, there are no outstanding stock options. For periods prior to March 31, 2020 outstanding options were excluded from the diluted earnings (loss) per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows:

	Three Months Ended March 31,
	2020	2019
Basic income (loss) per share

Net income (loss)	$(38)	$331

Weighted average shares outstanding	5,183	5,134

Basic income (loss) per share	$(0.01)	$0.06

Diluted income (loss) per share

Net income (loss)	$(38)	$331

Weighted average shares outstanding	5,183	5,134
Dilutive effect of stock options and restricted stock	—	8

Total weighted average shares outstanding	5,183	5,142

Diluted income (loss) per share	$(0.01)	$0.06

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $447 as of March 31, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2020 was $2,150.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.The balance of the note payable at March 31, 2020 was $2,701.

The Company additionally has 6 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $209.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2020.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of March 31, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2020. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2019	19,667	$5.45
Granted	—	—
Vested	19,667	5.45
Forfeited	—	—

Non-vested, end of period	—	$—

Awards are amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2019 for 2,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of less than $1 for the three months ended March 31, 2020 and $84 for the three months ended March 31, 2019. There is no unrecognized stock compensation cost as of March 31, 2020.

5. SUBSEQUENT EVENTS

On April 16, 2020, the Company completed a note payable secured under the Paycheck Protection Program (the "PPP") to the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the Promissory Note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting November 16, 2020, payable monthly over 18 months in the amount of $152. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. For further information, please reference the Company's Form 8-K filed on April 16, 2020.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
Although the ultimate impact is uncertain at this time, the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company has already experienced the following negative impacts on its business: backlog reduction, lower production volumes, employee absence, bidding restrictions within certain key states, and delays in receipt of materials through the Company's supply chain,

●
while the Company was profitable for the years ended December 31, 2019 and 2018, there are no assurances that the Company can remain profitable in future periods; in this connection, the Company incurred a loss for the quarter ended March 31, 2020,

●
our debt level increased in 2019 and in the first three months of 2020, and our ability to satisfy the same cannot be assured,

●
the availability of funding or financing as part of the guaranteed buy-back with a certain customer,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
while we have expended significant funds in recent years to increase manufacturing capacity, there is no assurance that we will achieve significantly greater sales,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
changes in general economic conditions in the Company's primary service areas,

●
adverse weather, which inhibits the demand for our products,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
our contract backlog,

●
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Overview; Potential Effect of COVID-19 Outbreak

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products for use primarily in the construction, highway, utilities, and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern regions and parts of the Southeastern region of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a patented, lightweight, energy efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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

            As a part of the construction industry, the Company's sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors not under our control, such as weather and project delays, affect the Company's production schedule, possibly causing momentary slowdowns in sales and net income. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.

            On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

           The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has already experienced an adverse impact to its business by a reduction in backlog, lower production volumes, employee absence, bidding restrictions within certain key states such as Maryland and North Carolina, and delays in receipt of materials through the Company's supply chain. The Company may be further negatively impacted in the following respects:

                  a) by the potential inability of customers of the Company to pay amounts owed to the Company for products or services already provided should their businesses suffer setbacks; this risk is heightened by the relatively long lag time experienced by the Company in collecting accounts receivable (see "Liquidity and Capital Resources" below);
                  b) by potential supply side issues should our vendors experience hardships, and have to reduce or terminate operations, due to the COVID-19 outbreak, impacting the Company's sourcing of materials;
                  c) by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce has been impacted as of this date with an effect on operations at our Midland, Virginia plant;
                  d) in the event that any of the three states in which we have facilities provide for the quarantine of our manufacturing employees, our production manufacturing will be significantly affected;
                  e) in the event that any of the states in which we sell our products and services may eliminate, cancel, or delay projects due to monetary limitations resulting from the COVID-19 outbreak; in this respect, the Company has already seen a reduction in bidding activity;
                  f) the reduction of state infrastructure budgets due to the reduction in funding through the gas tax, or other funding sources;
                  g) the increase in the overall loan defaults, which in turn impacts the banking sector's ability to fund those types of projects in which the Company's products may be utilized;
                  h) in the event that economic hardships force the Company to default on loan payments, our loans may be called and our ability to borrow under our bank line of credit could cease; and
                  i) as a micro cap public company, with minimal trading volume, we do not have access to the public capital markets as do larger public companies; in this respect, the Company has not raised equity funding through a private placement or underwritten public offering since its inital public offering in 1995.

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

               The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

The Company had (in thousands) a net loss of $38 for the first quarter 2020, compared to net income of $331 for the first quarter 2019. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2020 was 86%, as compared to 81% for the three months ended March 31, 2019. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly due to maintaining wage and labor costs despite reduced production volumes. Total revenues for the three month period ended March 31, 2020 were $9,825, compared to $10,189 for the three months ended March 31, 2019. The decrease was mainly from the decrease in SlenderWall sales compared to the same period in 2019. Management continues to assess general and administrative costs, with first quarter 2020 expenses reduced by 13% compared to the first quarter 2019. At the end of the first quarter, the Company successfully refinanced existing debt to a lower interest rate, which also released the lien on the Columbia, South Carolina facility. Subsequent to the quarter end, the Company received a loan under the Paycheck Protection Program in the amount of $2,692. For further loan information see "Liquidity and Capital Resources".

Results of Operations (dollar amounts in thousands, except per share data)

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month periods ended March 31, 2020 and 2019. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type (Disaggregated Revenue)	Three Months Ended March 31,
	2020	2019	Change	% Change
Soundwall Sales	$1,887	$2,114	$(227)	(11)%
Architectural Sales	767	—	767	100%
SlenderWall Sales	923	1,963	(1,040)	(53)%
Miscellaneous Wall Sales	903	363	540	149%
Barrier Sales	1,325	1,591	(266)	(17)%
Easi-Set and Easi-Span Building Sales	559	1,034	(475)	(46)%
Utility Sales	401	308	93	30%
Miscellaneous Product Sales	87	130	(43)	(34)%
Total Product Sales	6,852	7,503	(651)	(9)%
Barrier Rentals	742	573	169	29%
Royalty Income	268	306	(38)	(12)%
Shipping and Installation Revenue	1,963	1,807	156	9%
Total Service Revenue	2,973	2,686	287	11%

Total Revenue	$9,825	$10,189	$(364)	(4)%

Soundwall Sales - Soundwall sales decreased for the three month period ended March 31, 2020 compared to the same period in 2019. The decrease for the three month period in soundwall sales is mainly attributed to the reduction of orders associated with soundwall production at the North Carolina and South Carolina plants in the first three months of 2020 compared to the same period in 2019.

Architectural Sales - Architectural sales increased for the three months ended March 31, 2020 compared to the same period in 2019. The Company had one large architectural panel project begin during the first quarter 2020, while there was no production in the first quarter 2019. The Company was also recently awarded a large architectural project expected to begin production during the third quarter 2020.

SlenderWall Sales - SlenderWall sales significantly decreased for the three month period ended March 31, 2020 compared to the same period in 2019. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The decrease for the three month period ending March 31, 2020 compared to the same period in 2019, is mainly attributable to the Company finishing production of a major SlenderWall project during the first quarter 2019, as compared to finishing a couple of smaller projects during the first quarter of 2020. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to success in this endeavor, particularly in view of the COVID-19 outbreak.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three month period ended March 31, 2020 compared to the same period in 2019 due to the amount of retaining wall projects in production. The Company was awarded various miscellaneous wall panel projects in the later part of 2019, with production expected to continue through the end of 2020.

Barrier Sales - Barrier sales decreased during the three month period ended March 31, 2020 compared to the same period in 2019. The Company has, and intends to continue to, place a greater emphasis on barrier rentals versus barrier sales.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased for the three month period ended March 31, 2020 compared to the same period in 2019 mainly due to a decrease in production at the Reidsville, North Carolina and the Columbia, South Carolina plants.

Utility Sales - Utility sales increased in the three month period ended March 31, 2020 compared to the same period in 2019. Utility products are tied closely with infrastructure spending by federal, state and local governments. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize lower priced utility products.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, waste blocks or small add-on items. Miscellaneous product sales decreased for the three months ended March 31, 2020 compared to the same period in 2019. These products are typically small in nature and the Company focuses it's priorities on larger, more profitable jobs.

Barrier Rentals - Barrier rentals increased for the three month period ended March 31, 2020 compared to the same periods in 2019 due to the higher quantity of linear feet rented than the previous year. Barrier rentals were also positively impacted in the first quarter 2020 with the revenue recognition from the deferred buy-back lease obligation. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet in late 2019. Its success in this endeavor will be affected by the level of governmental spending on future public highway products, which spending may be adversely effected by cutbacks resulting from diversion of funds due to the COVID-19 outbreak.

Royalty Income - Royalties decreased for the three month period ended March 31, 2020 compared to the same period in 2019. Royalties for barriers started off slow in 2020 with the new transition to the MASH TL3 standard. The Company is uncertain how the COVID-19 outbreak is impacting each licensee. The Company continues to seek new license opportunities to expand product offerings around the world.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended March 31, 2020, compared to the same period in 2019. The increase is mainly derived from the installation associated with two SlenderWall projects being erected during the first quarter 2020.

Cost of Goods Sold - Total cost of goods sold, as a percentage of total revenue, not including royalties, was 86% for the three months ended March 31, 2020, an increase from 81% for the same period in 2019. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly due to maintaining wage and labor costs despite reduced production volumes.

General and Administrative Expenses - For the three months ended March 31, 2020 the Company's general and administrative expenses decreased by $157 to $1,051 from $1,208 during the same period in 2019. The decreased general and administrative expenses for the three month period ended March 31, 2020 is mainly attributed to the decrease in salaries and wages, and the decrease in stock compensation expense, as compared to the same period in 2019. General and administrative expense as a percentage of total revenue was 11% and 12% for the three months ended March 31, 2020 and 2019, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2020 increased to $591 from $567 for the same period in 2019, reflecting a slight increase in salaries and wages.

Operating Income (Loss) - The Company had an operating loss for the three month period ended March 31, 2020 of $42 compared to operating income of $447 for the same period in 2019. The decrease in operating income for the three month period ended March 31, 2020 compared to the same period in 2019 is mainly due to the decrease in sales and the decrease in gross margin.

Interest Expense - Interest expense was $56 and $44 for the three month periods ended March 31, 2020 and 2019, respectively. At the end of the first quarter 2020, the Company refinanced a significant portion of its existing debt to a lower interest rate. See "Liquidity and Capital Resources". The Company expects interest expense to slightly increase for the full year 2020, as compared to the full year 2019, due to the debt financing on the North Carolina expansion project completed in the fourth quarter 2019.

Income Tax Expense (Benefit) - The Company had an income tax benefit of $11 with an effective rate of 22% for the three months ended March 31, 2020 compared to income tax expense of $99 with an effective rate of 23% for the same period in 2019.

Net Income (Loss) - The Company had a net loss of $38 for the three months ended March 31, 2020, compared to net income of $331 for the same period in 2019. The basic and diluted loss per share was $0.01 for the three months ended March 31, 2020, and the basic and diluted income per share was $0.06 for the three months ended March 31, 2019.

Liquidity and Capital Resources (dollar amounts in thousands)

               Reference is made to "Overview; Potential Effect of COVID-19 Outbreak" above in the context of the discussion below.

               The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $447 as of March 31, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.
               The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, has a maturity date of October 10, 2029, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2020 was $2,150.

               On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at March 31, 2020 was $2,701.

               The Company additionally has 6 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $209.

               Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2020.

               In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of March 31, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2020. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company, (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition.

               On April 16, 2020, the Company completed a note payable secured under the Paycheck Protection Program (the "PPP") to the Bank in the amount of $2,692. The interest rate per the Promissory Note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting November 16, 2020, payable monthly over 18 months in the amount of $152. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines.

At March 31, 2020, the Company had cash totaling $2,198 and investment securities totaling $1,162, compared to cash totaling $1,364 and investment securities totaling $1,176 at December 31, 2019. Investment securities at March 31, 2020 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of the collection of accounts receivable for the three months ended March 31, 2020 as compared to the balance at December 31, 2019.

Capital spending for the three months ended March 31, 2020 totaled $669, as compared to $1,049 for the same period in 2019. The 2020 expenditures were mainly for the rental barrier, yard expansion in Midland in which the Company committed to during the fourth quarter 2019, Virginia and manufacturing equipment. The Company currently intends to finalize the yard expansion at Midland, Virginia and continue maintenance capital expenditures as needed over the remainder of the year.

The Company's three mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Approximately 99% of the Company's debt obligations are financed at a fixed interest rate so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $1 annually.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 96 days for the three months ended March 31, 2020 compared to 89 days for the year ended December 31, 2019. The increase in DSO is mainly due to retainage being withheld on multiple large projects.

If actual results regarding the Company's production, sales, and subsequent collections on customer receivables are materially inconsistent with management's expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company's operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could cause defaults and acceleration under it's loan agreements and lose access to the credit facility. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the lines of credit and the Payment Protection Plan loan received subsequent to the end of the quarter will be sufficient to finance the Company’s operations for at least the next 12 months. As a micro cap public company, with minimal trading volume, the Company does not have access to the public capital markets as do larger public companies; in this respect the Company has not raised equity funding through a private placement or underwriting public offering since its initial public offering in 1995.

The Company’s inventory was $2,171 at March 31, 2020 and $2,242 at December 31, 2019, or a decrease of $71. The decrease in inventory is due to the reduction of barrier in finished goods on hand at March 31, 2020 with the transition to the MASH TL3 standard and the focus shifting from 'Barrier Sales' to 'Barrier Rentals'. Inventory turnover was 14.8, annualized for the three months ended March 31, 2020, compared to 12.1, annualized for the same period in 2019.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2019. There have been no changes as of March 31, 2020.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have remained flat for the first three months of 2020. The Company anticipates raw material prices may slightly increase for the remainder of 2020, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 1, 2020, the Company’s sales backlog was approximately $26.6 million, as compared to approximately $31.2 million at the same time in 2019. The decrease is mainly due to the reduction in bidding activity in 2020. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2020.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 14, 2020	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)