Form 10-Q
period 2020-06-30
SMITH MIDLAND CORP
filed 2020-08-11
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Common Stock, $0.01 par value, outstanding as of August 3, 2020: 5,183,991 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	June 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash	$4,404	$1,364
Investment securities, available-for-sale, at fair value	1,189	1,176
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $401 and $333), including contract retentions	10,757	12,723
Trade - unbilled	502	310
Inventories, net
Raw materials	642	488
Finished goods	1,466	1,754
Prepaid expenses and other assets	845	784
Refundable income taxes	296	432

Total current assets	20,101	19,031

Property and equipment, net	19,240	17,735

Deferred buy-back lease asset, net	4,655	5,042

Other assets	335	307

Total assets	$44,331	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2020 (Unaudited)	December 31, 2019
Current liabilities
Accounts payable - trade	$3,118	$3,180
Accrued expenses and other liabilities	311	125
Deferred revenue	1,614	1,891
Accrued compensation	885	1,075
Dividend payable	—	282
Deferred buy-back lease obligation	1,184	966
Operating lease liabilities	82	81
Current maturities of notes payable	2,057	925
Customer deposits	826	1,077

Total current liabilities	10,077	9,602

Deferred revenue	512	241
Deferred buy-back lease obligation	4,410	5,183
Operating lease liabilities	254	296
Notes payable - less current maturities	5,965	4,086
Deferred tax liability	1,889	1,886

Total liabilities	23,107	21,294

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,224,911 and 5,224,911 issued and 5,183,991 and 5,164,324 outstanding, respectively	52	52
Additional paid-in capital	6,242	6,242
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	15,032	14,629

Total stockholders' equity	21,224	20,821

Total liabilities and stockholders' equity	$44,331	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Product sales	$6,699	$7,327	$13,550	$14,831
Barrier rentals	907	582	1,650	1,163
Royalty income	413	429	681	735
Shipping and installation revenue	2,431	2,514	4,394	4,312

Total revenue	10,450	10,852	20,275	21,041

Cost of goods sold	8,073	8,696	16,297	16,663

Gross profit	2,377	2,156	3,978	4,378

Operating expenses
General and administrative expenses	1,230	1,143	2,282	2,350
Selling expenses	574	640	1,164	1,207

Total operating expenses	1,804	1,783	3,446	3,557

Operating income (loss)	573	373	532	821

Other income (expense)
Interest expense	(57)	(40)	(113)	(85)
Interest income	9	11	17	21
Gain on sale of assets	30	10	66	12
Other income	16	20	20	44

Total other income (expense)	(2)	1	(10)	(8)

Income (loss) before income tax expense (benefit)	571	374	522	813

Income tax expense (benefit)	130	86	119	185

Net income (loss)	$441	$288	$403	$628

Basic and diluted earnings (loss) per common share	$0.09	$0.06	$0.08	$0.12

Weighted average number of common shares outstanding:
Basic	5,184	5,134	5,184	5,134
Diluted	5,184	5,143	5,184	5,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	$52	$6,242	$(102)	$14,629	$20,821
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	(38)	(38)
Balance at March 31, 2020	52	6,242	(102)	14,591	20,783
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	441	441
Balance at June 30, 2020	52	6,242	(102)	15,032	21,224

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2018	$51	$5,973	$(102)	$12,925	$18,847
Vesting of restricted stock	—	84	—	—	84
Net income (loss)	—	—	—	340	340
Balance at March 31, 2019	51	6,057	(102)	13,265	19,271
Vesting of restricted stock	1	69	—	—	70
Net income (loss)	—	—	—	288	288
Balance at June 30, 2019	52	6,126	(102)	13,553	19,629

  The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$403	$628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,180	873
Gain on sale of assets	(66)	(12)
Unrealized (gain) loss	(3)	(24)
Allowance for doubtful accounts	68	56
Stock compensation	—	154
Deferred taxes	3	(90)
(Increase) decrease in
Accounts receivable - billed	1,898	1,141
Accounts receivable - unbilled	(192)	1,046
Inventories	134	557
Prepaid expenses and other assets	(101)	(41)
Refundable income taxes	136	697
Increase (decrease) in
Accounts payable - trade	(62)	(1,653)
Accrued expenses and other liabilities	186	(426)
Deferred revenue	(6)	345
Accrued compensation	(190)	(734)
Deferred buy-back lease obligation	(555)	36
Customer deposits	(251)	(417)
Net cash provided by (used in) operating activities	2,582	2,136
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(15)	(16)
Purchases of property and equipment	(2,326)	(1,996)
Deferred buy-back lease asset	—	(361)
Proceeds from sale of fixed assets	71	7
Net cash provided by (used in) investing activities	(2,270)	(2,366)
Cash flows from financing activities:
Proceeds from the line-of-credit construction draw	—	500
Proceeds from long-term borrowings	5,426	49
Repayments of long-term borrowings	(2,416)	(343)
Dividends paid on common stock	(282)	(281)
Net cash provided by (used in) financing activities	2,728	(75)
Net increase (decrease) in cash	3,040	(305)
Cash
Beginning of period	1,364	1,946
End of period	$4,404	$1,641

Supplemental Cash Flow information:
Non-cash transaction - right of use asset and lease liability upon lease standard adoption	$—	$414
Cash payments for interest	$113	$85
Cash payments for income taxes	$1	$35

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At June 30, 2020 and December 31, 2019, accounts receivable included contract retentions of approximately $1,977 and $2,146, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2020 and December 31, 2019, our allowances for doubtful accounts were $401 and $333, respectively.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended June 30				Six Months Ended June 30
	2020	2019	Change	% Change	2020	2019	Change	% Change
Soundwall Sales	$2,200	$1,939	$261	13%	$4,087	$4,053	$34	1%
Architectural Panel Sales	766	424	342	81%	1,533	424	1,109	262%
SlenderWall Sales	—	772	(772)	(100)%	923	2,735	(1,812)	(66)%
Miscellaneous Wall Sales	1,128	406	722	178%	2,031	769	1,262	164%
Barrier Sales	945	1,817	(872)	(48)%	2,270	3,408	(1,138)	(33)%
Easi-Set and Easi-Span Building Sales	768	1,335	(567)	(42)%	1,328	2,369	(1,041)	(44)%
Utility Sales	388	449	(61)	(14)%	789	757	32	4%
Miscellaneous Sales	504	185	319	172%	589	316	273	87%
Total Product Sales	6,699	7,327	(628)	(9)%	13,550	14,831	(1,281)	(9)%
Barrier Rentals	907	582	325	56%	1,650	1,163	487	42%
Royalty Income	413	429	(16)	(4)%	681	735	(54)	(7)%
Shipping and Installation Revenue	2,431	2,514	(83)	(3)%	4,394	4,312	82	2%
Total Service Revenue	3,751	3,525	226	6%	6,725	6,210	515	8%

Total Revenue	$10,450	$10,852	$(402)	(4)%	$20,275	$21,041	$(766)	(4)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at the point in time.

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

2. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share exclude all common stock equivalents, primarily restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of June 30, 2020, there are no outstanding stock options. For periods prior to June 30, 2020 outstanding options were excluded from the diluted earnings (loss) per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share

Net income	$441	$288	$403	$628

Weighted average shares outstanding	5,184	5,134	5,184	5,134

Basic earnings (loss) per common share	$0.09	$0.06	$0.08	$0.12

Diluted earnings (loss) per common share

Net income	$441	$288	$403	$628

Weighted average shares outstanding	5,184	5,134	5,184	5,134
Dilutive effect of stock options and restricted stock	—	9	—	7

Total weighted average shares outstanding	5,184	5,143	5,184	5,141

Diluted earnings (loss) per common share	$0.09	$0.06	$0.08	$0.12

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $375 as of June 30, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at June 30, 2020 was $2,103.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.The balance of the note payable at June 30, 2020 was $2,647.

On April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting November 16, 2020, payable monthly over 18 months in the amount of $152. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank.

The Company additionally has 7 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $205.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2020.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of June 30, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2020. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2019	19,667	$5.45
Granted	—	—
Vested	19,667	5.45
Forfeited	—	—

Non-vested, end of period	—	$—

Awards are amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2019 for 2,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of less than $1 for the three and six months ended June 30, 2020 and $84 and $153 for the three and six months ended June 30, 2019, respectively. There is no unrecognized stock compensation cost as of June 30, 2020.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
Although the ultimate impact is uncertain at this time, the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company has already experienced the following negative impacts on its business: backlog reduction, lower production volumes, employee absence, bidding restrictions within certain key states, and delays in receipt of materials through the Company's supply chain,

●
while the Company was profitable for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss for the quarter ended March 31, 2020,

●
our debt level increased in 2019 and in the first six months of 2020, and our ability to satisfy the same cannot be assured,

●
the availability of funding or financing in event of the exercise of the guaranteed buy-back with a certain customer,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
while we have expended significant funds in recent years to increase manufacturing capacity, there is no assurance that we will achieve significantly greater sales,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
changes in general economic conditions in the Company's primary service areas,

●
adverse weather, which inhibits the demand for our products,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
our contract backlog,

●
on material construction projects, our ability to produce and install product that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has already experienced an adverse impact to its business by a reduction in backlog, lower production volumes, employee absence, bidding restrictions within certain key states such as Maryland and North Carolina, and minor delays in receipt of materials through the Company's supply chain. The Company may be further negatively impacted in the following respects:

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
                  c) by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce has been impacted as of this date with an effect on operations at all locations, but this impact has diminished as of the filing date, but no assurance can be provided as to future impacts;
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

The Company had (in thousands) a net loss of $38 for the first quarter 2020 and net income of $441 for the second quarter 2020, resulting in net income of $403 for the six months ended June 30, 2020. The cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2020 was 80% and 83%, as compared to 83% and 82% for the three and six months ended June 30, 2019. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly due to maintaining wage and labor costs despite reduced production volumes. Total revenues for the three and six month periods ended June 30, 2020 were $10,450 and $20,275, respectively, compared to $10,852 and $21,041 for the three and six month periods ended June 30, 2019. The decrease was mainly from reduced sales in SlenderWall, barrier, and Easi-Set building sales, although offset by the increase in architectural and miscellaneous wall sales, compared to the same period in 2019. Operating expenses for 2020 remain in line with the prior year. During the second quarter 2020, the Company received a loan under the Paycheck Protection Program (the "PPP") in the amount of $2,692. The Company maintained wage and labor costs in accordance with PPP rules. At the current time, the Company has recorded the PPP loan as a note payable, but may in the future account for the possibility that all or a portion of the loan may be forgiven under the PPP rules. For further loan information see "Liquidity and Capital Resources".

Results of Operations (dollar amounts in thousands, except per share data)

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2020 and 2019. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type	Three Months Ended June 30				Six Months Ended June 30
	2020	2019	Change	% Change	2020	2019	Change	% Change
Soundwall Sales	$2,200	$1,939	$261	13%	$4,087	$4,053	$34	1%
Architectural Panel Sales	766	424	342	81%	1,533	424	1,109	262%
SlenderWall Sales	—	772	(772)	(100)%	923	2,735	(1,812)	(66)%
Miscellaneous Wall Sales	1,128	406	722	178%	2,031	769	1,262	164%
Barrier Sales	945	1,817	(872)	(48)%	2,270	3,408	(1,138)	(33)%
Easi-Set and Easi-Span Building Sales	768	1,335	(567)	(42)%	1,328	2,369	(1,041)	(44)%
Utility Sales	388	449	(61)	(14)%	789	757	32	4%
Miscellaneous Sales	504	185	319	172%	589	316	273	87%
Total Product Sales	6,699	7,327	(628)	(9)%	13,550	14,831	(1,281)	(9)%
Barrier Rentals	907	582	325	56%	1,650	1,163	487	42%
Royalty Income	413	429	(16)	(4)%	681	735	(54)	(7)%
Shipping and Installation Revenue	2,431	2,514	(83)	(3)%	4,394	4,312	82	2%
Total Service Revenue	3,751	3,525	226	6%	6,725	6,210	515	8%

Total Revenue	$10,450	$10,852	$(402)	(4)%	$20,275	$21,041	$(766)	(4)%

Soundwall Sales - Soundwall sales increased for the three and six month periods ended June 30, 2020 compared to the same periods in 2019. The increase for the three and six month periods in soundwall sales is mainly attributed to increased production at the Virginia plant. The Virginia plant continues to produce soundwall for the largest soundwall contract in Company history, which was initially awarded during 2018.

Architectural Sales - Architectural sales increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The Company had one large architectural panel project begin during the first quarter 2020, while there was much lower production in the first six months of 2019. The Company was also recently awarded a large architectural project expected to begin production during the third quarter 2020.

SlenderWall Sales - SlenderWall sales significantly decreased for the three and six month periods ended June 30, 2020 compared to the same periods in 2019. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The decrease for the three and six month periods ending June 30, 2020 compared to the same periods in 2019, is mainly attributable to the Company finishing production of a major SlenderWall project during the first and second quarter 2019, as compared to finishing several smaller projects during the first quarter of 2020. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to success in this endeavor, particularly in view of the COVID-19 outbreak.

Miscellaneous Wall Sales - Miscellaneous wall sales increased significantly for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 due to the amount of retaining wall projects in production. The Company was awarded various miscellaneous wall panel projects in the later part of 2019, with production expected to continue through the end of 2020.

Barrier Sales - Barrier sales decreased significantly during the three and six month periods ended June 30, 2020 compared to the same periods in 2019. The Company has, and intends to continue to, place a greater emphasis on barrier rentals versus barrier sales.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 mainly due to a decrease in production at the North Carolina and South Carolina plants, with the decreased quantity of building sales orders received at both locations compared to the same time period in 2019.

Utility Sales - Utility sales decreased for the three month period ended June 30, 2020 compared to the same period in 2019, and  slightly increased for the six month period ended June 30, 2020 compared to the same period in 2019. Utility products are tied closely with infrastructure spending by federal, state and local governments. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize lower priced utility products.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, waste blocks or small add-on items. Miscellaneous product sales increased for the three and six month periods ended June 30, 2020 compared to the same period in 2019. These products are typically small in nature and the Company focuses it's priorities on larger, more profitable jobs.

Barrier Rentals - Barrier rentals increased for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 due to the higher quantity of linear feet rented than the previous year and a few short-term security projects. Barrier rentals were also positively impacted in the first half of 2020 with the revenue recognition from the deferred buy-back lease obligation. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet in late 2019. Its success in this endeavor will be affected by the level of governmental spending on future public highway products, which spending may be adversely effected by cutbacks resulting from diversion of funds due to the COVID-19 outbreak.

Royalty Income - Royalties decreased for the three and six month periods ended June 30, 2020 compared to the same periods in 2019. Royalties for barriers started off slow in 2020 with the new transition to the MASH TL3 standard. The Company is uncertain how the COVID-19 outbreak will impact each licensee. The Company continues to seek new license opportunities to expand product offerings around the world.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased for the three month period ended June 30, 2020, compared to the same period in 2019. The decrease is mainly a result of less shipments from the North Carolina and South Carolina facilities. Shipping and installation revenue increased for the six month period ended June 30, 2020, compared to the same period in 2019. The increase is mainly derived from the installation associated with two SlenderWall projects being erected during the first quarter 2020 and an increase in the shipping and installation of barrier rentals during 2020.

Cost of Goods Sold - Total cost of goods sold, as a percentage of total revenue, not including royalties, was 80% and 83% for the three and six month periods ended June 30, 2020, respectively, compared to 83% and 82% for the same periods in 2019, respectively. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly due to the increase in barrier rentals, which typically have higher margins than product sales. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly due to maintaining wage and labor costs despite reduced production volumes.

General and Administrative Expenses - For the three months ended June 30, 2020 the Company's general and administrative expenses increased by $87 to $1,230 from $1,143 during the same period in 2019 and for the six months ended June 30, 2020 the Company's general and administrative expenses decreased by $68 to $2,282 from $2,350 in the prior year. The increased general and administrative expenses for the three month period ended June 30, 2020 is mainly attributed to the write-off of bad debts associated with retainage on two large jobs. The decrease in general and administrative expenses for the six month period ended June 30, 2020 is mainly attributed to no provision for stock compensation compared to the six month period ended June 30, 2019. General and administrative expense as a percentage of total revenue was 11% for both six month periods ended June 30, 2020 and 2019, respectively.

Selling Expenses - Selling expenses for the three months ended June 30, 2020 decreased to $574 from $640 for the same period in 2019. Selling expenses for the six months ended June 30, 2020 decreased to $1,164 from $1,207 for the same period in 2019. The reduction in selling expenses for the three and six month periods are attributed to a decrease in sales commissions compared to the same periods in the prior year.

Operating Income (Loss) - The Company had operating income for the three month period ended June 30, 2020 of $573 compared to operating income of $373 for the same period in 2019. The increase in operating income for the three month period ended June 30, 2020 compared to the same period in 2019, was mainly due to the increase in gross profit margins. The Company had operating income for the six month period ended June 30, 2020 of $532 compared to operating income of $821 for the same period in 2019. The decrease in operating income is mainly due to lower sales volumes combined with higher cost of goods sold as a percentage of revenue, excluding royalties.

Interest Expense - Interest expense was $57 and $40 for the three month period ended June 30, 2020 and 2019, respectively. Interest expense was $113 and $85 for the six month period ended June 30, 2020 and 2019, respectively. The Company expects interest expense to increase for the full year 2020, as compared to the full year 2020, due to the debt financing on the North Carolina expansion project completed in the fourth quarter 2019.

Income Tax Expense (Benefit) - The Company had an income tax expense of $130 with an effective rate of 23% for the three months ended June 30, 2020 compared to income tax expense of $86 with an effective rate of 23% for the same period in 2019. The Company had an income tax expense of $120 with an effective rate of 23% for the six months ended June 30, 2020 compared to income tax expense of $185 with an effective tax rate of 23% for the same period in 2019.

Net Income (Loss) - The Company had net income of $441 for the three months ended June 30, 2020, compared to net income of $288 for the same period in 2019. The basic and diluted income per share was $0.09 for the three months ended June 30, 2020, and the basic and diluted income per share was $0.06 for the three months ended June 30, 2019. The Company had net income of $403 for the six months ended June 30, 2020, compared to net income of $628 for the same period in 2019. The basic and diluted income per share was $0.08 for the six months ended June 30, 2020, and the basic and diluted income per share was $0.12 for the six months ended June 30, 2019.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $375 as of June 30, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at June 30, 2020 was $2,103.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.The balance of the note payable at June 30, 2020 was $2,647.

On April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting November 16, 2020, payable monthly over 18 months in the amount of $152. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank.

The Company additionally has 7 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $205.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2020.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of June 30, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2020. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition.

At June 30, 2020, the Company had cash totaling $4,404 and investment securities totaling $1,189, compared to cash totaling $1,364 and investment securities totaling $1,176 at December 31, 2019. Investment securities at June 30, 2020 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of the PPP loan received on April 16, 2020.

Capital spending for the six months ended June 30, 2020 totaled $2,326, as compared to $1,996 for the same period in 2019. The 2020 expenditures were mainly for the rental barrier, yard expansion in Midland, Virginia in which the Company committed to during the fourth quarter 2019, and manufacturing equipment. The Company has completed the yard expansion at Midland, Virginia and intends to continue maintenance capital expenditures as needed over the remainder of the year.

The Company's three mortgage notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only slightly affect the interest paid by the Company on an annual basis. Approximately 99% of the Company's debt obligations are financed at a fixed interest rate, after consideration of the Promissory Note Rate Conversion Agreement, so that each 1% increase in the interest rates of the Company’s outstanding debt will reduce income by approximately $1 annually, excluding the impact of fair value changes in the Promissory Note Rate Conversion Agreement.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 99 days for the six months ended June 30, 2020 compared to 89 days for the year ended December 31, 2019. The increase in DSO is mainly due to retainage being withheld on multiple large projects.

If actual results regarding the Company's production, sales, and subsequent collections on customer receivables are materially inconsistent with management's expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company's operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could cause defaults and acceleration under it's loan agreements and lose access to the credit facility. Although no assurances can be given, the Company believes that anticipated cash flow from operations and the availability under the line of credit, which matures October 1, 2020 and is expected to be renewed, and the Payment Protection Plan loan received during the second quarter 2020 will be sufficient to finance the Company’s operations for at least the next 12 months. As a micro cap public company, with minimal trading volume, the Company does not have access to the public capital markets as do larger public companies; in this respect the Company has not raised equity funding through a private placement or underwriting public offering since its initial public offering in 1995.

The Company’s inventory was $2,108 at June 30, 2020 and $2,242 at December 31, 2019, or a decrease of $134. The decrease in inventory is due to the reduction of barrier in finished goods on hand at June 30, 2020 with the transition to the MASH TL3 standard and the focus shifting from 'Barrier Sales' to 'Barrier Rentals'. Inventory turnover was 11.4, annualized for the six months ended June 30, 2020, compared to 10.9, annualized for the same period in 2019.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2019. There have been no changes as of June 30, 2020.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have remained flat for the first six months of 2020. The Company anticipates raw material prices may slightly increase for the remainder of 2020, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 3, 2020, the Company’s sales backlog was approximately $25.6 million, as compared to approximately $27.6 million at the same time in 2019. The decrease is mainly due to the reduction in bidding activity in 2020. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2020.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 11, 2020	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2020	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)