Form 10-Q
period 2020-09-30
SMITH MIDLAND CORP
filed 2020-11-10
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common Stock, $0.01 par value, outstanding as of November 2, 2020: 5,183,991 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	September 30, 2020 (Unaudited)	December 31, 2019
Current assets
Cash	$7,449	$1,364
Investment securities, available-for-sale, at fair value	1,208	1,176
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $388 and $333), including contract retentions	9,753	12,723
Trade - unbilled	703	310
Inventories, net
Raw materials	640	488
Finished goods	1,524	1,754
Prepaid expenses and other assets	838	784
Refundable income taxes	123	432

Total current assets	22,238	19,031

Property and equipment, net	18,923	17,735

Deferred buy-back lease asset, net	4,446	5,042

Other assets	326	307

Total assets	$45,933	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2020 (Unaudited)	December 31, 2019
Current liabilities
Accounts payable - trade	$2,499	$3,180
Accrued expenses and other liabilities	1,016	125
Deferred revenue	1,611	1,891
Accrued compensation	1,342	1,075
Accrued income taxes	305	—
Dividend payable	—	282
Deferred buy-back lease obligation	1,203	966
Operating lease liabilities	83	81
Current maturities of notes payable	819	925
Customer deposits	594	1,077

Total current liabilities	9,472	9,602

Deferred revenue	523	241
Deferred buy-back lease obligation	4,091	5,183
Operating lease liabilities	232	296
Notes payable - less current maturities	6,961	4,086
Deferred tax liability	1,881	1,886

Total liabilities	23,160	21,294

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,224,911 and 5,224,911 issued and 5,183,991 and 5,164,324 outstanding, respectively	52	52
Additional paid-in capital	6,242	6,242
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	16,581	14,629

Total stockholders' equity	22,773	20,821

Total liabilities and stockholders' equity	$45,933	$42,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Product sales	$6,485	$8,589	$20,036	$23,420
Barrier rentals	3,171	625	4,820	1,787
Royalty income	484	427	1,165	1,162
Shipping and installation revenue	2,375	3,568	6,768	7,880

Total revenue	12,515	13,209	32,789	34,249

Cost of goods sold	8,674	10,616	24,971	27,278

Gross profit	3,841	2,593	7,818	6,971

Operating expenses
General and administrative expenses	1,271	1,123	3,553	3,474
Selling expenses	521	717	1,684	1,924

Total operating expenses	1,792	1,840	5,237	5,398

Operating income (loss)	2,049	753	2,581	1,573

Other income (expense)
Interest expense	(53)	(43)	(166)	(127)
Interest income	8	9	26	31
Gain (loss) on sale of assets	(8)	19	58	30
Other income	22	20	41	64

Total other income (expense)	(31)	5	(41)	(2)

Income (loss) before income tax expense (benefit)	2,018	758	2,540	1,571

Income tax expense (benefit)	469	179	588	364

Net income (loss)	$1,549	$579	$1,952	$1,207

Basic and diluted earnings (loss) per common share	$0.30	$0.11	$0.38	$0.24

Weighted average number of common shares outstanding:
Basic	5,184	5,134	5,184	5,134
Diluted	5,184	5,138	5,184	5,138

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	$52	$6,242	$(102)	$14,629	$20,821
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	(38)	(38)
Balance at March 31, 2020	52	6,242	(102)	14,591	20,783
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	441	441
Balance at June 30, 2020	52	6,242	(102)	15,032	21,224
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	1,549	1,549
Balance at September 30, 2020	52	6,242	(102)	16,581	22,773

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2018	$51	$5,973	$(102)	$12,925	$18,847
Vesting of restricted stock	—	84	—	—	84
Net income (loss)	—	—	—	340	340
Balance at March 31, 2019	51	6,057	(102)	13,265	19,271
Vesting of restricted stock	1	69	—	—	70
Net income (loss)	—	—	—	288	288
Balance at June 30, 2019	52	6,126	(102)	13,553	19,629
Vesting of restricted stock	—	69	—	—	69
Net income (loss)	—	—	—	579	579
Balance at September 30, 2019	52	6,195	(102)	14,132	20,277

  The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,952	$1,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,791	1,321
Gain on sale of assets	(58)	(30)
Unrealized (gain) loss	(16)	(29)
Allowance for doubtful accounts	55	115
Stock compensation	—	223
Deferred taxes	(5)	1
(Increase) decrease in
Accounts receivable - billed	2,915	99
Accounts receivable - unbilled	(393)	775
Inventories	78	993
Prepaid expenses and other assets	(96)	(25)
Refundable income taxes	309	783
Increase (decrease) in
Accounts payable - trade	(681)	(973)
Accrued expenses and other liabilities	891	(562)
Deferred revenue	2	358
Accrued compensation	267	(557)
Accrued income taxes	305	—
Deferred buy-back lease obligation	(855)	(201)
Customer deposits	(483)	(508)
Net cash provided by (used in) operating activities	5,978	2,990
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(22)	(24)
Purchases of property and equipment	(2,501)	(3,392)
Deferred buy-back lease asset	—	(358)
Proceeds from sale of fixed assets	144	145
Net cash provided by (used in) investing activities	(2,379)	(3,629)
Cash flows from financing activities:
Proceeds from the line-of-credit construction draw	—	500
Proceeds from long-term borrowings	5,426	49
Repayments of long-term borrowings	(2,658)	(556)
Dividends paid on common stock	(282)	(281)
Net cash provided by (used in) financing activities	2,486	(288)
Net increase (decrease) in cash	6,085	(927)
Cash
Beginning of period	1,364	1,946
End of period	$7,449	$1,019

Supplemental Cash Flow information:
Non-cash transaction - right of use asset and lease liability upon lease standard adoption	$—	$414
Cash payments for interest	$166	$127
Cash payments for income taxes	$1	$41

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At September 30, 2020 and December 31, 2019, accounts receivable included contract retentions of approximately $1,783 and $2,146, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2020 and December 31, 2019, our allowances for doubtful accounts were $388 and $333, respectively.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change	% Change	2020	2019	Change	% Change
Soundwall Sales	$1,736	$1,736	$—	—%	$5,824	$5,790	$34	1%
Architectural Panel Sales	696	593	103	17%	2,229	1,018	1,211	119%
SlenderWall Sales	26	816	(790)	(97)%	949	3,551	(2,602)	(73)%
Miscellaneous Wall Sales	963	474	489	103%	2,994	1,243	1,751	141%
Barrier Sales	1,679	1,921	(242)	(13)%	3,949	5,329	(1,380)	(26)%
Easi-Set and Easi-Span Building Sales	643	2,468	(1,825)	(74)%	1,971	4,837	(2,866)	(59)%
Utility Sales	254	471	(217)	(46)%	1,043	1,228	(185)	(15)%
Miscellaneous Sales	488	110	378	344%	1,077	424	653	154%
Total Product Sales	6,485	8,589	(2,104)	(24)%	20,036	23,420	(3,384)	(14)%
Barrier Rentals	3,171	625	2,546	407%	4,820	1,787	3,033	170%
Royalty Income	484	427	57	13%	1,165	1,162	3	1%
Shipping and Installation Revenue	2,375	3,568	(1,193)	(33)%	6,768	7,880	(1,112)	(14)%
Total Service Revenue	6,030	4,620	1,410	31%	12,753	10,829	1,924	(18)%

Total Revenue	$12,515	$13,209	$(694)	(5)%	$32,789	$34,249	$(1,460)	(4)%

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

2. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share exclude all common stock equivalents, primarily consisting of restricted stock awards, and is computed using the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per common share calculation reflects the potential dilutive effect of securities that could share in earnings of the Company. As of September 30, 2020, there are no outstanding stock options. For periods prior to September 30, 2020 outstanding options were excluded from the diluted earnings (loss) per share calculation when they would have an anti-dilutive effect. Earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share

Net income	$1,549	$579	$1,952	$1,207

Weighted average shares outstanding	5,184	5,134	5,184	5,134

Basic earnings (loss) per common share	$0.30	$0.11	$0.38	$0.24

Diluted earnings (loss) per common share

Net income	$1,549	$579	$1,952	$1,207

Weighted average shares outstanding	5,184	5,134	5,184	5,134
Dilutive effect of stock options and restricted stock	—	4	—	4

Total weighted average shares outstanding	5,184	5,138	5,184	5,138

Diluted earnings (loss) per common share	$0.30	$0.11	$0.38	$0.24

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $301 as of September 30, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at September 30, 2020 was $2,056.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at September 30, 2020 was $2,591.

On April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank.

The Company additionally has 4 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $139.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2020.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of September 30, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of September 30, 2020, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2019	19,667	$5.45
Granted	—	—
Vested	19,667	5.45
Forfeited	—	—

Non-vested, end of period	—	$—

Awards are amortized to expense ratably, on an annual basis, over a three year vesting term, except one grant in January 2019 for 2,000 shares of restricted stock, which vested upon grant. There was stock compensation expense of less than $1 for the three and nine months ended September 30, 2020 and $70 and $223 for the three and nine months ended September 30, 2019, respectively. There is no unrecognized stock compensation cost as of September 30, 2020.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
The coronavirus outbreak, although the ultimate impact is uncertain at this time, may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company has already experienced the following negative impacts on its business: backlog reduction, lower production volumes, employee absence, bidding restrictions within certain key states, and delays in receipt of materials through the Company's supply chain,

●
while the Company was profitable for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss for the quarter ended March 31, 2020,

●
our debt level increased in 2019 and in the first nine months of 2020, and our ability to satisfy the same cannot be assured,

●
the availability of funding or financing in the event of the exercise of the guaranteed buy-back with a certain customer,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
while we have expended significant funds in recent years to increase manufacturing capacity, there is no assurance that we will achieve significantly greater sales,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
changes in general economic conditions in the Company's primary service areas,

●
adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
our contract backlog,

●
our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Overview; Potential Effect of the COVID-19 Outbreak

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
                  c) by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce has been impacted as of this date with an effect on operations at all locations, but this impact has diminished as of the filing date, but no assurance can be provided as to future impacts, particularly in view of new coronavirus outbreaks;
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
                  g) the increase in the overall loan defaults, which in turn impacts the banking sector's ability to fund projects in which the Company's products may be utilized;
                  h) in the event that economic hardships force the Company to default on loan payments, our loans may be called and our ability to borrow under our bank line of credit could cease; and
                  i) as a micro cap public company, with minimal trading volume, we do not have access to the public capital markets as do larger public companies; in this respect, the Company has not raised equity funding through a private placement or underwritten public offering since its initial public offering in 1995.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Although the Company experienced a loss in the first quarter of 2020, as well as experiencing factors described above, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to ultimately estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

The Company had (in thousands) a net loss of $38 for the first quarter 2020, net income of $441 for the second quarter 2020, and net income of $1,549 for the third quarter 2020, resulting in net income of $1,952 for the nine months ended September 30, 2020. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2020 was 72% and 79%, as compared to 83% and 82% for the three and nine months ended September 30, 2019. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects. Total revenues for the three and nine months ended September 30, 2020 were $12,515 and $32,789, respectively, compared to $13,209 and $32,249 for the three and nine months ended September 30, 2019. The Company had a decrease in product sales mainly from reduced sales in SlenderWall, barrier, and Easi-Set building sales, although offset by an increase in architectural and miscellaneous wall sales, compared to the same period in 2019. The Company also had a significant increase in barrier rentals for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 mainly due to the increased linear feet rented over the prior year, short-term special projects, and the continued revenue recognition of the deferred buy-back lease obligation. Operating expenses for 2020 remain in line with the prior year. The Company continues to manage costs with the strategic goals in place to increase exposure and sales efforts towards SlenderWall sales and barrier rentals.

Results of Operations (dollar amounts in thousands, except per share data)

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2020 and 2019. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change	% Change	2020	2019	Change	% Change
Soundwall Sales	$1,736	$1,736	$—	—%	$5,824	$5,790	$34	1%
Architectural Panel Sales	696	593	103	17%	2,229	1,018	1,211	119%
SlenderWall Sales	26	816	(790)	(97)%	949	3,551	(2,602)	(73)%
Miscellaneous Wall Sales	963	474	489	103%	2,994	1,243	1,751	141%
Barrier Sales	1,679	1,921	(242)	(13)%	3,949	5,329	(1,380)	(26)%
Easi-Set and Easi-Span Building Sales	643	2,468	(1,825)	(74)%	1,971	4,837	(2,866)	(59)%
Utility Sales	254	471	(217)	(46)%	1,043	1,228	(185)	(15)%
Miscellaneous Sales	488	110	378	344%	1,077	424	653	154%
Total Product Sales	6,485	8,589	(2,104)	(24)%	20,036	23,420	(3,384)	(14)%
Barrier Rentals	3,171	625	2,546	407%	4,820	1,787	3,033	170%
Royalty Income	484	427	57	13%	1,165	1,162	3	1%
Shipping and Installation Revenue	2,375	3,568	(1,193)	(33)%	6,768	7,880	(1,112)	(14)%
Total Service Revenue	6,030	4,620	1,410	31%	12,753	10,829	1,924	(18)%

Total Revenue	$12,515	$13,209	$(694)	(5)%	$32,789	$34,249	$(1,460)	(4)%

Soundwall Sales - Soundwall sales remained flat for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. The Virginia plant continues to produce soundwall for the largest soundwall contract in Company history, which was initially awarded during 2018, and for which production is expected through 2021.

Architectural Sales - Architectural sales increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The Company had one large architectural panel project begin during the first quarter 2020 with continued production through the third quarter 2020, while there was much lower architectural panel production in the first nine months of 2019. The Company was recently awarded a large architectural project which began production the fourth quarter 2020, with additional production scheduled into 2021.

SlenderWall Sales - SlenderWall sales significantly decreased for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The decrease for the three and nine month periods ending September 30, 2020 compared to the same periods in 2019, is mainly attributable to the Company finishing production of a major SlenderWall project during the first and second quarter 2019, as compared to the completion of several smaller projects during the first quarter of 2020. The revenue for the third quarter 2020 was for a customer sample test panel and is part of the sales strategy to expand the product offering and capabilities. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to success of this endeavor, particularly in light of the COVID-19 outbreak.

Miscellaneous Wall Sales - Miscellaneous wall sales increased significantly for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019 due to the amount of retaining wall projects in production. The Company was awarded various miscellaneous wall panel projects in the later part of 2019, with production expected to continue into 2021.

Barrier Sales - Barrier sales decreased during the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Aligning with the Company's strategy to shift to barrier rentals versus barrier sales, barrier sales are expected to continue to trend lower than previous periods.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales significantly decreased for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019 mainly due to a large building and restroom project occuring in 2019 which was produced at multiple plants.

Utility Sales - Utility sales decreased for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize in lower priced utility products.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks or small add-on items. Miscellaneous product sales increased for the three and nine month periods ended September 30, 2020 compared to the same period in 2019. These products are typically small in nature and the Company focuses it's priorities on larger contracts.

Barrier Rentals - Barrier rentals increased significantly for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019 due to the higher quantity of linear feet rented than the previous year and a few short-term special projects, which carried slightly higher margins due to the complexity and risk of the projects. Barrier rentals were also positively impacted for the first nine months of 2020 with the revenue recognition from the deferred buy-back lease obligation. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet in late 2019. Its success in this endeavor will be affected by the level of governmental spending on future public highway products, which spending may be adversely effected by cutbacks resulting from diversion of funds due to the COVID-19 outbreak.

Royalty Income - Royalties increased for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Royalties for barriers started off slow in 2020 with the new transition to the MASH TL3 standard, although royalty income has increased during the second half of the year. The Company is uncertain how the COVID-19 outbreak will impact each licensee. The Company continues to seek new license opportunities to expand product offerings around the world.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased for the three and nine month periods ended September 30, 2020, compared to the same periods in 2019. The decrease is mainly a result of less SlenderWall and Easi-Set building installation occurring in the first nine months of 2020 as compared to the same period in 2019.

Cost of Goods Sold - Total cost of goods sold, as a percentage of total revenue, not including royalties, was 72% and 79% for the three and nine month periods ended September 30, 2020, respectively, compared to 83% and 82% for the same periods in 2019, respectively. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, is mainly due to the increase in barrier rentals, which typically have higher margins than product sales, and the short-term special projects, which carry slightly higher margins due to the complexity and risk of the projects.

General and Administrative Expenses - For the three months ended September 30, 2020 the Company's general and administrative expenses increased by $148 to $1,271 from $1,123 during the same period in 2019 and for the nine months ended September 30, 2020 the Company's general and administrative expenses increased by $79 to $3,553 from $3,474 in the prior year. The increased general and administrative expenses for the three and nine month periods ended September 30, 2020 is mainly attributed to the write-off of bad debts associated with retainage on two large jobs, and a slight increase in salaries and wages. General and administrative expense as a percentage of total revenue was 11% and 10% for the nine month periods ended September 30, 2020 and 2019, respectively.

Selling Expenses - Selling expenses for the three months ended September 30, 2020 decreased to $521 from $717 for the same period in 2019. Selling expenses for the nine months ended September 30, 2020 decreased to $1,684 from $1,924 for the same period in 2019. The reduction in selling expenses for the three and nine month periods are attributed to a decrease in sales commissions compared to the same periods in the prior year.

Operating Income (Loss) - The Company had operating income for the three month period ended September 30, 2020 of $2,049 compared to operating income of $753 for the same period in 2019. The Company had operating income for the nine month period ended September 30, 2020 of $2,581 compared to operating income of $1,573 for the same period in 2019. The increase in operating income for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019, was mainly due to the increase in gross profit margins associated with barrier rentals.

Interest Expense - Interest expense was $53 and $43 for the three month period ended September 30, 2020 and 2019, respectively. Interest expense was $166 and $127 for the nine month period ended September 30, 2020 and 2019, respectively. The Company expects interest expense to increase for the full year 2020, as compared to the full year 2019, due to the debt financing on the North Carolina expansion project completed in the fourth quarter 2019.

Income Tax Expense (Benefit) - The Company had an income tax expense of $469 with an effective rate of 23% for the three months ended September 30, 2020 compared to income tax expense of $179 with an effective rate of 24% for the same period in 2019. The Company had an income tax expense of $588 with an effective rate of 23% for the nine months ended September 30, 2020 compared to income tax expense of $364 with an effective tax rate of 23% for the same period in 2019.

Net Income (Loss) - The Company had net income of $1,549 for the three months ended September 30, 2020, compared to net income of $579 for the same period in 2019. The basic and diluted income per share was $0.30 for the three months ended September 30, 2020, and the basic and diluted income per share was $0.11 for the three months ended September 30, 2019. The Company had net income of $1,952 for the nine months ended September 30, 2020, compared to net income of $1,207 for the same period in 2019. The basic and diluted income per share was $0.38 for the nine months ended September 30, 2020, and the basic and diluted income per share was $0.24 for the nine months ended September 30, 2019.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $301 as of September 30, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at September 30, 2020 was $2,056.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at September 30, 2020 was $2,591.

On April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting  thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank.

The Company additionally has 4 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $139.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2020.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of September 30, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of September 30, 2020, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At September 30, 2020, the Company had cash totaling $7,449 and investment securities totaling $1,208, compared to cash totaling $1,364 and investment securities totaling $1,176 at December 31, 2019. Investment securities at September 30, 2020 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of the PPP loan received on April 16, 2020 and positive operating results.

Capital spending for the nine months ended September 30, 2020 totaled $2,501, as compared to $3,392 for the same period in 2019. The 2020 expenditures were mainly for the purchase of rental barrier and yard expansion in Midland, Virginia in which the Company committed to both during the fourth quarter 2019, and miscellaneous manufacturing equipment. The Company has completed the yard expansion at Midland, Virginia and intends to continue maintenance capital expenditures as needed over the remainder of the year.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 90 days for the nine months ended September 30, 2020 compared to 89 days for the year ended December 31, 2019. The increase in DSO is mainly due to retainage being withheld on multiple large projects.

If actual results regarding the Company's production, sales, and subsequent collections on customer receivables are materially inconsistent with management's expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company's operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could cause defaults and acceleration under it's loan agreements and lose access to the credit facility. Although no assurances can be given, the Company believes that it's current cash resources, anticipated cash flow from operations and the availability under the line of credit, and the Payment Protection Plan loan received during the second quarter 2020 will be sufficient to finance the Company’s operations for at least the next 12 months. As a micro cap public company, with minimal trading volume, the Company does not have access to the public capital markets as do larger public companies; in this respect the Company has not raised equity funding through a private placement or underwriting public offering since its initial public offering in 1995.

The Company’s inventory was $2,164 at September 30, 2020 and $2,242 at December 31, 2019, or a decrease of $78. The decrease in inventory is due to the reduction of barrier in finished goods on hand at September 30, 2020 with the transition to the MASH TL3 standard and the focus shifting from barrier sales to barrier rentals. Inventory turnover was 14.9, annualized for the nine months ended September 30, 2020, compared to 11.3, annualized for the same period in 2019.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2019. There have been no changes as of September 30, 2020.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have slightly increased for the first nine months of 2020. The Company anticipates raw material prices should remain flat for the remainder of 2020, although no assurance can be given regarding future pricing.

Sales Backlog

As of November 2, 2020, the Company’s sales backlog was approximately $20.6 million, as compared to approximately $28.5 million at the same time in 2019. The decrease is mainly due to the reduction in bidding activity in 2020. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2020.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A.    Risk Factors

Not required

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Mine Safety Disclosures

Not applicable

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

Exhibit No.	Exhibit Description
10.1	Change in Terms Agreement, dated September 23, 2020, for the payment schedule modification to the PPP loan with Summit Community Bank
10.2	Comercial Line of Credit Renewal Agreement and Note, dated October 1, 2020, for the renewal of the line of credit in the amount of $4,000,000 with Summit Community Bank
10.3	Commitment Letter, dated October 21, 2020, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 10, 2020	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2020	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)