Form 10-K
period 2020-12-31
SMITH MIDLAND CORP
filed 2021-03-30
CIK 924719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2020

or

☐
 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752
Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road
Midland, Virginia  22728
(Address of Principal Executive Offices, Zip Code)
Registrant's telephone number, including area code: (540) 439-3266

Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	SMID	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by  check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2020 (the last business day of the Company’s most recently completed second fiscal quarter) was $29,911,628. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 8, 2021, the Company had outstanding 5,202,158 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference
None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•
Although the ultimate impact is uncertain at this time, the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and future results of operations. In this respect, the Company has already experienced the following negative impacts on its business: a reduction in revenues in 2020 from that of 2019, backlog reduction, lower production volumes, employee absence, bidding restrictions within certain key states, and minor delays in receipt of materials through the Company's supply chain,

•
while the Company reported net income for the years ended December 31, 2020 and 2019, there are no assurances the Company can remain profitable in future periods,

•
our debt level increased in 2020 and 2019, and our ability to satisfy the same cannot be assured,

•
our ability to collect accounts receivable may be adversely affected by the coronavirus outbreak,

•
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•
while we have expended significant funds in recent years to increase manufacturing and rental capacity, there is no assurance that we will achieve significantly greater sales,

•
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

•
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•
changes in general economic conditions in the Company's primary service areas,

•
adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•
our compliance with governmental regulations,

•
the outcome of future litigation, if any,

•
the decrease in our year to year contract backlog,

•
our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•
the cyclical nature of the construction industry,

•
our exposure to increased interest expense payments should interest rates change, and

•
the other factors and information disclosed and discussed in other sections of this report.

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

PART I

Item 1    Business

General

Smith-Midland Corporation (the "Company") invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities and farming industries through its six wholly-owned subsidiaries. The Company's precast, licensing, and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing and marketing innovative and proprietary products, including SlenderWall®, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb some of the traffic noise; Sierra Wall™, a patented sound barrier primarily for roadside use; Easi-Set® and Easi-Span® patented transportable concrete buildings; and Beach Prisms™ erosion mitigating modules. In addition, the Company's precast subsidiaries produce farm products such as cattleguards and water and feed troughs as well as custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, retaining walls and utility vaults.

The Company was incorporated in Delaware on August 2, 1994. Prior to a corporate reorganization completed in October 1994, the Company conducted its business primarily through Smith-Midland Virginia, which was incorporated in 1960 as Smith Cattleguard Company, a Virginia corporation, and which subsequently changed its name to Smith-Midland Corporation in 1985. The Company’s principal offices are located at 5119 Catlett Road, Midland, Virginia 22728 and its telephone number is 540-439-3266. As used in this report, unless the context otherwise requires, the term the “Company” refers to Smith-Midland Corporation and its subsidiaries. The Company’s wholly owned subsidiaries consist of Smith-Midland Corporation, a Virginia corporation; Smith-Carolina Corporation, a North Carolina corporation; Smith-Columbia Corporation, a South Carolina corporation, Easi-Set Industries, Inc., a Virginia corporation doing business as Easi-Set Worldwide; Concrete Safety Systems, Inc., a Virginia corporation; and Midland Advertising and Design, Inc., a Virginia corporation doing business as Midland Advertising + Design.

Market

The Company's precast concrete products market and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports, municipal utilities, and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall® exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states. The Company's licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, and Trinidad.

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

Products

The Company's precast concrete products are cast in manufacturing facilities and delivered to a site for installation, as contrasted to ready-mix concrete, which is produced offsite in a “batch plant,”and delivered with a concrete mixer truck where it is mixed and delivered to a construction site to be poured and set at the site. Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as in a decorative wall of a building. Structural uses include building walls, frames, floors, or roofs. The Company currently manufactures and sells a wide variety of products for use in the construction, transportation, and utility industries.

SlenderWall® Lightweight Construction Panels

The SlenderWall® system is a patented prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company's SlenderWall® system combines the essential components of a wall system into a single panel ready for interior dry wall mounting upon installation. The base components of each SlenderWall® panel consists of a galvanized stud frame with an exterior surface of approximately two-inch thick, steel reinforced, high-density, precast concrete (with integral water repellent), a thermal break, and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel fasteners that position the exterior concrete away from the steel frame to provide improved thermal performance.

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

The Company custom designs, manufactures, installs, and licenses the SlenderWall® exterior cladding system. The exterior of the SlenderWall® system can be produced in a variety of attractive architectural finishes, such as concrete, exposed stone, granite, metal, or thin brick and can be integrated with other cladding materials.

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

The proprietary feature of J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier, resembling the letter "J" when viewed from directly above. The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "J-Hook" face each other. To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the J-Hook of an elevated section of the barrier above the J-Hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged using the cast-in alignment slot.

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

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 38 states have approved the MASH restrained barrier and 34 states have approved the MASH free-standing design as an alternate to their state standard. In Canada, the provinces of Alberta and Nova Scotia have approved the MASH tested barrier. The new J-J Hooks free-standing barrier successfully passed the two required MASH TL3 tests and in January 2018 and August 2018 received the FHWA federal-aid eligibility letters. The FHWA Eligibility letters B300 and B307 have been issued as of February 2018 and September 2018, respectively.

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

Beach Prisms™ Erosion Control Modules

Beach Prisms™ is a shoreline erosion control product that uses the preferred natural "soft" approach as opposed to the "hard" approach of seawalls and jetties, to solve this worldwide problem. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline. Waves pass through the specially designed slots in the triangular 3-4 foot tall by 10 foot long Beach Prisms™ modules. The success of a Beach Prisms™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties. The Company received “design protection” in the United States for the Beach Prisms™ in 2010. State and local approvals are necessary for installation of the product, and the Company has experienced challenges receiving approvals in their local markets.

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

Although the Company is optimistic about the success of Beach Prisms™ and H2Out™, there can be no assurance of the commercial acceptance of these products and, in the case of Beach Prisms™, there can be no assurance of regulatory approvals.

Sources of Supply

All of the raw materials necessary for the manufacture of the Company's products are available from multiple sources. To date, the Company has experienced minor delays in obtaining materials, but believes that it will be able to obtain required materials from a number of suppliers at commercially reasonable prices.

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries for the manufacturing and sale rights for certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set®/Easi-Span® Precast Buildings, SlenderWall®, SoftSound™ and Beach Prisms™. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time training and administration license fee varying on the product licensed. License royalties vary depending upon the product licensed, but the range is typically 4% to 6% of the net sales of the licensed product. In addition, Easi-Set®/Easi-Span® Buildings and SlenderWall® licensees pay the Company a monthly fee for co-op advertising & promotional programs. The Company produces and distributes advertising & promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company maintains 54 licensing agreements in the United States, 9 in Canada, and 1 each in Australia, Belgium, Mexico, New Zealand and Trinidad, for a total of 68 licenses worldwide.

The Company is continually discussing new license arrangements with potential precast companies and, although no assurance can be given, expects to increase its licensing activities.

Marketing and Sales

The Company uses an in-house sales force and, to a lesser extent, independent sales representatives to market its precast concrete products through trade show attendance, sales presentations, virtual meetings, advertisements in trade publications, and direct mail to end users.

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

The Company believes that the principal competitive factors for its precast products are price, durability, ease of use and installation, speed of production and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in Midland, Virginia, Reidsville, North Carolina and Hopkins (Columbia), South Carolina compete favorably with respect to each of these factors in the Mid-Atlantic and Southeastern regions of the United States. Finally, the Company believes it offers a broad range of products that are very competitive in these markets.

Intellectual Property

The Company seeks to protect our intellectual property rights by relying on federal, state and common law rights in the United States and other countries, as well as contractual restrictions. Our intellectual property assets include patents, patent applications, trade secrets, trademarks, trade dress, copyrights, operating and instruction manuals, crash tests, non-disclosure and other contractual arrangements.

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

Human Capital Resources

As of March 8, 2021, the Company had a total of 200 employees, of which 162 are full-time, 8 are part-time and 30 are temporary workers, with 141 located at the Company's Midland, Virginia facility, 29 are located at the Company's facility in Reidsville, North Carolina and 30 are located at the Company's facility in Hopkins (Columbia), South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

We manage our Company according to our vision, mission, and core principles. Included among these principles are respect for people, lead with humility, kaizen spirit, focus on process, seek perfection, assure quality at the source, create consistency of purpose, embrace scientific thinking, think systemically, and create value for the customer. We continue to focus on training and development of our associates at every level in the organization, and pride ourselves on safety, quality, delivery, morale, and cost. We expect that these approaches to leading and empowering our associates will create trust with our customers, creating sustainability and growth of the business.

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

The Company's second manufacturing facility is located in Reidsville, North Carolina on 46 acres of owned land and includes a 15,000 square foot manufacturing plant and administrative offices with additional space for future expansion. The facility began production in the fourth quarter 2019. The previous North Carolina facility, on ten acres of owned land, including an 8,000 square foot manufacturing plant with administrative offices, remains operational with future use not determined at this time.

The Company's third manufacturing facility is located in Hopkins (Columbia), South Carolina. The facility is located on 39 acres of land owned by the Company and has approximately 40,000 square feet of production space and administrative offices. The South Carolina facility gives the Company sufficient capacity to cover additional territory from the Atlantic Coast region to the northern part of Florida.

The Company's present facilities are adequate for its current needs.

Item 3.    Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.
 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "SMID".

As of March 8, 2021, there were approximately 200 record holders of the Company's Common Stock. Management believes there are at least 900 beneficial owners of the Company's Common Stock.

Dividends

Although the Company paid a dividend for the previous eight consecutive years, the Company did not declare a dividend in 2020. The Company cannot guarantee the continued payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, potential coronavirus outbreak concerns, and other pertinent factors.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report. Dollar amounts are in thousands, except for per share amounts.

The Company generates revenues primarily from the sale, leasing, licensing, shipping and installation of precast concrete products and systems for the construction, utility and farming industries. The Company's operating strategy has involved producing and marketing innovative and proprietary products, including Slenderwall™, a patent pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Barrier, a patented positive-connected highway safety barrier; Sierra Wall™, a patented sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system. In addition, the Company produces utility vaults; farm products such as cattleguards; and custom order precast concrete products with various architectural surfaces.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has already experienced an adverse impact to its business by a reduction in revenues in 2020 from that in 2019, a reduction in backlog, lower production volumes, employee absence, bidding restrictions within certain key states such as Maryland and North Carolina, and minor delays in receipt of materials through the Company's supply chain. The Company may be further negatively impacted in the following respects:

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
                  e) in the event that any of the states in which we sell our products and services may eliminate, cancel, or delay projects due to monetary limitations resulting from the COVID-19 outbreak; in this respect, the Company has experienced a reduction in bidding activity;
                  f) the reduction of state infrastructure budgets due to the reduction in funding through the gas tax, or other funding sources;
                  g) the increase in the overall loan defaults, which in turn impacts the banking sector's ability to fund projects in which the Company's products may be utilized; and
                  h) in the event that economic hardships force the Company to default on loan payments, our loans may be called and our ability to borrow under our bank line of credit could cease;

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Although the Company experienced a loss in the first quarter of 2020 and reduced revenues for the year 2020 as compared to 2019, as well as experiencing factors described above, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to ultimately estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

Overview

Overall, the Company’s financial bottom line performance was higher in 2020 when compared to 2019. The Company had net income for 2020 in the amount of $2,665 compared to net income of $1,949 for 2019. Sales decreased by $2,829 to $43,862 in 2020 from $46,691 in 2019. The decrease in sales is mainly attributed to the decrease in product sales, which was derived from reduced SlenderWall, Easi-Set Building, and barrier sales partially offset by an increase in Architectural sales. The reduction in barrier sales is in line with the Company's strategy to shift toward barrier rentals versus barrier sales. The decrease in product sales was offset in part by the significant increase in barrier rentals in 2020 compared to 2019 which is mainly due to the increased linear feet rented over the prior year, short-term special projects, and the continued revenue recognition of the deferred buy-back lease obligation (as described in our financial statements under "Summary of Significant Accounting Policies - Revenue Recognition - Sale to a Customer with a Buy-Back Guarantee - Lease Income"). The significant increase in barrier rentals also favorably impacted gross margins, excluding royalties, with an increase to 22% in 2020 from 18% in 2019. Operating expenses for 2020 remain in line with the prior year. The Company continues to manage costs with the strategic goals in place to increase marketing and sales efforts towards SlenderWall sales and barrier rentals.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

For the year ended December 31, 2020, the Company had total revenue of $43,862 compared to total revenue of $46,691 for the year ended December 31, 2019, a decrease of $2,829, or 6%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2020 and 2019 (in thousands):

Revenue by Type (Disaggregated Revenue)	2020	2019	Change	% Change
Product Sales:
Soundwall Sales	$7,499	$7,736	$(237)	(3)%
Architectural Sales	3,668	1,104	2,564	232%
SlenderWall Sales	948	5,063	(4,115)	(81)%
Miscellaneous Wall Sales	3,371	1,685	1,686	100%
Barrier Sales	5,507	8,582	(3,075)	(36)%
Easi-Set and Easi-Span Building Sales	2,935	5,937	(3,002)	(51)%
Utility Sales	1,310	1,608	(298)	(19)%
Miscellaneous Sales	1,538	513	1,025	199%
Total Product Sales	26,776	32,228	(5,452)	(17)%
Barrier Rentals	6,879	2,488	4,391	176%
Royalty Income	1,688	1,672	16	1%
Shipping and Installation Revenue	8,519	10,303	(1,784)	(17)%
Total Service Revenue	17,086	14,463	2,623	18%
Total Revenue	$43,862	$46,691	$(2,829)	(6)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales – Soundwall panel sales slightly decreased by 3% in 2020 compared to 2019 due primarily to the smaller number of projects in production during 2020 at the North Carolina and South Carolina facilities as compared to 2019. The Virginia plant continues to produce soundwall for the largest soundwall contract in Company history, which was initially awarded during 2018, and for which production is expected to continue in 2021.

Architectural Sales – Architectural panel sales significantly increased by 232% in 2020 compared to 2019. The Company had one large architectural panel project begin during the first quarter 2020 with continued production through the third quarter 2020. The Company was also awarded a large architectural project which began production the fourth quarter 2020, with additional production scheduled into 2021.

SlenderWall Sales – SlenderWall panel sales decreased by 81% in 2020 when compared to 2019. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The decrease is mainly attributable to the Company finishing production of a major SlenderWall project during the first and second quarter 2019, as compared to the completion of several smaller projects during the first quarter of 2020. The Company recorded revenue in the third quarter 2020 for a customer sample test panel which is part of the sales strategy to expand the product offering and capabilities. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor, particularly in light of the COVID-19 outbreak.

Miscellaneous Wall Sales – Miscellaneous wall sales can be highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales doubled in 2020 when compared to 2019. The Company was awarded various miscellaneous wall panel projects in the later part of 2019, with production expected to continue into 2021.

Barrier Sales – Barrier sales decreased by 36% in 2020 when compared to 2019. Aligning with the Company's strategy to shift to barrier rentals versus barrier sales, barrier sales are expected to continue to trend lower than previous periods.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales decreased significantly by 51% in 2020 as compared to 2019 which was mainly due to a large building and restroom project occuring in 2019 which was produced at multiple plants.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility product sales decreased by 19% in 2020 compared to 2019. The utility market is extremely competitive, with many competitors who specialize in lower priced utility products. The Company is much more competitive on larger quantity projects and continues to bid on utility projects.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, blocks or small add-on items. For 2020, miscellaneous product sales increased by 199% when compared to 2019. These products are typically small in nature and the Company focuses it's priorities on larger, more profitable jobs.

Barrier Rentals – Barrier rentals increased by 176% in 2020 when compared to 2019. The increase was due to the higher quantity of linear feet rented than the previous year and a few short-term special projects, which carried slightly higher margins due to the complexity and risk of the projects. Barrier rentals were also positively impacted by the revenue recognition from the deferred buy-back lease obligation. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant investment in the rental fleet in late 2019. Its success in this endeavor will be affected by the level of governmental spending on future public highway products, which spending may be adversely effected by cutbacks resulting from diversion of funds due to the COVID-19 outbreak.

Royalty Income – Royalties increased by 1% in 2020 as compared to 2019. Royalty income increased during the second half of the year 2020 with a large increase in barrier and building royalties. The Company is uncertain how the COVID-19 outbreak will impact each licensee in future periods. The Company continues to seek new license opportunities to expand product offerings around the world.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues decreased by 17% for 2020 when compared to 2019. The decrease is mainly a result of less SlenderWall and Easi-Set building installation occurring in 2020 as compared to the prior year.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2020 was $32,820, a decrease of $3,902, or 11%, from $36,722 for the year ended December 31, 2019. Total cost of goods sold, as a percentage of total revenue not including royalties, decreased to 78% for the year ended December 31, 2020 from 82% for the year ended December 31, 2019.  The decrease in cost of goods sold as a percentage of revenue, not including royalties is mainly due to the increase in barrier rentals, which typically have higher margins than product sales, and the short-term special projects, which carry slightly higher margins due to the complexity and risk of the projects.

General and Administrative Expenses – For the year ended December 31, 2020, the Company's general and administrative expenses increased by $102, or 2%, to $4,989 from $4,887 during the same period in 2019. The increase is mainly attributed to the write-off of bad debts associated with retainage on two jobs.

Selling Expenses – Selling expenses for the year ended December 31, 2020 decreased by $242, or 10%, to $2,294 from $2,536 for the year ended December 31, 2019. The reduction in selling expenses are attributed to a decrease in wages and sales commissions compared to the same periods in the prior year.

Operating Income – The Company had operating income for the year ended December 31, 2020 of $3,759 compared to operating income of $2,546 for the year ended December 31, 2019, an increase of $1,213, or 48%. The increase in operating income was primarily the result of the increase in gross profit margins associated with barrier rentals.

Interest Expense – Interest expense was $217 for the year ended December 31, 2020 compared to $179 for the year ended December 31, 2019. The increase of $38, or 21%, was due primarily to the debt financing on the North Carolina expansion project completed in the fourth quarter 2019.

Income Tax Expense – The Company had income tax expense of $1,127 for the year ended December 31, 2020 compared to income tax expense of $549 for the year ended December 31, 2019. The Company had an effective rate of 29.7% for the year ended December 31, 2020 compared to an effective rate of 21.9% for the same period in 2019. The increase in the tax rate is mainly attributed to the change in various state tax rates.

Net Income – The Company had net income of $2,665 for the year ended December 31, 2020, compared to net income of $1,949 for the same period in 2019. The basic and diluted income per share was $0.51 for 2020, compared to basic and diluted income per share of $0.38 for the year ended December 31, 2019. There were 5,185 basic and 5,185 diluted weighted average shares outstanding in 2020 and 5,142 basic and 5,147 diluted weighted average shares outstanding in the 2019.

Liquidity and Capital Resources

The Company financed its capital expenditures requirements for 2020 with cash flows from operations, cash balances on hand and notes payable to a bank. The Company had $4,936 of debt obligations at December 31, 2020, of which $740 is scheduled to mature within twelve months. During the twelve months ended December 31, 2020, the Company made repayments of outstanding debt in the amount $2,868 and received $2,793 in proceeds of borrowings mainly deriving from a refinance consolidating notes payable, yard expansion in Virginia, and a vehicle. The Company did not draw on the line of credit during the twelve months ended December 31, 2020.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $227 as of December 31, 2020. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of it's North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2020 was $2,008.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at December 31, 2020 was $2,535.

The Company additionally has 5 smaller installment loans with annual interest rates between 3.99% and 5.29%, maturing between 2020 and 2025, with varying balances totaling $166.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of December 31, 2020.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may ony be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of December 31, 2020. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of December 31, 2020, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2020, the Company had cash totaling $8,764 and $1,228 of investment securities available for sale compared to cash totaling $1,364 and $1,176 of investment securities available for sale at December 31, 2019. Investment securities at December 31, 2020 consist of shares of USVAX (a Virginia Bond Fund). During 2020, the Company’s operating activities provided $7,487 of cash due mainly to operating income and the collection of accounts receivable. In 2020, investing activities used $2,421 in cash primarily for the yard expansion in Virginia, the purchase of rental barrier, manufacturing equipment, and a vehicle. Financing activities provided $2,334 in cash in 2020, resulting primarily from the PPP loan received in April as a result of the CARES Act.

Capital spending, including financed additions, decreased from $4,513 in 2019 to $2,627 in 2020. Capital expenditures in 2020 included spending for the yard expansion in Virgnia, rental barrier, manufacturing equipment, and a vehicle. While the Company anticipates capital spending for 2021 to be approximately $2,000, excluding acquisitions and plant expansions (which none are anticipated at this time), such plans may change if the Company is adversely effected by the coronavirus outbreak.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2020 and 2019 was 89 days for both periods. Although no assurances can be given, the Company believes that it's current cash resources, anticipated cash flow from operations, the availability under the line of credit, and the Payment Protection Plan loan received during the second quarter 2020 will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory at December 31, 2020 was $2,194 and at December 31, 2019 was $2,242, a decrease of $48. The annual inventory turns for 2020 and 2019 were 13.9 and 12.1, respectively. The inventory turns for 2020 have increased due to the Company having limited inventory, and all major contracts were recognized in revenue as produced. Finished goods inventory decreased for 2020 as compared to 2019 mainly staying consistent with prior years by limiting standard products produced and held at the end of 2020.

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

The Company evaluates the adequacy of its allowance for doubtful accounts at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company’s estimate.

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

Inflation

Management believes that the Company's operations were not significantly affected by inflation in 2020 and 2019, particularly in the purchases of certain raw materials such as cement and steel. The Company believes that raw material pricing will slightly increase in 2021, although no assurance can be given regarding future pricing.

Backlog

As of March 8, 2021 the Company's sales backlog was approximately $19.6 million as compared to approximately $30.9 million at approximately the same time in 2020. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced through the year 2022. The reduction in backlog was due to reduced bidding opportunities and delays in contract awards. The Company expects the backlog to increase with continued bidding on large infrastructure and SlenderWall/architectural projects, although no assurance can be given.

The risk exists that recessionary economic conditions and the coronavirus outbreak may adversely affect the Company more than it has experienced to date. To mitigate these economic and other risks, the Company has a broader product offering than most competitors and has historically been a leader in innovation and new product development in the industry. The Company is continuing this strategy through the development, marketing and sales efforts for its new products.

The Company continues to evaluate both production and administrative processes, and has streamlined many of these processes through lean activities. During 2020 and 2019, the Company, through lean activities, continued to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to eliminating waste and providing value. It is management's intention to continue on the lean journey while implementing a lean culture throughout the Company to help reach our goals for 2021. The Company's lean efforts are aimed to increase quality to the customer, significantly reduce defects, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2020, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	82	1970	Chairman of the Board of Directors

Ashley B. Smith	58	1994	Chief Executive Officer, President, and Director

Wesley A. Taylor	73	1994	Director

James Russell Bruner	65	2018	Director

Richard Gerhardt	54	2016	Director

Adam J. Krick	35	2018	Chief Financial Officer, Secretary, and Treasurer

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

Ashley B. Smith.  Chief Executive Officer, President, and Director. Ashley B. Smith has served as Chief Executive Officer of the Company since May 2018, President of the Company since 2012, and as a Director since 1994. Mr. Smith was Vice President of the Company from 1990 to 2011. He is a past Chairman of the National Precast Concrete Association. Mr. Smith serves on the Board of Trustees of Bridgewater College in Bridgewater, Virginia. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience gives him the qualifications and skills necessary to serve in the capacity as a director.

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

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He currently President of Sales Services International, Inc., a consulting firm, and Chief Sales Officer for IMEX Global Solutions, Inc., a logistics company, since April 2019, and is also serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since January 2016. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Adam J. Krick. Chief Financial Officer. Adam J. Krick has served as Chief Financial Officer of the Company since January 2018. Prior to becoming the Chief Financial Officer, Mr. Krick served as the Accounting Manager for the Company since 2014. Prior to joining the Company, Mr. Krick worked in public accounting focusing on tax and business consulting. Mr. Krick serves as the Treasurer for Precast/Prestressed Concrete Institute Mid-Atlantic Chapter. Mr. Krick is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University.

Section 16(a) Reports

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended, requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission and any national securities exchange on which the Company’s securities are registered.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were satisfied during 2020.

Code of Ethics

The Company adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Accounting Manager and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on June 3, 2020. A copy may be obtained without charge by requesting one in writing from Secretary, Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, VA 22728. The code of ethics is also posted on the Company's website at www.smithmidland.com on the home page.

Audit Committee

The Company created an Audit Committee in August 2018. The Audit Committee consists of James Russell Bruner, Richard Gerhardt, and Wesley A. Taylor, the three independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Item 11.    Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2020 and 2019 to the principal executive officer, as well as the other executive officer of the Company (the “named executive officers”):

Summary Compensation Table
	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2020	313,666	133,894	89,800	—	537,360
Chief Executive Officer and President (3)	2019	275,100	152,420	—	—	427,520

Adam J. Krick	2020	168,468	34,687	53,880	—	257,035
Chief Financial Officer (4)	2019	144,569	55,741	—	—	200,310

(1)  Represents salaries paid in 2020 and 2019 for services provided by each named executive officer serving in the capacity listed.

(2)  Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)   Includes 10,000 restricted shares granted in December 2020 pursuant to the Company's 2016 Equity Incentive Plan, which 3,333 shares vested in full immediately on the grant date, 3,333 shares vest one year following the grant date, and the remaining 3,334 vest two years following the grant date. The value of the common stock shares at the grant date was $89,800.

(4) Includes 6,000 restricted shares granted in December 2020 pursuant to the Company's 2016 Equity Incentive Plan, which 2,000 shares vested in full immediately on the grant date, 2,000 shares vest one year following the grant date, and the remaining 2,000 vest two years following the grant date. The value of the common stock shares at the grant date was $53,880.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Ashley B. Smith	—	—	—	—	—	—	6,667	$63,003
Adam J. Krick	—	—	—	—	—	—	4,000	$37,800
TOTAL	—	—			—	—	10,667	$100,803

(1) Restricted shares granted vest, ratably, with 1/3 vesting immediately upon grant, 1/3 one year following the grant date, and 1/3 two years following the grant date. All shares were granted in December 2020.

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

Fiscal 2020 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Rodney I. Smith (2)	15,000	13,470	—	—	—	—	28,470
Ashley B. Smith (3)	—	—	—	—	—	—	—
Wesley A. Taylor	9,000	35,920	—	—	—	—	44,920
James Russell Bruner	12,000	35,920	—	—	—	—	47,920
Richard Gerhardt	12,000	35,920	—	—	—	—	47,920

(1) Restricted shares granted vest, ratably, with 1/3 vesting immediately on grant, 1/3 one year following the grant, and 1/3 two years following the grant date. All shares were granted in December 2020.

(2) Does not include an annual royalty fee of $99,000 paid to Mr. Smith, pursuant to an employment agreement, payable as consideration for his assignment to the Company of all of his rights, title, and interest in certain patents.

(3) All compensation for Ashley B. Smith is reported in Item 11. Executive Compensation.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company has entered into an employment agreement (the “Employment Agreement”), dated as of November 11, 2020, with Ashley B. Smith pursuant to which Mr. Smith serves as the Chief Executive Officer and President of the Company.

The Employment Agreement is for a term of three years commencing on November 11, 2020 (the “Effective Date”) through and including November 10, 2023 (the “Employment Period”), subject to early termination as provided therein. Commencing on the first anniversary of the Effective Date, and on each annual anniversary thereafter (such date and each annual anniversary thereof shall be hereinafter referred to as the “Renewal Date”), unless previously terminated, the Employment Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 180 days prior to the Renewal Date the Company shall give notice to Mr. Smith, or Mr. Smith shall give notice to the Company, that the Employment Period shall not be so extended. The Employment Agreement provides for a base salary (“Base Salary”) of $300,000 per year, with an increase of no less than 3% per annum. Mr. Smith’s Base Salary shall be reviewed annually by the Compensation Committee of the Board of Directors (the “Compensation Committee”) pursuant to its normal performance review policies for senior executives and may be increased but not decreased. Mr. Smith is also entitled to receive an annual bonus incentive payment (the “Incentive Bonus Payment”) as determined by the Compensation Committee in its discretion and, if applicable, in accordance with the terms of any applicable incentive plan of the Company and subject to the achievement of any performance goals established by the Compensation Committee with respect to such fiscal year. Mr. Smith shall also be eligible to participate in long term cash and equity incentive plans and programs applicable to senior officers of the Company.

The Employment Agreement further provides that if Mr. Smith is terminated by the Company without Cause or leaves the Company with Good Reason (generally, for material diminution in Mr. Smith’s Base Salary, target Incentive Bonus Payment, or position, authority, duties or responsibilities, relocation of Mr. Smith’s principal place of business to a location more than 30 miles from Mr. Smith’s principal place of business or material breach by the Company of the Employment Agreement), Mr. Smith shall be paid his Base Salary pro-rated through the date of termination, any Incentive Bonus Payment earned for a prior award period but not yet paid, any accrued vacation or paid time off to the extent not paid and unreimbursed business expenses (collectively, the “Accrued Obligations”) and any other amounts or benefits required to be paid or provided or which Mr. Smith is eligible to receive through the date of termination (the “Other Benefits”). In the event such termination occurs within two years following a change of control, Mr. Smith shall also be entitled to a lump sum payment equal to the product of (a) 2.99 multiplied by (b) the sum of Mr. Smith’s Base Salary in effect prior to such termination and the Target Incentive Bonus Payment for the year of termination of employment (or, if higher, or if no Target Incentive Bonus Payment has been established for such year, the Incentive Bonus Payment for the year prior to the date of termination). In the event such termination does not occur within two years following a change of control, Mr. Smith shall be entitled to receive an aggregate amount, payable in equal monthly cash payments over a period of 24 months, equal to the product of (a) 2.0 multiplied by (b) the sum of Mr. Smith’s Base Salary in effect prior to such termination and the Target Incentive Bonus Payment for the year of termination of employment (or, if higher, or if no Target Incentive Bonus Payment has been established for such year, the Incentive Bonus Payment for the year prior to the date of termination). The Company shall also continue to provide Mr. Smith and his dependents with health and other insurance coverage for 24 months following such termination.

If Mr. Smith’s employment is terminated for Cause, because Mr. Smith voluntarily resigns without Good Reason or due to the death of Mr. Smith, Mr. Smith, or his estate, as applicable, shall be paid the Accrued Obligations and the Other Benefits. If Mr. Smith’s employment is terminated due to disability, Mr. Smith shall be paid his Base Salary in equal monthly payments for one year commencing on the date of termination, the Target Incentive Bonus Payment for the year of termination of employment (or, if no Target Incentive Bonus Payment has been established for such year, the Incentive Bonus Payment for the year prior to the date of termination), the Accrued Obligations and the Other Benefits.

Mr. Smith is also subject to non-competition and non-solicitation restrictions during the Employment Period and for a period of two years thereafter.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 8, 2021, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)(4)(5)	686,298	13.2%

Ashley B. Smith (1)(3)(4)(6)	190,242	3.7%

Wesley A. Taylor (1)(7)	32,667	*

Richard Gerhardt (1)(7)	6,000	*

James Russell Bruner (1)(7)	10,000	*

Adam J. Krick (1)(8)	9,545	*

Thompson Davis & Co., Inc. (9)	769,643	14.8%

Wax Asset Management, LLC (10)	410,880	7.9%

All directors and executive officers as a group (6 persons)(11)	934,752	17.9%

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

(4)     Does not include an aggregate of 116,621 shares of Common Stock held by Matthew Smith and Roderick Smith. Matthew Smith and Roderick Smith are sons of Rodney I. Smith, and brothers of Ashley B. Smith, for which each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership.

(5)    Includes 1,000 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(6)    Includes 6,667 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(7)    Includes 2,667 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(8)    Includes 4,000 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

(9)    Address of holder is 15 S. 5th Street, Richmond, VA 23219.

(10)  Address of holder is 44 Cherry Lane, Madison, CT 06443.

(11)  Includes 19,668 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2020, regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders (1)	—	—	—
Equity compensation plans not approved by security holders	—	—	170,334
Total	—	—	170,334

(1) A brief description of the Company's 2016 Equity Incentive Plan is contained in Note 6 of the Notes to Consolidated Financial Statements. The Equity Incentive Plan has a balance of 170,334 shares of stock unissued and available for award at December 31, 2020.

On October 13, 2016 the Company's Board of Directors adopted the Smith-Midland Corporation 2016 Equity Incentive Plan (the "Equity Incentive Plan"). Employees, directors and consultants of the Company are eligible to participate in the Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity Incentive Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Incentive Plan subject to the limitations and other provisions of the Equity Incentive Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Incentive Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 170,334 remains available for issuance. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There are three independent directors of the Company, Mr. James Russell Bruner, Mr. Richard Gerhardt, and Mr. Welsey A. Taylor. The test utilized by the Company for the determination of independence is that under the NASDAQ listing standards.

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

	2020	2019
Audit Fees	$175	$155
Tax Fees	—	30
Audit-Related Fees	—	10

Total Fees	$175	$195

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

10.8
Promissory Note for PPP loan, dated April 16, 2020, in the amount of $2,691,700 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

10.9
Business Loan Agreement related to the Promissory Note dated April 16, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

10.10
Change in Terms Agreement, dated September 23, 2020, for the payment schedule modification to the PPP loan with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2020).

10.11
Commitment Letter, dated October 21, 2020, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2020).

10.12
Commercial Line of Credit Agreement and Note, dated October 1, 2020, for the renewal of the line of credit in the amount of $4,000,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2020).

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

10.17
Promissory Note, dated March 27, 2020, in the amount of $2,701,404 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

10.18
Business Loan Agreement related to the Promissory Note dated March 27, 2020 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

10.19
Modification and Supplemental Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020) to the Credit Line Deed of Trust, dated April 20, 2011 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2011).

10.20
Modification Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020) to the Credit Line Deed of Trust, dated September 12, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2013).

10.21	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).

10.22
Employment Agreement, dated as of November 11, 2020, between the Company and Ashley B. Smith (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2020).

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

SMITH-MIDLAND CORPORATION

Date: March 30, 2021	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Adam J. Krick
Adam J. Krick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Rodney I. Smith	Director	March 30, 2021
Rodney I. Smith

/s/ Ashley B. Smith	Director	March 30, 2021
Ashley B. Smith

/s/ Wesley A. Taylor	Director	March 30, 2021
Wesley A. Taylor

/s/ James Russell Bruner	Director	March 30, 2021
James Russell Bruner

/s/ Richard Gerhardt	Director	March 30, 2021
Richard Gerhardt

Smith-Midland Corporation
and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2020 and 2019

Smith-Midland Corporation
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith-Midland Corporation
Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related summary of significant accounting policies and notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accounts Receivable

As described in the Summary of Significant Accounting Policies to the consolidated financial statements, the Company’s consolidated accounts receivable balance at December 31, 2020 was $10.5 million, inclusive of contract retainage receivables of $1.7 million, and net of an allowance for doubtful accounts of $0.4 million. Management performs an evaluation quarterly as to the adequacy of the allowance for doubtful accounts for accounts receivable, analyzing payment history of accounts past due, subsequent cash collections, aging of receivable balances, and other customer specific considerations such as known disputes. Based on these factors along with others, management records an estimate of uncollectable amounts. Developing a reasonable estimate involves significant judgement by management.

We identified the valuation of accounts receivable as a critical audit matter. The principle considerations for our determination that this is a critical audit matter are (i) that the allowance for doubtful accounts involves significant judgement and subjectivity since the estimate relies on a variety of factors including historical experience, current economic factors and current customer specific conditions; (ii) relates to accounts receivable balances that can remain outstanding under contract retainage provisions for extended periods of time; and (iii) the Company may also be acting as a subcontractor to a prime contractor, which can result in potential delays in the awareness of disputes at that level that may affect collection. Auditing these elements involved especially challenging and subjective auditor judgment to properly assess the collectability of customer balances and to determine the extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●
Evaluating management’s allowance for doubtful accounts methodology through performing a retrospective review of historical write-offs.

●
Testing a sample of overdue accounts receivable balances, targeting contract retentions over a defined dollar value, evaluating the need for an allowance for doubtful accounts based on procedures including independent confirmations, collections occurring subsequent to year-end, review of contract retention provisions and appropriate application to invoicing, inspection of customer correspondence, inquiries of financial management, liens filed against selected outstanding balances, and inquiries of project specific personnel for potential known disputes.

/s/BDO USA, LLP
We have served as the Company's auditor since 1996.

Richmond, Virginia
March 30, 2021

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$8,764	$1,364
Investment securities, available-for-sale, at fair value	1,228	1,176
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $397 and $333), including contract retentions	9,798	12,723
Trade - unbilled	742	310
Inventories, net
Raw materials	643	488
Finished goods	1,551	1,754
Prepaid expenses and other assets	615	784
Refundable income taxes	—	432

Total current assets	23,341	19,031

Property and equipment, net	18,602	17,735

Deferred buy-back lease asset, net	4,237	5,042

Other assets	319	307

Total assets	$46,499	$42,115

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share data)
(continued)

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$1,866	$3,180
Accrued expenses and other liabilities	875	125
Deferred revenue	1,774	1,891
Accrued compensation	1,318	1,075
Dividend payable	—	282
Accrued income tax	470	—
Deferred buy-back lease obligation	1,203	966
Operating lease liabilities	85	81
Current maturities of notes payable	740	925
Customer deposits	569	1,077

Total current liabilities	8,900	9,602

Deferred revenue	600	241
Deferred buy-back lease obligation	3,790	5,183
Operating lease liabilities	211	296
Notes payable - less current maturities	4,196	4,086
PPP loan	2,692	—
Deferred tax liability	2,461	1,886

Total liabilities	22,850	21,294

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,279,411 and 5,224,911 issued and 5,202,158 and 5,164,324 outstanding, respectively	52	52
Additional paid-in capital	6,405	6,242
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	17,294	14,629

Total stockholders’ equity	23,649	20,821

Total liabilities and stockholders' equity	$46,499	$42,115

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenue
Product sales	$26,776	$32,228
Barrier rentals	6,879	2,488
Royalty income	1,688	1,672
Shipping and installation revenue	8,519	10,303

Total revenue	43,862	46,691

Cost of goods sold	32,820	36,722

Gross profit	11,042	9,969

General and administrative expenses	4,989	4,887
Selling expenses	2,294	2,536

Total operating expenses	7,283	7,423

Operating income	3,759	2,546

Other income (expense)
Interest expense	(217)	(179)
Interest income	35	40
Gain on sale of assets	133	46
Other income	82	45

Total other income (expense)	33	(48)

Income before income tax expense	3,792	2,498

Income tax expense	1,127	549

Net income	$2,665	$1,949

Basic and diluted earnings per share	$0.51	$0.38

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total

Balance, January 1, 2019	$51	$5,973	$(102)	$12,962	$18,884

Accrued dividends payable	—	—	—	(282)	(282)

Vesting of restricted stock	1	269	—	—	270

Net income	—	—	—	1,949	1,949

Balance, December 31, 2019	52	6,242	(102)	14,629	20,821

Vesting of restricted stock	—	163	—	—	163

Net income	—	—	—	2,665	2,665

Balance, December 31, 2020	$52	$6,405	$(102)	$17,294	$23,649

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Reconciliation of net income to net cash provided by operating activities

Net income (loss)	$2,665	$1,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,412	1,793
Allowance for doubtful accounts	64	119
Gain on sale of fixed assets	(133)	(46)
Unrealized gain (loss)	(23)	10
Stock compensation	163	270
Deferred taxes	575	459
(Increase) decrease in
Accounts receivable - billed	2,861	(561)
Accounts receivable - unbilled	(432)	1,003
Inventories	48	1,318
Refundable income taxes	432	477
Prepaid expenses and other assets	128	(286)
Increase (decrease) in
Accounts payable - trade	(1,314)	(1,032)
Accrued expenses and other liabilities	750	(485)
Deferred revenue	242	450
Accrued compensation	243	(481)
Accrued income taxes	470	—
Deferred buy-back lease obligation, net	(1,156)	(444)
Customer deposits	(508)	(581)

Net cash provided by (used in) operating activities	$7,487	$3,932

Smith-Midland Corporation
and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
(continued)

	December 31,
	2020	2019
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(29)	$(32)
Purchases of property and equipment	(2,627)	(4,513)
Deferred buy-back lease asset	—	(358)
Proceeds from sale of fixed assets	235	162

Net cash provided by (used in) investing activities	(2,421)	(4,741)

Cash Flows From Financing Activities
Proceeds from the line-of-credit construction draw	—	500
Repayments on the line-of-credit construction draw	—	(1,500)
Proceeds from long-term borrowings	5,485	2,277
Repayments of long-term borrowings	(2,869)	(769)
Dividends paid on common stock	(282)	(281)

Net cash provided by (used in) financing activities	2,334	227

Net increase (decrease) in cash	7,400	(582)
Cash, beginning of year	1,364	1,946

Cash, end of year	$8,764	$1,364

Supplemental Cash Flow information:
Non-cash transaction - dividends payable	$—	$282
Non-cash transaction - right of use asset and lease liability upon lease standard adoption	$—	$414
Cash payments for interest	$217	$179
Cash payments for income taxes	$22	$73

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $72 at December 31, 2020 and 2019.

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

As of December 31, 2020, the Company has not identified any uncertain tax positions. The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2017. The Company does not have any uncertain tax positions as of December 31, 2020, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

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

Product Sales - Point in Time

For certain product sales that do not meet the over time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists and the customers have gained control of the product.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2020 and December 31, 2019, accounts receivable included contract retentions (in thousands) of approximately $1,709 and $2,146, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2020 and December 31, 2019, our allowances for doubtful accounts (in thousands) were $397 and $333, respectively.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type	2020	2019	Change	% Change
Product Sales:
Soundwall Sales	$7,499	$7,736	$(237)	(3)%
Architectural Sales	3,668	1,104	2,564	232%
SlenderWall Sales	948	5,063	(4,115)	(81)%
Miscellaneous Wall Sales	3,371	1,685	1,686	100%
Barrier Sales	5,507	8,582	(3,075)	(36)%
Easi-Set and Easi-Span Building Sales	2,935	5,937	(3,002)	(51)%
Utility Sales	1,310	1,608	(298)	(19)%
Miscellaneous Sales	1,538	513	1,025	199%
Total Product Sales	26,776	32,228	(5,452)	(17)%
Barrier Rentals	6,879	2,488	4,391	176%
Royalty Income	1,688	1,672	16	1%
Shipping and Installation Revenue	8,519	10,303	(1,784)	(17)%
Total Service Revenue	17,086	14,463	2,623	18%
Total Revenue	$43,862	$46,691	$(2,829)	(6)%

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for these types of expense, historically the amount of expense is minimal.

The revenue items: soundwall sales, architectural sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at a point in time.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the "COVID-19 outbreak") and on March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a regular basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops what it considers to be a reasonable estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for doubtful accounts at December 31, 2020 is adequate. However, actual write-offs may exceed the recorded allowance. Due to inclement weather, the Company may experience reduced revenue from December through February and may realize the substantial part of its revenue during the other months of the year.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of similar maturities.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $383 and $393 in 2020 and 2019, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the two years ended December 31, 2020.

Recently Issued Accounting Pronouncement

The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard, including subsequent amendments, on the consolidated financial statements and related disclosures.

SMITH-MIDLAND CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	December 31,
	2020	2019
Land and land improvements	$3,764	$2,688
Buildings and improvements	8,930	8,962
Machinery and equipment	13,952	13,621
Rental equipment	5,895	5,201

	32,541	30,472
Less: accumulated depreciation and amortization	(13,939)	(12,737)

	$18,602	$17,735

Depreciation expense and amortization (in thousands) was approximately $2,412 and $1,793 for the years ended December 31, 2020 and 2019, respectively.

2. NOTES PAYABLE

Notes payable consist of the following (in thousands):
	December 31,
	2020	2019
Note payable to Summit Community Bank (the "Bank"), maturing September 2021; with monthly payments of approximately $26 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	$227	$519

Note payable to the Bank, maturing July 2031; with monthly payments of approximately $11 of principal and interest fixed at 5.29%; collateralized by principally all assets of Smith-Columbia Corporation and guaranteed by the Company.	—	1,103

Note payable to the Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a swap agreement; collateralized by principally all assets of Smith-Carolina Corporation and guaranteed by the Company.	2,008	2,197

Note payable to the Bank, maturing March 2030; with monthly payments of approximately $27 of principal and interest fixed at 3.99%; collateralized by principally all assets of the Company.	2,535	—

Installment notes, collateralized by certain machinery and equipment maturing at various dates; with monthly payments varying from $0.7 to $6.2 with annual interest rates between 2.90% and 5.29%.	166	1,192

A revolving line-of-credit evidenced by a note payable to the Bank, with the maximum amount of $4,000, maturing October 1, 2021, with interest only payments and an initial rate of 4.49% adjustable monthly (4.75% at December 31, 2020). The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	—

	4,936	5,011
Less current maturities	(740)	(925)

	$4,196	$4,086

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "permissible expenses"). The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

The Company's notes payable includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures, and the payment of cash dividends. At December 31, 2020, the Company was in compliance with all covenants pursuant to the loan agreements, with the $10 million net worth, and with the annual capital expenditures of $3,500, excluding acquisitions and plant expansions.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2020	$740
2021	471
2022	483
2023	496
2024	511
Thereafter	2,235

$4,936

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
Notes to Consolidated Financial Statements
(continued)

4. INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2020	2019
Federal:
Current	$212	$(1)
Deferred	416	440
	628	439
State:
Current	340	91
Deferred	159	19
	499	110

	$1,127	$549

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2020		2019
Income taxes at statutory rate	$796	21.0%	$527	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	443	11.7%	81	3.2%
Deferred true-ups	184	4.9%	(127)	(5.1)%
Provision-to-return	(33)	(0.9)%	81	3.2%
Rate change	—	—	(42)	(1.7)%
CARES Act Benefit	(253)	(6.7)%	—	—
Other	(10)	(0.3)%	29	1.3%

	$1,127	29.7%	$549	21.9%

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$26	$21
Allowance for doubtful accounts	100	81
Amortization - Intangibles	—	4
Charitable contributions	—	43
Accrued liabilities	—	7
Accrued vacation	60	76
Deferred buy-back asset	1,259	1,776
Deferred income	314	304
Right-of-use asset	75	91
Other	80	83
Gross deferred tax assets	1,914	2,486

Deferred tax liabilities:
Retainage	(424)	(518)
Deferred buy-back obligation	(1,069)	(1,421)
Fixed assets	(2,685)	(2,236)
Prepaids	(114)	(104)
Amortization - Intangibles	(8)	—
Unrealized gain loss	—	(2)
Lease liability	(75)	(91)
Gross deferred tax liabilities	(4,375)	(4,372)

Valuation allowance	—	—
Net deferred tax liability	$(2,461)	$(1,886)

As of December 31, 2020, the Company had approximately $2,611 of state NOL's available to offset future state taxable income. The state NOL's begin expiring at various times between 2029 and 2038.

5. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2020 and 2019 were approximately $183 and $179, respectively.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)
6. STOCK COMPENSATION

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. The total intrinsic value (in thousands) of the outstanding shares of restricted stock is $326.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. Restricted stock activity during the years ended December 31, 2019 and 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2018	69,500	$5.19
Granted	2,000	7.43
Vested	51,499	5.27
Forfeited	334	4.95

Non-vested, December 31, 2019	19,667	5.45
Granted	54,500	8.98
Vested	37,831	7.14
Forfeited	—	—

Non-vested, December 31, 2020	36,336	$8.98

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation (in thousands) for the year ended December 31, 2020 was approximately $163, based upon the value at the date of grant. Stock compensation for the year ended December 31, 2019 was approximately $270, based upon the value at the date of grant. There was $326 of unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2020.

Smith-Midland Corporation
and Subsidiaries
Notes to Consolidated Financial Statements
(continued)

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

	As of December 31, 2020
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,228	$—	$—	$1,228

	As of December 31, 2019
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,176	$—	$—	$1,176

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

9. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2020	2019
Basic earnings per share

Income available to common shareholder	$2,665	$1,949

Weighted average shares outstanding	5,185	5,142

Basic earnings per share	$0.51	$0.38

Diluted earnings per share

Income available to common shareholder	$2,665	$1,949

Weighted average shares outstanding	5,185	5,142
Dilutive effect of restricted stock	2	5

Total weighted average shares outstanding	5,187	5,147

Diluted earnings per share	$0.51	$0.38

There was no restricted stock excluded from the diluted earnings per share calculation for the years ended December 31, 2020 and December 31, 2019.