Form 10-Q
period 2021-03-31
SMITH MIDLAND CORP
filed 2021-05-11
CIK 924719

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common Stock, $0.01 par value, outstanding as of April 30, 2021: 5,202,158 shares, net of treasury shares

SMITH-MIDLAND CORPORATION
Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	March 31, 2021 (Unaudited)	December 31, 2020
Current assets
Cash	$12,534	$8,764
Investment securities, available-for-sale, at fair value	1,226	1,228
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of approximately $400), including contract retentions	10,922	9,798
Trade - unbilled	801	742
Inventories, net
Raw materials	713	643
Finished goods	1,634	1,551
Prepaid expenses and other assets	528	615

Total current assets	28,358	23,341

Property and equipment, net	18,528	18,602

Deferred buy-back lease asset, net	4,027	4,237

Other assets	295	319

Total assets	$51,208	$46,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2021 (Unaudited)	December 31, 2020
Current liabilities
Accounts payable - trade	$2,567	$1,866
Accrued expenses and other liabilities	664	875
Deferred revenue	2,091	1,774
Accrued compensation	1,387	1,318
Accrued income taxes	1,429	470
Deferred buy-back lease obligation	1,203	1,203
Operating lease liabilities	86	85
Current portion of PPP loan	750	—
Current maturities of notes payable	646	740
Customer deposits	853	569

Total current liabilities	11,676	8,900

Deferred revenue	804	600
Deferred buy-back lease obligation	3,489	3,790
Operating lease liabilities	189	211
Notes payable - less current maturities	4,094	4,196
PPP loan - less current portion	1,942	2.692
Deferred tax liability	2,457	2,461

Total liabilities	24,651	22,850

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,279,411 and 5,279,411 issued and 5,202,158 and 5,202,158 outstanding, respectively	52	52
Additional paid-in capital	6,446	6,405
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	20,161	17,294

Total stockholders' equity	26,557	23,649

Total liabilities and stockholders' equity	$51,208	$46,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Product sales	$7,420	$6,852
Barrier rentals	5,777	742
Royalty income	420	268
Shipping and installation revenue	1,601	1,963

Total revenue	15,218	9,825

Cost of goods sold	9,496	8,225

Gross profit	5,722	1,600

Operating expenses
General and administrative expenses	1,325	1,051
Selling expenses	595	591

Total operating expenses	1,920	1,642

Operating income (loss)	3,802	(42)

Other income (expense)
Interest expense	(42)	(56)
Interest income	9	9
Gain (loss) on sale of assets	46	36
Other income (expense)	(7)	4

Total other income (expense)	6	(7)

Income (loss) before income tax expense (benefit)	3,808	(49)

Income tax expense (benefit)	941	(11)

Net income (loss)	$2,867	$(38)

Basic and diluted earnings (loss) per common share	$0.55	$(0.01)

Weighted average number of common shares outstanding:
Basic	5,202	5,183
Diluted	5,210	5,183

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2020	$52	$6,405	$(102)	$17,294	$23,649
Vesting of restricted stock	—	41	—	—	41
Net income (loss)	—	—	—	2,867	2,867
Balance at March 31, 2021	52	6,446	(102)	20,161	26,557

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	$52	$6,242	$(102)	$14,629	$20,821
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	(38)	(38)
Balance at March 31, 2020	52	6,242	(102)	14,591	20,783

  The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,867	$(38)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	646	572
Gain (loss) on sale of assets	(46)	(36)
Unrealized (gain) loss	8	—
Allowance for doubtful accounts	—	17
Stock compensation	41	—
Deferred taxes	(4)	16
(Increase) decrease in
Accounts receivable - billed	(1,124)	3,262
Accounts receivable - unbilled	(59)	(646)
Inventories	(153)	71
Prepaid expenses and other assets	104	41
Refundable income taxes	—	(32)
Increase (decrease) in
Accounts payable - trade	701	(511)
Accrued expenses and other liabilities	(211)	(31)
Deferred revenue	521	(271)
Accrued compensation	69	(314)
Accrued income taxes	959	—
Deferred buy-back lease obligation	(301)	(259)
Customer deposits	284	(585)
Net cash provided by (used in) operating activities	4,302	1,256
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(7)	(8)
Purchases of property and equipment	(376)	(669)
Proceeds from sale of fixed assets	46	41
Net cash provided by (used in) investing activities	(337)	(636)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,701
Repayments of long-term borrowings	(195)	(2,205)
Dividends paid on common stock	—	(282)
Net cash provided by (used in) financing activities	(195)	214
Net increase (decrease) in cash	3,770	834
Cash
Beginning of period	8,764	1,364
End of period	$12,534	$2,198

Supplemental Cash Flow information:
Cash payments for interest	$42	$56
Cash payments for income taxes	$—	$1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, summary of significant accounting policies, and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated December 31, 2020 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Although the ultimate impact is uncertain at this time, the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company has already experienced the following negative impacts on its business: backlog reduction during 2020 from that of 2019, lower production volumes, employee absence, bidding restrictions within certain key states, and delays in receipt of materials through the Company's supply chain.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable - unbilled". Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as "Customer deposits".

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At March 31, 2021 and December 31, 2020, accounts receivable included contract retentions of approximately $1,522 and $1,709, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2021 and December 31, 2020, our allowances for doubtful accounts were approximately $400.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended March 31,
Product Sales:	2021	2020	Change	% Change
Soundwall Sales	$1,699	$1,887	$(188)	(10)%
Architectural Panel Sales	2,188	767	1,421	185%
SlenderWall Sales	—	923	(923)	(100)%
Miscellaneous Wall Sales	503	903	(400)	(44)%
Barrier Sales	1,491	1,325	166	13%
Easi-Set and Easi-Span Building Sales	754	559	195	35%
Utility Sales	268	401	(133)	(33)%
Miscellaneous Sales	517	87	430	494%
Total Product Sales	7,420	6,852	568	8%
Barrier Rentals	5,777	742	5,035	679%
Royalty Income	420	268	152	57%
Shipping and Installation Revenue	1,601	1,963	(362)	(18)%
Total Service Revenue	7,798	2,973	4,825	162%

Total Revenue	$15,218	$9,825	$5,393	55%

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

2. EARNINGS (LOSS) PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):
	Three Months Ended March 31,
	2021	2020
Basic earnings (loss) per common share

Net income (loss)	$2,867	$(38)

Weighted average shares outstanding	5,202	5,183

Basic earnings (loss) per common share	$0.55	$(0.01)

Diluted earnings (loss) per common share

Net income (loss)	$2,867	$(38)

Weighted average shares outstanding	5,202	5,183
Dilutive effect of restricted stock	8	—

Total weighted average shares outstanding	5,210	5,183

Diluted earnings (loss) per common share	$0.55	$(0.01)

There was no restricted stock excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2021 and March 31, 2020.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $152 as of March 31, 2021. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2021 was $1,960.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at March 31, 2021 was $2,498.

The Company additionally has 4 smaller installment loans with annual interest rates between 2.90% and 5.29%, maturing between 2021 and 2025, with varying balances totaling $130.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. During the first quarter 2021, the Company estimated the current portion of the balance due based on original loan repayment amounts amortized over the estimated repayment period with a balloon payment due on the maturity date. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of March 31, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of March 31, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2020	36,336	$8.98
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, end of period	36,336	$8.98

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation (in thousands) for the three month period ended March 31, 2021 was approximately $41, based upon the value at the date of grant. Stock compensation for the three month period ended March 31, 2020 was approximately $1, based upon the value at the date of grant. There was $285 of unrecognized compensation cost related to the non-vested restricted stock as of March 31, 2021.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●
Although the ultimate impact is uncertain at this time, the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company has already experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absence, bidding restrictions within certain key states, and minor delays in receipt of materials through the Company's supply chain,

●
while the Company had net income for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss for the quarter ended March 31, 2020,

●
our debt level increased in 2020, and our ability to satisfy the same cannot be assured,

●
our ability to collect accounts receivable may be adversely affected by the coronavirus outbreak,

●
the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●
while we have expended significant funds in recent years to increase manufacturing and rental capacity, there is no assurance that we will achieve significantly greater revenues,

●
the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●
changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●
changes in general economic conditions in the Company's primary service areas,

●
adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

●
our compliance with governmental regulations,

●
the outcome of future litigation, if any,

●
potential decreases in our year to year contract backlog,

●
our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

●
the cyclical nature of the construction industry,

●
our exposure to increased interest expense payments should interest rates change, and

●
the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Overview; Potential Effect of the COVID-19 Outbreak

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities, and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern regions and parts of the Southeastern region of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a patented, lightweight, energy efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has already experienced an adverse impact to its business by a reduction in revenues in 2020 from that of 2019, a reduction in backlog during 2020 from that in 2019, lower production volumes, employee absence, bidding restrictions within certain key states such as Maryland and North Carolina, and minor delays in receipt of materials through the Company's supply chain. The Company may be further negatively impacted in the following respects:

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

The Company had (in thousands) net income of $2,867 for the first quarter 2021, compared to a net loss of $38 for the first quarter 2020. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2021 was 64%, as compared to 86% for the three months ended March 31, 2020. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects. Total revenues for the three month period ended March 31, 2021 were $15,218, compared to $9,825 for the three months ended March 31, 2020. The increase was mainly from the barrier rentals, which included multiple short-term special barrier rental projects and, to a lessor extent, a continued increase in linear feet rented over the prior year of the core rental fleet. Future barrier rental revenues are not expected to continue to trend at the same rate due to the nature and frequency of the short-term special barrier projects.

Results of Operations (dollar amounts in thousands, except per share data)

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month periods ended March 31, 2021 and 2020. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type (Disaggregated Revenue)	Three Months Ended March 31
Product Sales:	2021	2020	Change	% Change
Soundwall Sales	$1,699	$1,887	$(188)	(10)%
Architectural Panel Sales	2,188	767	1,421	185%
SlenderWall Sales	—	923	(923)	(100)%
Miscellaneous Wall Sales	503	903	(400)	(44)%
Barrier Sales	1,491	1,325	166	13%
Easi-Set and Easi-Span Building Sales	754	559	195	35%
Utility Sales	268	401	(133)	(33)%
Miscellaneous Sales	517	87	430	494%
Total Product Sales	7,420	6,852	568	8%
Barrier Rentals	5,777	742	5,035	679%
Royalty Income	420	268	152	57%
Shipping and Installation Revenue	1,601	1,963	(362)	(18)%
Total Service Revenue	7,798	2,973	4,825	162%

Total Revenue	$15,218	$9,825	$5,393	55%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were slightly lower for the three month period ended March 31, 2021 compared to the same period in 2020. The reduction is mainly due to reduced soundwall production at the North Carolina and South Carolina plants during the first quarter of 2021 compared to the same period in 2020. The Virginia plant continues to produce soundwall for the largest soundwall contract in Company history, which was initially awarded during 2018, and for which production is expected through 2021.

Architectural Sales - Architectural sales significantly increased for the three months ended March 31, 2021 compared to the same period in 2020. The Company was awarded a large architectural project which began production the fourth quarter 2020 with significant production during the first quarter 2021 and expected through the second quarter 2021.

SlenderWall Sales - SlenderWall sales significantly decreased for the three month period ended March 31, 2021 compared to the same period in 2020. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The Company completed several smaller projects during the first quarter of 2020, compared to no sales during the first quarter 2021. The Company was recently awarded a large SlenderWall project set for production in the third quarter 2021. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to success of this endeavor, particularly in light of the COVID-19 outbreak.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased significantly for the three month period ended March 31, 2021 compared to the same period in 2020 due to the decreased amount of retaining wall projects in production.

Barrier Sales - Barrier sales increased during the three month period ended March 31, 2021 compared to the same period in 2020. The main reason for the increase is due to increased barrier sales at the South Carolina plant during the first quarter 2021. Aligning with the Company's strategy to shift to barrier rentals versus barrier sales in the Delaware to Virginia region, barrier sales are expected to trend lower than previous periods.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased for the three month period ended March 31, 2021 compared to the same period in 2020 mainly due to increased building sales at the North Carolina and South Carolina plants during the first quarter 2021 as compared to the prior year.

Utility Sales - Utility sales slightly decreased for the three month period ended March 31, 2021 compared to the same period in 2020. The Company continues to bid on utility projects and is competitive on larger quantities, although there are competitors who specialize in lower priced utility products.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks or small add-on items. Miscellaneous product sales increased for the three month period ended March 31, 2021 compared to the same period in 2020. The increase is mainly attributed to specialty concrete blocks being produced at the North Carolina plant.

Barrier Rentals - Barrier rentals increased significantly for the three month period ended March 31, 2021 compared to the same period in 2020 due to the higher quantity of linear feet rented than the previous year and, to a greater extent, a few short-term special projects, which carried slightly higher margins due to the complexity and risk of the projects. A substantial portion of the total revenue from these special projects are expected to have already been achieved in the first quarter. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet in late 2019. Its success in this endeavor will be affected by the level of governmental spending on future public highway products, which spending may be adversely effected by cutbacks resulting from diversion of funds due to the COVID-19 outbreak. Future barrier rental revenues are not expected to continue trend at the same rate due to the nature and frequency of the short-term special barrier projects.

Royalty Income - Royalties increased for the three month period ended March 31, 2021 compared to the same period in 2020. The increase in royalties is mainly due to the increase in barrier royalties during the first quarter of 2021 compared to the first quarter of 2020. The Company is uncertain how the COVID-19 outbreak will impact each licensee. The Company continues to seek new license opportunities to expand product offerings around the world.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue decreased for the three month period ended March 31, 2021, compared to the same period in 2020. The decrease is mainly a result of no SlenderWall installation occurring in the first three months of 2021 as compared to the same period in 2020.

Cost of Goods Sold - Total cost of goods sold, as a percentage of total revenue, not including royalties, was 64% for the three month period ended March 31, 2021, compared to 86% for the same period in 2020. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly due to the increase in barrier rentals, which typically have higher margins than product sales, and the short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects.

General and Administrative Expenses - For the three months ended March 31, 2021 the Company's general and administrative expenses increased by $274 to $1,325 from $1,051 during the same period in 2020. The increased general and administrative expenses for the three month period ended March 31, 2021 is mainly attributed to stock compensation and an increase in salaries and wages. General and administrative expense as a percentage of total revenue was 9% and 11% for the three month periods ended March 31, 2021 and 2020, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2021 increased to $595 from $591 for the same period in 2020. The Company expects selling expenses to increase in future periods with the plan for additional sales associates aligning with the strategy to increase SlenderWall and barrier rental sales.

Operating Income (Loss) - The Company had operating income for the three month period ended March 31, 2021 of $3,802 compared to an operating loss of $42 for the same period in 2020.The increase in operating income for the three month period ended March 31, 2021 compared to the same period in 2020, was mainly due to the increase in gross profit associated with the increase in total sales, mainly deriving from barrier rentals.

Interest Expense - Interest expense was $42 and $56 for the three month periods ended March 31, 2021 and 2020, respectively. The Company expects interest expense to continue to decrease for the full year 2021, as compared to the full year 2020 with the refinancing of debt in March 2020 and the expected payoff of long-term notes during 2021.

Income Tax Expense (Benefit) - The Company had an income tax expense of $941 with an effective rate of 25% for the three months ended March 31, 2021 compared to an income tax benefit of $11 with an effective rate of 22% for the same period in 2020.

Net Income (Loss) - The Company had net income of $2,867 for the three months ended March 31, 2021, compared to a net loss of $38 for the same period in 2020. The basic and diluted earnings per share was $0.55 for the three months ended March 31, 2021, and the basic and diluted loss per share was $0.01 for the three months ended March 31, 2020.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $152 as of March 31, 2021. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2021 was $1,960.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at March 31, 2021 was $2,498.

The Company additionally has 4 smaller installment loans with annual interest rates between 2.90% and 5.29%, maturing between 2021 and 2025, with varying balances totaling $130.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. During the first quarter 2021, the Company estimated the current portion of the balance due based on original loan repayment amounts amortized over the estimated repayment period with a balloon payment due on the maturity date. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. Pursuant to the loan agreement relating to the PPP loan, the Bank may accelerate the loan in the event of a default under this or any other loan agreement with the Bank. The Company has currently applied for loan forgiveness in the full amount of the loan, but no assurance can be given as to the amount, if any, of forgiveness.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of March 31, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of March 31, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At March 31, 2021, the Company had cash totaling $12,534 and investment securities totaling $1,226, compared to cash totaling $8,764 and investment securities totaling $1,228 at December 31, 2020. Investment securities at March 31, 2021 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of  positive operating results during the first quarter 2021.

Capital spending for the three months ended March 31, 2021 totaled $376, as compared to $669 for the same period in 2020. The 2021 expenditures were mainly for the purchase of rental barrier and miscellaneous manufacturing equipment. The Company intends to continue maintenance capital expenditures as needed over the remainder of the year, which is expected to be approximately $1,500.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 66 days for the three months ended March 31, 2021 compared to 89 days for the year ended December 31, 2020. The decrease in DSO is mainly due to collection of retainage and the collection of multiple large projects occurring in the first quarter 2021.

If actual results regarding the Company's production, sales, and subsequent collections on customer receivables are materially inconsistent with management's expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company's operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could cause defaults and acceleration under it's loan agreements and lose access to the credit facility. Although no assurances can be given, the Company believes that it's current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory was $2,347 at March 31, 2021 and $2,194 at December 31, 2020, or an increase of $153. The increase in inventory is due to the increase of stock items and raw materials compared to the prior year. Inventory turnover was 15.1, annualized for the three months ended March 31, 2021, compared to 14.8, annualized for the same period in 2020.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2020. There have been no changes as of March 31, 2021.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have slightly increased for the first three months of 2021. The Company anticipates raw material prices to slightly increase for the remainder of 2021, although no assurance can be given regarding future pricing.

Sales Backlog

As of April 30, 2021, the Company’s sales backlog was approximately $29.0 million, as compared to approximately $26.6 million at the same time in 2020. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4.    Controls and Procedures

(a)      Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2021.

(b)      Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	May 11, 2021	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2021	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)