Form 10-Q/A
period 2021-03-31
SMITH MIDLAND CORP
filed 2021-05-11
CIK 924719

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

Common Stock, $0.01 par value, outstanding as of April 30, 2021: 5,202,158 shares, net of treasury shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 for Smith-Midland Corporation, filed with the Securities and Exchange Commission on May 11, 2021, as amended (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, which provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

23

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

24