Form 10-Q
period 2021-06-30
SMITH MIDLAND CORP
filed 2021-08-10
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Common Stock, $0.01 par value, outstanding as of August 2, 2021: 5,202,158 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$13,194	$8,764
Investment securities, available-for-sale, at fair value	1,243	1,228
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of approximately $400), including contract retentions	11,826	9,798
Trade - unbilled	636	742
Inventories, net
Raw materials	1,295	643
Finished goods	1,448	1,551
Prepaid expenses and other assets	558	615

Total current assets	30,200	23,341

Property and equipment, net	18,612	18,602

Deferred buy-back lease asset, net	3,818	4,237

Other assets	287	319

Total assets	$52,917	$46,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$2,944	$1,866
Accrued expenses and other liabilities	577	875
Deferred revenue	2,617	1,774
Accrued compensation	1,496	1,318
Accrued income taxes	1,045	470
Deferred buy-back lease obligation	1,195	1,203
Operating lease liabilities	87	85
Current portion of PPP loan	2,692	—
Current maturities of notes payable	556	740
Customer deposits	833	569

Total current liabilities	14,042	8,900

Deferred revenue	1,423	600
Deferred buy-back lease obligation	3,196	3,790
Operating lease liabilities	167	211
Notes payable - less current maturities	3,959	4,196
PPP loan - less current portion	—	2,692
Deferred tax liability	2,457	2,461

Total liabilities	25,244	22,850

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,326,595 and 5,279,411 issued and 5,202,158 and 5,202,158 outstanding, respectively	53	52
Additional paid-in capital	6,576	6,405
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	21,146	17,294

Total stockholders' equity	27,673	23,649

Total liabilities and stockholders' equity	$52,917	$46,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product sales	$7,243	$6,699	$14,662	$13,550
Barrier rentals	1,182	907	6,958	1,650
Royalty income	692	413	1,112	681
Shipping and installation revenue	3,190	2,431	4,791	4,394

Total revenue	12,307	10,450	27,523	20,275

Cost of goods sold	8,993	8,073	18,488	16,297

Gross profit	3,314	2,377	9,035	3,978

Operating expenses
General and administrative expenses	1,340	1,230	2,665	2,282
Selling expenses	696	574	1,291	1,164

Total operating expenses	2,036	1,804	3,956	3,446

Operating income (loss)	1,278	573	5,079	532

Other income (expense)
Interest expense	(56)	(57)	(98)	(113)
Interest income	10	9	19	17
Gain on sale of assets	42	30	88	66
Other income	39	16	33	20

Total other income (expense)	35	(2)	42	(10)

Income (loss) before income tax expense (benefit)	1,313	571	5,121	522

Income tax expense (benefit)	328	130	1,269	119

Net income (loss)	$985	$441	$3,852	$403

Basic and diluted earnings (loss) per common share	$0.19	$0.09	$0.74	$0.08

Weighted average number of common shares outstanding:
Basic	5,202	5,184	5,202	5,184
Diluted	5,218	5,184	5,214	5,184

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2020	$52	$6,405	$(102)	$17,294	$23,649
Vesting of restricted stock	—	41	—	—	41
Net income (loss)	—	—	—	2,867	2,867
Balance at March 31, 2021	52	6,446	(102)	20,161	26,557
Vesting of restricted stock	1	130	—	—	131
Net income (loss)	—	—	—	985	985
Balance at June 30, 2021	53	6,576	(102)	21,146	27,673

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	$52	$6,242	$(102)	$14,629	$20,821
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	(38)	(38)
Balance at March 31, 2020	52	6,242	(102)	14,591	20,783
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	441	441
Balance at June 30, 2020	52	6,242	(102)	15,032	21,224

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,852	$403
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,318	1,180
Gain (loss) on sale of assets	(88)	(66)
Unrealized (gain) loss on investment securities available for sale	(11)	(3)
Allowance for doubtful accounts	15	68
Stock compensation	172	—
Deferred taxes	(4)	3
(Increase) decrease in
Accounts receivable - billed	(2,043)	1,898
Accounts receivable - unbilled	106	(192)
Inventories	(549)	134
Prepaid expenses and other assets	73	(101)
Refundable income taxes	—	136
Increase (decrease) in
Accounts payable - trade	1,078	(62)
Accrued expenses and other liabilities	(298)	186
Deferred revenue	1,666	(6)
Accrued compensation	178	(190)
Accrued income taxes	575	—
Deferred buy-back lease obligation	(602)	(555)
Customer deposits	264	(251)
Net cash provided by (used in) operating activities	5,702	2,582
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(13)	(15)
Purchases of property and equipment	(926)	(2,326)
Proceeds from sale of fixed assets	88	71
Net cash provided by (used in) investing activities	(851)	(2,270)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	5,426
Repayments of long-term borrowings	(421)	(2,416)
Dividends paid on common stock	—	(282)
Net cash provided by (used in) financing activities	(421)	2,728
Net increase (decrease) in cash	4,430	3,040
Cash
Beginning of period	8,764	1,364
End of period	$13,194	$4,404

Supplemental Cash Flow information:
Cash payments for interest	$98	$113
Cash payments for income taxes	$713	$1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, summary of significant accounting policies, and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated December 31, 2020 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that of 2019, lower production volumes, employee absence, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain.

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

Recent accounting pronouncements pending adoption, other than as stated above, are not expected to have a material impact on the Company.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At June 30, 2021 and December 31, 2020, accounts receivable included contract retentions of approximately $911 and $1,709, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2021 and December 31, 2020, our allowances for doubtful accounts were approximately $400.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change	% Change	2021	2020	Change	% Change
Soundwall Sales	$2,391	$2,200	$191	9%	$4,090	$4,087	$3	1%
Architectural Panel Sales	1,249	766	483	63%	3,437	1,533	1,904	124%
SlenderWall Sales	220	—	220	100%	220	923	(703)	(76)%
Miscellaneous Wall Sales	781	1,128	(347)	(31)%	1,284	2,031	(747)	(37)%
Barrier Sales	1,066	945	121	13%	2,557	2,270	287	13%
Easi-Set and Easi-Span Building Sales	848	768	80	10%	1,602	1,328	274	21%
Utility Sales	469	388	81	21%	736	789	(53)	(7)%
Miscellaneous Sales	219	504	(285)	(56)%	736	589	147	25%
Total Product Sales	7,243	6,699	544	8%	14,662	13,550	1,112	8%
Barrier Rentals	1,182	907	275	30%	6,958	1,650	5,308	322%
Royalty Income	692	413	279	68%	1,112	681	431	63%
Shipping and Installation Revenue	3,190	2,431	759	31%	4,791	4,394	397	9%
Total Service Revenue	5,064	3,751	1,313	35%	12,861	6,725	6,136	91%

Total Revenue	$12,307	$10,450	$1,857	18%	$27,523	$20,275	$7,248	36%

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation.

2. EARNINGS (LOSS) PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share

Net income	$985	$441	$3,852	$403

Weighted average shares outstanding	5,202	5,184	5,202	5,184

Basic earnings (loss) per common share	$0.19	$0.09	$0.74	$0.08

Diluted earnings (loss) per common share

Net income	$985	$441	$3,852	$403

Weighted average shares outstanding	5,202	5,184	5,202	5,184
Dilutive effect of stock options and restricted stock	16	—	12	—

Total weighted average shares outstanding	5,218	5,184	5,214	5,184

Diluted earnings (loss) per common share	$0.19	$0.09	$0.74	$0.08

There was no restricted stock excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2021 and June 30, 2020.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $76 as of June 30, 2021. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable at June 30, 2021 was $1,911.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at June 30, 2021 was $2,421.

The Company additionally has 3 smaller installment loans with annual interest rates between 2.90% and 4.50%, maturing between 2021 and 2025, with varying balances totaling $107.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. During the first quarter 2021, the Company estimated the current portion of the balance due based on original loan repayment amounts amortized over the estimated repayment period with a balloon payment due on the maturity date. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. On July 9, 2021, the Company received loan forgiveness for the full amount of the loan of $2,692.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of June 30, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of June 30, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2021 is as follows:

	Performance- Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2020	—	36,336	36,336	$8.98
Granted	42,466	4,718	47,184	11.72
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, end of period	42,466	41,054	83,520	$10.53

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the grant in April 2021. The performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Compensation Committee. The stock compensation cost is recognized over the requisite performance/service period using the straight-line method and can be periodically adjusted for the probable number of shares to be awarded.

Stock compensation (in thousands) for the three and six month periods ended June 30, 2021 was approximately $131 and $172, respectively, based upon the value at the date of grant. Stock compensation for the three and six month periods ended June 30, 2020 was less than $1, based upon the value at the date of grant. There was $705 of unrecognized compensation cost related to the non-vested restricted stock as of June 30, 2021.

5. SUBSEQUENT EVENT

On July 9, 2021, the Company received notice from Summit Community Bank (the “Bank”), the lender of the Company’s $2,692 Paycheck Protection Program (“PPP”) loan, that the U.S. Small Business Administration (“SBA”) approved the forgiveness of the PPP loan in its entirety, and that the Bank has applied the funds and paid off the principal and interest of the PPP loan in full. Accordingly, the Company expects to record in the quarter ending September 30, 2021 the loan forgiveness as ‘Other income’ on the Condensed Consolidated Statements of Operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

Although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absence, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain.

●

while the Company had net income for the three and six months ended June 30, 2021 and 2020 and for the years ended December 31, 2020 and 2019, there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss for the quarter ended March 31, 2020,

●	our debt level increased in 2020, and our ability to satisfy the same cannot be assured,

●	our ability to collect accounts receivable may be adversely affected by the coronavirus outbreak,

●	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●	while we have expended significant funds in recent years to increase manufacturing and rental capacity, there is no assurance that we will achieve significantly greater revenues,

●	the extent to which we are successful in developing, acquiring, licensing or securing patents for proprietary products,

●	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●	changes in general economic conditions in our primary service areas,

●	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

●	our compliance with governmental regulations,

●	potential decreases in our year to year contract backlog,

●	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

●	the cyclical nature of the construction industry,

●	our exposure to increased interest expense payments should interest rates change, and

●	the other factors and information disclosed and discussed in other sections of this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The full impact of the COVID-19 outbreak, including a recent resurgence in the United States, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company had previously experienced an adverse impact to its business by a reduction in revenues in 2020 from that of 2019, a reduction in backlog during 2020 from that in 2019, lower production volumes, employee absence, and bidding restrictions within certain key states such as Maryland and North Carolina. The Company is continuing to experience delays in receipt of materials through its supply chain. The Company may be further negatively impacted in the following respects:

a)

by the potential inability of customers of the Company to pay amounts owed to the Company for products or services already provided should their businesses suffer setbacks; this risk is heightened by the relatively long lag time experienced by the Company in collecting accounts receivable (see “Liquidity and Capital Resources” below);

b)	by potential supply side issues should our vendors experience hardships, and have to reduce or terminate operations, due to the COVID-19 outbreak, impacting the Company's sourcing of materials;

c)

by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce had previously been impacted as of this date with an effect on operations at all locations, but this impact has substantially diminished as of the filing date, but no assurance can be provided as to future impacts, particularly in view of new coronavirus outbreaks;

d)	in the event that any of the three states in which we have facilities provide for the quarantine of our manufacturing employees, our production manufacturing will be significantly affected;

e)

in the event that any of the states in which we sell our products and services may eliminate, cancel, or delay projects due to monetary limitations resulting from the COVID-19 outbreak; in this respect, the Company had previously seen a reduction in bidding activity;

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

The Company had (in thousands) net income of $2,867 for the first quarter 2021 and net income of $985 for the second quarter of 2021, resulting in net income of $3,852 for the six months ended June 30, 2021. The cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2021 was 77% and 70%, respectively, as compared to 80% and 83% for the three and six months ended June 30, 2020. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects. Total revenues for the three and six month periods ended June 30, 2021 were $12,307 and $27,523, compared to $10,450 and $20,275 for the three and six month periods ended June 30, 2020. The increase was mainly from the barrier rentals, which included multiple short-term special barrier rental projects in the quarter ended March 31, 2021 and, to a lesser extent, a continued increase in linear feet rented over the prior year of the core rental fleet. Future barrier rental revenues are not expected to continue to trend at the same rate as in the first quarter of 2021 due to the nature and frequency of the short-term special barrier projects.

Results of Operations (dollar amounts in thousands, except per share data)

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2021 and 2020. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should a resurgence of the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change	% Change	2021	2020	Change	% Change
Soundwall Sales	$2,391	$2,200	$191	9%	$4,090	$4,087	$3	1%
Architectural Panel Sales	1,249	766	483	63%	3,437	1,533	1,904	124%
SlenderWall Sales	220	—	220	100%	220	923	(703)	(76)%
Miscellaneous Wall Sales	781	1,128	(347)	(31)%	1,284	2,031	(747)	(37)%
Barrier Sales	1,066	945	121	13%	2,557	2,270	287	13%
Easi-Set and Easi-Span Building Sales	848	768	80	10%	1,602	1,328	274	21%
Utility Sales	469	388	81	21%	736	789	(53)	(7)%
Miscellaneous Sales	219	504	(285)	(56)%	736	589	147	25%
Total Product Sales	7,243	6,699	544	8%	14,662	13,550	1,112	8%
Barrier Rentals	1,182	907	275	30%	6,958	1,650	5,308	322%
Royalty Income	692	413	279	68%	1,112	681	431	63%
Shipping and Installation Revenue	3,190	2,431	759	31%	4,791	4,394	397	9%
Total Service Revenue	5,064	3,751	1,313	35%	12,861	6,725	6,136	91%

Total Revenue	$12,307	$10,450	$1,857	18%	$27,523	$20,275	$7,248	36%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were slightly higher for the three and six month periods ended June 30, 2021 compared to the same periods in 2020. The increase is mainly due to production at the Virginia plant for the largest soundwall contract in Company history, which was initially awarded during 2018, and for which production is expected through 2021. Soundwall sales are expected to trend slightly lower in the second half of 2021.

Architectural Sales - Architectural sales significantly increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. The Company was awarded a large architectural project which began production the fourth quarter 2020 with significant production during the first and second quarters 2021. Architectural sales are expected to decrease in the second half of 2021, as compared to the first six months of 2021, with the projected shift to more SlenderWall sales.

SlenderWall Sales - SlenderWall sales increased for the three month period ended June 30, 2021 as compared to the same period in 2020. SlenderWall sales significantly decreased for the six month period ended June 30, 2021 compared to the same period in 2020. The Company completed several smaller projects during the first quarter of 2020, and was recently awarded a large SlenderWall project which began production at the end of the second quarter 2021. The Company continues to focus sales initiatives on SlenderWall with multiple bids awaiting awards, but no assurance can be given as to success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased significantly for the three and six month periods ended June 30, 2021 compared to the same periods in 2020 due to the decreased amount of retaining wall projects in production. Miscellaneous wall sales are expected to trend at similar levels for the remainder of 2021 as compared to the first six months of the year.

Barrier Sales - Barrier sales increased during the three and six month periods ended June 30, 2021 compared to the same periods in 2020. The main reason for the increase is due to increased barrier sales at the South Carolina plant during the first six months of 2021. Aligning with the Company's strategy to shift to barrier rentals versus barrier sales in the Delaware to Virginia region, barrier sales are expected to trend lower than previous periods.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased for the three and six month periods ended June 30, 2021 compared to the same periods in 2020 mainly due to increased building sales at all three manufacturing facilities during the first half of 2021 as compared to the prior year. Building and restroom sales are expected to continue to trend similar for the remainder of 2021, as compared to the first six months of the year, although no assurance can be provided.

Utility Sales - Utility sales slightly increased for the three month period ended June 30, 2021 compared to the same period in 2020 and sales trended lower for the six month period ended June 30, 2021 compared to the same period in 2020. The Company continues to competitively bid on utility projects to gain market share. Utility sales are expected to slightly increase for the second half of 2021 as compared to the first six months of the year, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three month period ended June 30, 2021 compared to the same period in 2020, and increased for the six month period ended June 30, 2021 compared to the same period in 2020. The change is mainly attributed to specialty concrete blocks produced at the North Carolina plant which began in 2020 and significantly decreased during the second quarter 2021. Miscellaneous product sales are expected to trend lower in the second half of 2021 as compared to the first six months.

Barrier Rentals - Barrier rentals increased significantly for the three and six month periods ended June 30, 2021 compared to the same periods in 2020 due to the higher quantity of linear feet rented than the previous year and, to a greater extent, a few short-term special projects during the first quarter 2021, which carried slightly higher margins due to the complexity and risk of the projects. A substantial portion of the total revenue from these special projects was earned in the first quarter 2021. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet in late 2019, and continued plans to increase the fleet during the remainder of 2021 and upcoming years. Future barrier rental revenues are not expected to continue trending at the same rate as in the first quarter of 2021 due to the nature and frequency of the short-term special barrier projects, however the Company expects increased barrier rentals of the core rental fleet for the remainder of the year and future periods, although no assurance can be given.

Royalty Income - Royalties significantly increased for the three and six month periods ended June 30, 2021 compared to the same periods in 2020. The increase in royalties is mainly due to the increase in barrier royalties during the first half of 2021 compared to the first six months of 2020. Infrastructure spending continues to drive royalties, and the Company anticipates royalties to increase for the second half of 2021 as compared to the first six months of the year, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three and six month periods ended June 30, 2021, compared to the same periods in 2020. The increase is mainly attributed to the increase in shipping, setting, and offloading associated with barrier rentals during the second quarter of 2021 as compared to the prior year.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2021 was 77% and 70%, respectively, as compared to 80% and 83% for the three and six months ended June 30, 2020. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects.

General and Administrative Expenses - For the three months ended June 30, 2021 the Company's general and administrative expenses increased by $110 to $1,340 from $1,230 during the same period in 2020, and for the six months ended June 30, 2021 the Company’s general and administrative expenses increased by $383 to $2,665 from $2,282. The increased general and administrative expenses for the three and six month periods ended June 30, 2021 is mainly attributed to stock compensation and an increase in salaries and wages. General and administrative expense as a percentage of total revenue was 11% and 12% for the three month periods ended June 30, 2021 and 2020, respectively, and 10% and 11% for the six month periods ended June 30, 2021 and 2020, respectively.

Selling Expenses - Selling expenses for the three months ended June 30, 2021 increased to $696 from $574 for the same period in 2020, and selling expenses for the six months ended June 30, 2021 increased to $1,291 from $1,164 for the same period in 2020. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall and barrier rental sales.

Operating Income (Loss) - The Company had operating income for the three month period ended June 30, 2021 of $1,278 compared to operating income of $573 for the same period in 2020. The Company had operating income for the six month period ended June 30, 2021 of $5,079 compared to operating income of $532 for the same period in 2020.The increase in operating income for the three and six month periods ended June 30, 2021 compared to the same periods in 2020, was mainly due to the increase in gross profit associated with the increase in total sales, mainly deriving from royalties and barrier rentals, and to a greater extent, a few short-term special projects during the first quarter 2021. Operating results for the 2020 periods were also adversely affected due to COVID-19 related factors.

Interest Expense - Interest expense was $56 and $57 for the three month periods ended June 30, 2021 and 2020, respectively. Interest expense was $98 and $113 for the six month periods ended June 30, 2021 and 2020, respectively. The Company expects interest expense to continue to decrease for the full year 2021, as compared to the full year 2020 with the refinancing of debt in March 2020 and the expected payoff of long-term notes during 2021.

Income Tax Expense (Benefit) - The Company had income tax expense of $328 with an effective rate of 25% for the three months ended June 30, 2021 compared to income tax expense of $130 with an effective rate of 23% for the same period in 2020. The Company had income tax expense of $1,269 with an effective rate of 25% for the six months ended June 30, 2021 compared to income tax expense of $119 with an effective rate of 23% for the same period in 2020.

Net Income (Loss) - The Company had net income of $985 for the three months ended June 30, 2021, compared to net income of $441 for the same period in 2020. The basic and diluted earnings per share was $0.19 for the three months ended June 30, 2021, and the basic and diluted earnings per share was $0.09 for the three months ended June 30, 2020. The Company had net income of $3,852 for the six months ended June 30, 2021, compared to net income of $403 for the same period in 2020. The basic and diluted earnings per share was $0.74 for the six months ended June 30, 2021, and the basic and diluted earnings per share was $0.08 for the six months ended June 30, 2020. In view of the forgiveness on July 9, 2021 of the Company’s PPP loan of $2,692, the Company expects to record in the quarter ending September 30, 2021 the loan forgiveness as ‘Other income’ on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”), with a balance of $76 as of June 30, 2021. The note has a maturity date of September 20, 2021 and a fixed interest rate of 3.99% annually with monthly payments of $26 and is secured by principally all of the assets of the Company. Under the terms of the note, the Bank will permit chattel mortgages on purchased equipment not to exceed $250 for any one individual loan so long as the Company is not in default.

The Company has a mortgage note payable to the Bank for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable at June 30, 2021 was $1,911.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at June 30, 2021 was $2,421.

The Company additionally has 3 smaller installment loans with annual interest rates between 2.90% and 4.50%, maturing between 2021 and 2025, with varying balances totaling $107.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, is fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. During the first quarter 2021, the Company estimated the current portion of the balance due based on original loan repayment amounts amortized over the estimated repayment period with a balloon payment due on the maturity date. The loan matures on April 16, 2022. The proceeds of the loan must be utilized pursuant to the requirements of the PPP, and all or a portion of the loan may be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. On July 9, 2021, the Company received loan forgiveness for the full amount of the loan of $2,692.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of June 30, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2021. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2020 the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 4.00% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2021. As of June 30, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At June 30, 2021, the Company had cash totaling $13,194 and investment securities totaling $1,243, compared to cash totaling $8,764 and investment securities totaling $1,228 at December 31, 2020. Investment securities at June 30, 2021 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of positive operating results during the first six months of 2021.

Capital spending for the six months ended June 30, 2021 totaled $926, as compared to $2,326 for the same period in 2020. The 2021 expenditures were mainly for the purchase of rental barrier and miscellaneous manufacturing equipment. The Company intends to continue capital spending on maintenance capital expenditures as needed over the remainder of the year, which is expected to be approximately $1,000. With the increase in barrier rental bidding and activity, the Company plans to manufacture barrier to increase the rental fleet capacity, which is expected to cost an additional $1,000.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 77 days for the six months ended June 30, 2021 compared to 89 days for the year ended December 31, 2020. The decrease in DSO is mainly due to collection of retainage and the collection of multiple large projects occurring in the first quarter 2021.

If actual results regarding the Company's production, sales, and subsequent collections on customer receivables are materially inconsistent with management's expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company's operational performance deteriorates significantly, it may be unable to comply with existing financial covenants, and could cause defaults and acceleration under its loan agreements and lose access to the credit facility. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory was $2,743 at June 30, 2021 and $2,194 at December 31, 2020, or an increase of $549. The increase in inventory is mainly due to the increase of raw materials on-hand compared to the prior year. Inventory turnover was 15.4, annualized for the six months ended June 30, 2021, compared to 11.4, annualized for the same period in 2020.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2020. There have been no changes as of June 30, 2021.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have slightly increased for the first six months of 2021. The Company anticipates raw material prices to slightly increase for the remainder of 2021, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 2, 2021, the Company’s sales backlog was approximately $26.0 million, as compared to approximately $25.6 million at the same time in 2020. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: August 10, 2021	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)

