Form 10-Q
period 2021-09-30
SMITH MIDLAND CORP
filed 2021-11-09
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Common Stock, $0.01 par value, outstanding as of November 1, 2021: 5,210,991 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$14,995	$8,764
Investment securities, available-for-sale, at fair value	1,243	1,228
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of approximately $425 and $400, respectively), including contract retentions	12,572	9,798
Trade - unbilled	483	742
Inventories, net
Raw materials	1,697	643
Finished goods	1,499	1,551
Prepaid expenses and other assets	622	615

Total current assets	33,111	23,341

Property and equipment, net	18,249	18,602

Deferred buy-back lease asset, net	3,608	4,237

Other assets	278	319

Total assets	$55,246	$46,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$3,166	$1,866
Accrued expenses and other liabilities	789	875
Deferred revenue	3,056	1,774
Accrued compensation	1,250	1,318
Accrued income taxes	1,486	470
Deferred buy-back lease obligation	1,090	1,203
Operating lease liabilities	88	85
Current maturities of notes payable	486	740
Customer deposits	1,623	569

Total current liabilities	13,034	8,900

Deferred revenue	1,277	600
Deferred buy-back lease obligation	3,000	3,790
Operating lease liabilities	144	211
Notes payable - less current maturities	3,879	4,196
PPP loan	—	2,692
Deferred tax liability	2,458	2,461

Total liabilities	23,792	22,850

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,326,595 and 5,279,411 issued and 5,202,158 and 5,202,158 outstanding, respectively	53	52
Additional paid-in capital	6,663	6,405
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	24,840	17,294

Total stockholders' equity	31,454	23,649

Total liabilities and stockholders' equity	$55,246	$46,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product sales	$7,205	$6,485	$21,868	$20,036
Barrier rentals	1,708	3,171	8,667	4,820
Royalty income	676	484	1,788	1,165
Shipping and installation revenue	3,511	2,375	8,302	6,768

Total revenue	13,100	12,515	40,625	32,789

Cost of goods sold	9,898	8,674	28,388	24,971

Gross profit	3,202	3,841	12,237	7,818

Operating expenses
General and administrative expenses	1,215	1,271	3,880	3,553
Selling expenses	719	521	2,010	1,684

Total operating expenses	1,934	1,792	5,890	5,237

Operating income (loss)	1,268	2,049	6,347	2,581

Other income (expense)
Interest expense	(47)	(53)	(145)	(166)
Interest income	10	8	29	26
Gain (loss) on sale of assets	205	(8)	293	58
Gain on forgiveness of PPP loan	2,692	—	2,692	—
Other income	8	22	41	41

Total other income (expense)	2,868	(31)	2,910	(41)

Income (loss) before income tax expense (benefit)	4,136	2,018	9,257	2,540

Income tax expense (benefit)	442	469	1,711	588

Net income (loss)	$3,694	$1,549	$7,546	$1,952

Basic and diluted earnings (loss) per common share	$0.71	$0.30	$1.45	$0.38

Weighted average number of common shares outstanding:
Basic	5,202	5,184	5,202	5,184
Diluted	5,220	5,184	5,217	5,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2020	$52	$6,405	$(102)	$17,294	$23,649
Vesting of restricted stock	—	41	—	—	41
Net income (loss)	—	—	—	2,867	2,867
Balance at March 31, 2021	52	6,446	(102)	20,161	26,557
Vesting of restricted stock	1	130	—	—	131
Net income (loss)	—	—	—	985	985
Balance at June 30, 2021	53	6,576	(102)	21,146	27,673
Vesting of restricted stock	—	87	—	—	87
Net income (loss)	—	—	—	3,694	3,694
Balance at September 30, 2021	53	6,663	(102)	24,840	31,454

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
Balance at December 31, 2019	$52	$6,242	$(102)	$14,629	$20,821
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	(38)	(38)
Balance at March 31, 2020	52	6,242	(102)	14,591	20,783
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	441	441
Balance at June 30, 2020	52	6,242	(102)	15,032	21,224
Vesting of restricted stock	—	—	—	—	—
Net income (loss)	—	—	—	1,549	1,549
Balance at September 30, 2020	52	6,242	(102)	16,581	22,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,546	$1,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,976	1,791
Gain on forgiveness of PPP loan	(2,692)	—
Gain (loss) on sale of assets	(293)	(58)
Unrealized (gain) loss on investment securities available for sale	5	(16)
Allowance for doubtful accounts	25	55
Stock compensation	258	—
Deferred taxes	(3)	(5)
(Increase) decrease in
Accounts receivable - billed	(2,799)	2,915
Accounts receivable - unbilled	259	(393)
Inventories	(1,002)	78
Prepaid expenses and other assets	10	(96)
Refundable income taxes	—	309
Increase (decrease) in
Accounts payable - trade	1,300	(681)
Accrued expenses and other liabilities	(86)	891
Deferred revenue	1,959	2
Accrued compensation	(68)	267
Accrued income taxes	1,016	305
Deferred buy-back lease obligation	(903)	(855)
Customer deposits	1,054	(483)
Net cash provided by (used in) operating activities	7,562	5,978
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(20)	(22)
Purchases of property and equipment	(1,210)	(2,501)
Proceeds from sale of fixed assets	466	144
Net cash provided by (used in) investing activities	(764)	(2,379)
Cash flows from financing activities:
Proceeds from long-term borrowings	50	5,426
Repayments of long-term borrowings	(617)	(2,658)
Dividends paid on common stock	—	(282)
Net cash provided by (used in) financing activities	(567)	2,486
Net increase (decrease) in cash	6,231	6,085
Cash
Beginning of period	8,764	1,364
End of period	$14,995	$7,449

Supplemental Cash Flow information:
Cash payments for interest	$145	$166
Cash payments for income taxes	$713	$1
Non-cash transaction - PPP loan forgiveness	$2,692	$—

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At September 30, 2021 and December 31, 2020, accounts receivable included contract retentions of approximately $908 and $1,709, respectively.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2021 and December 31, 2020, our allowances for doubtful accounts were approximately $425 and $400, respectively.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change	% Change	2021	2020	Change	% Change
Soundwall Sales	$2,407	$1,736	$671	39%	$6,496	$5,824	$672	12%
Architectural Panel Sales	406	696	(290)	(42)%	3,843	2,229	1,614	72%
SlenderWall Sales	1,027	26	1,001	3850%	1,247	949	298	31%
Miscellaneous Wall Sales	520	963	(443)	(46)%	1,804	2,994	(1,190)	(40)%
Barrier Sales	1,022	1,679	(657)	(39)%	3,578	3,949	(371)	(9)%
Easi-Set and Easi-Span Building Sales	676	643	33	5%	2,278	1,971	307	16%
Utility Sales	891	254	637	251%	1,628	1,043	585	56%
Miscellaneous Sales	256	488	(232)	(48)%	994	1,077	(83)	(8)%
Total Product Sales	7,205	6,485	720	11%	21,868	20,036	1,832	9%
Barrier Rentals	1,708	3,171	(1,463)	(46)%	8,667	4,820	3,847	80%
Royalty Income	676	484	192	40%	1,788	1,165	623	53%
Shipping and Installation Revenue	3,511	2,375	1,136	48%	8,302	6,768	1,534	23%
Total Service Revenue	5,895	6,030	(135)	(2)%	18,757	12,753	6,004	47%

Total Revenue	$13,100	$12,515	$585	5%	$40,625	$32,789	$7,836	24%

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year amounts to conform to current year presentation.

2. EARNINGS (LOSS) PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share

Net income	$3,694	$1,549	$7,546	$1,952

Weighted average shares outstanding	5,202	5,184	5,202	5,184

Basic earnings (loss) per common share	$0.71	$0.30	$1.45	$0.38

Diluted earnings (loss) per common share

Net income	$3,694	$1,549	$7,546	$1,952

Weighted average shares outstanding	5,202	5,184	5,202	5,184
Dilutive effect of stock options and restricted stock	18	—	15	—

Total weighted average shares outstanding	5,220	5,184	5,217	5,184

Diluted earnings (loss) per common share	$0.71	$0.30	$1.45	$0.38

There was no restricted stock excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2021 and September 30, 2020.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable at September 30, 2021 was $1,862.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at September 30, 2021 was $2,363.

The Company additionally has 4 smaller installment loans with annual interest rates between 2.90% and 6.84%, maturing between 2021 and 2025, with varying balances totaling $140.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, was fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The proceeds of the loan were required to be utilized pursuant to the requirements of the PPP, and all or a portion of the loan could be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. On July 9, 2021, the Company received loan forgiveness for the full amount of the loan of $2,692.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of September 30, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of September 30, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2021 is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2020	—	36,336	36,336	$8.98
Granted	42,466	4,718	47,184	11.72
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, end of period	46,466	41,054	83,520	$10.53

The actual number of shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow for the grant in April 2021. The EBITDA margin and revenue growth performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Compensation Committee. A smaller portion is also earned based on Board discretion and continued service. The stock compensation cost is recognized over the requisite performance/service period using the straight-line method and can be periodically adjusted for the probable number of shares to be awarded.

Stock compensation (in thousands) for the three and nine month periods ended September 30, 2021 was approximately $87 and $258, respectively, based upon the value at the date of grant. Stock compensation for the three and nine month periods ended September 30, 2020 was less than $1, based upon the value at the date of grant. There was $620 of unrecognized compensation cost related to the non-vested restricted stock as of September 30, 2021.

5. SUBSEQUENT EVENTS

On October 26, 2021, the Compensation Committee and Board of Directors approved a service-based restricted stock grant with unrecognized compensation cost of approximately $475. The restricted shares vest to the extent of one-third of the shares on each of October 26, 2021, October 26, 2022, and October 26, 2023. The stock compensation cost is recognized over the requisite service period using the straight-line method and can be periodically adjusted for the probable number of shares to be awarded.

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

●

while the Company had net income for the three and nine months ended September 30, 2021 and 2020 and for the years ended December 31, 2020 and 2019, there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss for the quarter ended March 31, 2020,

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

The full impact of the COVID-19 outbreak, including a recent resurgence in the United States, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company had previously experienced an adverse impact to its business by a reduction in revenues in 2020 from that of 2019, a reduction in backlog during 2020 from that in 2019, lower production volumes, employee absence, and bidding restrictions within certain key states such as Maryland and North Carolina. The Company is currently experiencing delays in receipt of materials through its supply chain. The Company may be further negatively impacted in the following respects:

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Although the Company experienced a loss in the first quarter of 2020 and reduced revenues for the year 2020 as compared to 2019, as well as experiencing factors described above, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to ultimately estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of 2021 or future years.

The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

The Company had (in thousands) net income of $2,867 for the first quarter 2021, net income of $985 for the second quarter 2021, and net income of $3,694 for the third quarter 2021, resulting in net income of $7,546 for the nine months ended September 30, 2021. Profitability for the three and nine months ended September 30, 2021 was positively impacted by the forgiveness of the PPP loan (described below in Liquidity and Capital Resources) in the amount of $2,692. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2021 was 80% and 73%, respectively, as compared to 72% and 79% for the three and nine months ended September 30, 2020. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is due in part to impacts of COVID-19 at the Virginia plant which reduced production volumes and increased labor costs. In addition, during the third quarter 2020, there were one-time special barrier projects, which typically have slightly higher margins due to risk and complexity, which improved the margin compared to the third quarter 2021. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and the increase in short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects. Total revenues for the three and nine month periods ended September 30, 2021 were $13,100 and $40,625, compared to $12,515 and $32,789 for the three and nine month periods ended September 30, 2020. The increase for the more recent nine month period was mainly from the barrier rentals, which included multiple short-term special barrier rental projects and, to a lesser extent, a continued increase in linear feet rented over the prior year of the core rental fleet. Future barrier rental revenues are not expected to continue to trend at the same rate as in the first quarter of 2021 due to the nature and frequency of the short-term special barrier projects, although the Company anticipates continued growth of core rental revenues.

Results of Operations (dollar amounts in thousands, except per share data)

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2021 and 2020. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should a resurgence of the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type (Disaggregated Revenue)	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change	% Change	2021	2020	Change	% Change
Soundwall Sales	$2,407	$1,736	$671	39%	$6,496	$5,824	$672	12%
Architectural Panel Sales	406	696	(290)	(42)%	3,843	2,229	1,614	72%
SlenderWall Sales	1,027	26	1,001	3,850%	1,247	949	298	31%
Miscellaneous Wall Sales	520	963	(443)	46)%	1,804	2,994	(1,190)	(40)%
Barrier Sales	1,022	1,679	(657)	(39)%	3,578	3,949	(371)	(9)%
Easi-Set and Easi-Span Building Sales	676	643	33	5%	2,278	1,971	307	16%
Utility Sales	891	254	637	251%	1,628	1,043	585	56%
Miscellaneous Sales	256	488	(232)	(48)%	994	1,077	(83)	(8)%
Total Product Sales	7,205	6,485	720	11%	21,868	20,036	1,832	9%
Barrier Rentals	1,708	3,171	(1,463)	(46)%	8,667	4,820	3,847	80%
Royalty Income	676	484	192	40%	1,788	1,165	623	53%
Shipping and Installation Revenue	3,511	2,375	1,136	48%	8,302	6,768	1,534	23%
Total Service Revenue	5,895	6,030	(135)	(2)%	18,757	12,753	6,004	47%

Total Revenue	$13,100	$12,515	$586	5%	$40,625	$32,789	$7,836	24%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, miscellaneous sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were higher for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. The increase is mainly due to production at the Virginia plant for the largest soundwall contract in Company history, which was initially awarded during 2018, and for which production is expected through 2021. Soundwall sales are expected to trend slightly lower during the last quarter of 2021.

Architectural Sales - Architectural sales decreased for the three months ended September 30, 2021 compared to the same period in 2020, and significantly increased for the nine months ended September 30, 2021 compared to the same period in 2020. The Company was awarded a large architectural project which began production the fourth quarter 2020 and continued production during the first and second quarters 2021. With the large architectural project finishing up in the second quarter 2021, a decrease occurred in the third quarter 2021, but an overall increase was experienced for the nine month period ended September 30, 2021 compared to the same period in 2020. Architectural sales are expected to decrease in the last quarter of 2021, as compared to the last quarter of 2020, with a projected shift to more SlenderWall sales.

SlenderWall Sales - SlenderWall sales increased for the three and nine month periods ended September 30, 2021 as compared to the same periods in 2020. The Company was recently awarded a large SlenderWall project which began production at the end of the second quarter 2021. The Company continues to focus sales initiatives on SlenderWall with multiple bids awaiting awards, but no assurance can be given as to success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020 due to the decreased amount of retaining wall projects in production. Miscellaneous wall sales are expected to trend similar to the third quarter 2021 during the fourth quarter 2021, although no assurance can be provided.

Barrier Sales - Barrier sales decreased during the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. The main reason for the decrease is due to reduced barrier production demand in North Carolina and South Carolina, combined with the increase in the core fleet of barrier rentals. Aligning with the Company's strategy to shift to barrier rentals versus barrier sales in the Delaware to Virginia region, barrier sales are expected to trend lower than previous periods.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales increased for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020 mainly due to increased building sales at all three manufacturing facilities during the first nine months of 2021 as compared to the prior year. Building and restroom sales are expected to continue to trend similar to the third quarter 2021 during the fourth quarter 2021, although no assurance can be provided.

Utility Sales - Utility sales increased for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to increase for the fourth quarter 2021 from the comparable prior year period, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three month and nine month periods ended September 30, 2021 compared to the same periods in 2020. The change is mainly attributed to specialty concrete blocks produced at the North Carolina plant which began in 2020 and significantly decreased during the third quarter 2021. Miscellaneous product sales are expected to remain lower during the fourth quarter 2021.

Barrier Rentals - Barrier rentals decreased significantly for the three month period ended September 30, 2021 compared to the same period in 2020 mainly due to multiple short-term special projects during the third quarter 2020, compared to one smaller special project during the third quarter 2021. The Company continued to increase its core rental barrier fleet year over year. Barrier rentals increased significantly for the nine month period ended September 30, 2021 compared to the same period in 2020 due to the higher quantity of linear feet rented than the previous year and, to a greater extent, a few short-term special projects during 2021. A substantial portion of the total revenue from these special projects was earned in the first quarter 2021. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet beginning in late 2019, and continued plans to increase the fleet during the remainder of 2021 and upcoming years. Future barrier rental revenues are not expected to continue trending at the same rate as in the first three months of 2021 due to the nature and frequency of the short-term special barrier projects in that period, however the Company generally expects increased barrier rentals of the core rental fleet for future periods, although no assurance can be given.

Royalty Income - Royalties significantly increased for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. The increase in royalties is mainly due to the increase in barrier royalties during the first nine months of 2021 compared to the same period in 2020. Infrastructure spending continues to drive royalties, and the Company anticipates fourth quarter 2021 royalties to be slightly lower compared to the first three quarters of the year, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three and nine month periods ended September 30, 2021, compared to the same periods in 2020. The increase is mainly attributed to the increase in shipping, setting, and offloading associated with barrier rentals during the first nine months of 2021 as compared to the prior year.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2021 was 80% and 73%, respectively, as compared to 72% and 79% for the three and nine months ended September 30, 2020. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is due in part to impacts of COVID-19 at the Virginia plant which reduced production volumes and increased labor costs. In addition, during the third quarter 2020, there were one-time special barrier projects, which typically have slightly higher margins due to risk and complexity, that improved margins compared to the third quarter 2021. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and the increase in short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects.

General and Administrative Expenses - For the three months ended September 30, 2021 the Company's general and administrative expenses decreased by $56 to $1,215 from $1,271 during the same period in 2020, and for the nine months ended September 30, 2021 the Company’s general and administrative expenses increased by $327 to $3,880 from $3,553. The increased general and administrative expenses for the nine month period ended September 30, 2021 is mainly attributed to stock compensation and an increase in salaries and wages. General and administrative expense as a percentage of total revenue was 9% and 10% for the three month periods ended September 30, 2021 and 2020, respectively, and 10% and 11% for the nine month periods ended September 30, 2021 and 2020, respectively.

Selling Expenses - Selling expenses for the three months ended September 30, 2021 increased to $719 from $521 for the same period in 2020, and selling expenses for the nine months ended September 30, 2021 increased to $2,010 from $1,684 for the same period in 2020. Selling expenses increased during the periods due to additional sales persons hired and increased marketing expenses. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended September 30, 2021 of $1,268 compared to operating income of $2,049 for the same period in 2020. The decrease in operating income for the three month period ended September 30, 2021 compared to the same period in 2020, was mainly due to a higher cost of goods sold, not including royalties, as a percent of revenues for the most recent period. The Company had operating income for the nine month period ended September 30, 2021 of $6,347 compared to operating income of $2,581 for the same period in 2020. The increase in operating income for the nine month period ended September 30, 2021 compared to the same period in 2020, was mainly due to the increase in gross profit associated with the increase in total sales, mainly deriving from royalties and barrier rentals. Operating results for the 2020 periods were also adversely affected due to COVID-19 related factors.

Interest Expense - Interest expense was $47 and $53 for the three month periods ended September 30, 2021 and 2020, respectively. Interest expense was $145 and $166 for the nine month periods ended September 30, 2021 and 2020, respectively. The Company expects interest expense to continue to decrease for the full year 2021, as compared to the full year 2020 with the refinancing of debt in March 2020 and the payoff of two long-term notes during 2021.

Income Tax Expense (Benefit) - The Company had income tax expense of $442 with an effective rate of 11% for the three months ended September 30, 2021 compared to income tax expense of $469 with an effective rate of 23% for the same period in 2020. The Company had income tax expense of $1,711 with an effective rate of 18% for the nine months ended September 30, 2021 compared to income tax expense of $588 with an effective rate of 23% for the same period in 2020. The decrease in the effective tax rate is due to the exclusion of $2,692 from federal taxable income related to PPP loan forgiveness under section 1106(i) of the CARES Act.

Net Income (Loss) - The Company had net income of $3,694 for the three months ended September 30, 2021, compared to net income of $1,549 for the same period in 2020. The basic and diluted earnings per share was $0.71 for the three months ended September 30, 2021, and the basic and diluted earnings per share was $0.30 for the three months ended September 30, 2020. The Company had net income of $7,546 for the nine months ended September 30, 2021, compared to net income of $1,952 for the same period in 2020. The basic and diluted earnings per share was $1.45 for the nine months ended September 30, 2021, and the basic and diluted earnings per share was $0.38 for the nine months ended September 30, 2020. Profitability for the three and nine months ended September 30, 2021 was positively impacted by the forgiveness of the PPP loan (described below in Liquidity and Capital Resources) in the amount of $2,692.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable at September 30, 2021 was $1,862.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at September 30, 2021 was $2,363.

The Company additionally has 4 smaller installment loans with annual interest rates between 2.90% and 6.84%, maturing between 2021 and 2025, with varying balances totaling $140.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the "PPP") from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, was fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The proceeds of the loan were required to be utilized pursuant to the requirements of the PPP, and all or a portion of the loan could be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. On July 9, 2021, the Company received loan forgiveness for the full amount of the loan of $2,692.

Also in addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of September 30, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of September 30, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At September 30, 2021, the Company had cash totaling $14,995 and investment securities totaling $1,243, compared to cash totaling $8,764 and investment securities totaling $1,228 at December 31, 2020. Investment securities at September 30, 2021 consist of shares of USVAX (a Virginia Bond Fund). The increase in cash is primarily the result of positive operating results during the first nine months of 2021.

Capital spending for the nine months ended September 30, 2021 totaled $1,210, as compared to $2,501 for the same period in 2020. The 2021 expenditures were mainly for the purchase of rental barrier, miscellaneous manufacturing equipment, and a vehicle. The Company intends to continue capital spending on maintenance capital expenditures as needed over the remainder of the year, which is expected to be approximately $1,000. With the increase in barrier rental bidding and activity, the Company plans to purchase used barrier and manufacture barrier to increase the rental fleet capacity, which is expected to cost an additional $1,000.

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

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 35 to 90 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity problems for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 87 days for the nine months ended September 30, 2021 compared to 89 days for the year ended December 31, 2020. The decrease in DSO is mainly due to collection of retainage and the collection of amounts due under multiple large projects occurring in the first quarter 2021.

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

The Company’s inventory was $3,196 at September 30, 2021 and $2,194 at December 31, 2020, or an increase of $1,002. The increase in inventory is mainly due to the increase of raw materials on-hand compared to the prior year due to strategic measures to purchase certain materials, when available, that may be more susceptible to supply chain issues. Inventory turnover was 16.3, annualized for the nine months ended September 30, 2021, compared to 14.9, annualized for the same period in 2020.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2020. There have been no changes as of September 30, 2021.

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

Inflation

Raw material costs for the Company, cement, steel, aggregates, and other direct materials used in production have increased for the first nine months of 2021. The Company anticipates raw material prices to slightly increase for the remainder of 2021, although no assurance can be given regarding future pricing.

Sales Backlog

As of November 1, 2021, the Company’s sales backlog was approximately $28.5 million, as compared to approximately $20.6 million at the same time in 2020. It is estimated that majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A. Risk Factors

Not required

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Commercial Line of Credit Renewal Agreement and Note, dated October 1, 2021, for the renewal of the line of credit in the amount of $4,000,000 with Summit Community Bank.
10.2	Commitment Letter, dated October 21, 2021, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 9, 2021	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)

