Form 10-K
period 2021-12-31
SMITH MIDLAND CORP
filed 2022-03-31
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752

Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road

Midland, Virginia 22728

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (540) 439-3266

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2021 (the last business day of the Company’s most recently completed second fiscal quarter) was $87,080,177. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 14, 2021, the Company had outstanding 5,229,658 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•

Although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company’s financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absences, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain,

•

while the Company reported net income for the years ended December 31, 2021 and 2020, the Company reported a net operating loss in fourth quarter 2021, and there are no assurances the Company can remain profitable in future periods,

•	our debt level increased in 2020, and in February 2022, and our ability to satisfy the same cannot be assured,

•	our ability to collect accounts receivable may be adversely affected by the coronavirus outbreak,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	while we have expended significant funds in recent years to increase manufacturing and rental capacity, there is no assurance that we will achieve significantly greater revenues,

•	the extent to which we are successful in developing, acquiring, defending, licensing or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•

the Company’s operations in 2021 and 2020 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs, and expects such inflationary factors to continue in 2022,

•	changes in general economic conditions in the Company’s primary service areas,

•	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	potential decreases in our year to year contract backlog,

•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations,

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

PART I

Item 1 Business

General

Smith-Midland Corporation (the “Company”) invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities and farming industries through its six wholly-owned subsidiaries. The Company’s precast, licensing, and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company’s operating strategy has involved producing and marketing innovative and proprietary products, including SlenderWall®, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb traffic noise; Sierra Wall™, a patented sound barrier primarily for roadside use; Easi-Set® and Easi-Span® patented transportable concrete buildings; and Beach Prisms™ erosion mitigating modules. In addition, the Company’s precast subsidiaries produce farm products such as cattleguards and water and feed troughs, custom order precast concrete products with various architectural surfaces, and generic highway sound barriers, retaining walls and utility vaults.

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

Market

The Company’s precast concrete products market and barrier rental market primarily consists of general contractors performing public and private construction contracts, including the construction of commercial buildings, public and private roads and highways, and airports, municipal utilities, and federal, state, and local transportation authorities, primarily located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern states. Due to the lightweight characteristics of the SlenderWall® exterior cladding system, the Company has expanded its competitive services outside of the Mid-Atlantic states. The Company’s licensing subsidiary licenses its proprietary products to precast concrete manufacturers nationwide and internationally in Canada, Belgium, New Zealand, Australia, Mexico, and Trinidad.

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

Products

The Company’s precast concrete products are cast in manufacturing facilities and delivered to a site for installation, in contrast to ready-mix concrete, which is produced offsite in a “batch plant,” and delivered with a concrete mixer truck where it is mixed and delivered to a construction site to be poured and set at the site. Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally, as a decorative wall of a building. Structural uses include building walls, frames, floors, or roofs. The Company currently manufactures and sells a wide variety of products for use in the construction, transportation, and utility industries.

SlenderWall® Lightweight Construction Panels

The SlenderWall® system is a patented prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company’s SlenderWall® system combines the essential components of a wall system into a single panel ready for interior drywall mounting upon installation. The base components of each SlenderWall® panel consists of a galvanized stud frame with an exterior surface of approximately two-inch thick, steel reinforced, high-density, precast concrete (with integral water repellent), a thermal break, and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel fasteners that position the exterior concrete away from the steel frame to provide improved thermal performance.

SlenderWall® panels are approximately one-third the weight of traditional precast concrete walls of equivalent size, and are also significantly improved as to permanence and durability. The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time, ease of erection, and the use of smaller cranes for installation. Closed-cell foam insulation and windows can be plant-installed further reducing cost and construction schedules.

The Company custom designs, manufactures, installs, and licenses the SlenderWall® exterior cladding system. The exterior of the SlenderWall® system can be produced in a variety of architectural finishes, such as concrete, exposed stone, granite, metal, or thin brick and can be integrated with other cladding materials.

Sierra Wall™

The Sierra Wall™ (“Sierra Wall”) combines the strength and durability of precast concrete with a variety of finishes to provide an effective and attractive sound and sight barrier for use alongside highways around residential, industrial, and commercial properties. With additional reinforcement, Sierra Wall can also be used as a retaining wall to retain earth in both highway and residential construction. Sierra Wall is typically constructed of four-inch thick, steel-reinforced concrete panels with an integral column creating a tongue and groove connection system. This tongue and groove connection system and its foundation connection make Sierra Wall easy to install and move if boundaries change or highways are relocated after the completion of a project. The patented Sierra Wall II one-piece extended post and panel design reduces installation time and cost.

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

J-J Hooks® Highway Safety Barrier

The J-J Hooks® highway safety barriers (the “J-J Hooks Barriers”) are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs, and licenses for use on roadways to separate lanes of traffic (in free-standing, bolted, or pinned installations) in construction work zones or for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (“FHWA”) requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements. J-J Hooks Barriers that meet NCHRP-350 and MASH TL3 requirements are deemed eligible by the FHWA for federal-aid reimbursement. The Company has been issued patents with respect to J-J Hooks in the United States, Canada, and other countries.

The Company has received “design protection” in the U.S for the “end taper” on each end of the barrier sections. The United States has issued a “trade dress” registration for the “end taper” design feature. Accordingly, in the United States, these features cannot be legally copied by others.

The proprietary feature of J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier, resembling the letter “J” when viewed from directly above. The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting “J-Hook” face each other. To connect one section of a J-J Hooks Barrier to another, a contractor merely positions the J-Hook of an elevated section of the barrier above the J-Hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged using the cast-in alignment slot.

The Company believes that the J-J Hooks Barrier load transfer connection design is superior to other highway safety barriers that were positively connected through the “eye and pin” technique. Barriers incorporating this technique have eyes or loops protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins or long bolts through the eyes which connects and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barriers are easier and faster to install and remove, require a smaller crew, and eliminates the need for loose hardware to make the connection.

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

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 39 states have approved the MASH restrained barrier and 39 states have approved the MASH free-standing design as an alternate to their state standard. New Zealand, Australia, and the Canadian provinces of Alberta and Nova Scotia, have approved the MASH tested barrier. The new J-J Hooks free-standing barrier successfully passed the two required MASH TL3 tests and in January 2018 and August 2018 received the FHWA federal-aid eligibility letters. The FHWA Eligibility letters B300 and B307 have been issued as of February 2018 and September 2018, respectively.

Easi-Set Precast Buildings and Easi-Span® Expandable Precast Buildings

Easi-Set Precast Buildings are transportable, prefabricated, single-story, all concrete buildings designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings and Restrooms are available in a variety of exterior finishes and in 38 standard sizes, or can be custom sized. The roof and floor of each Easi-Set Building is manufactured using the Company’s second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location. The Company has been issued patents in connection with this product in the United States and Canada.

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

SoftSound™ Soundwall Panels

SoftSound™ soundwall panels utilize a “wood chip aggregate” material applied to the face of soundwall panels, which is used to absorb highway noise. SoftSound™ is a proprietary product developed and tested by the Company and is currently approved for use in Virginia, Maryland, seven additional states, and the provinces of Ontario and Quebec, Canada. Approvals are still pending in a number of additional states. The Company introduced this product line into its licensing program and is in the process of seeking to obtain approvals in all 50 states and the Canadian Provinces.

Beach Prisms™ Erosion Control Modules

Beach Prisms™ is a shoreline erosion control product that uses the preferred natural “soft” approach as opposed to the “hard” approach of seawalls and jetties, to solve this worldwide problem. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline. Waves pass through the specially designed slots in the triangular 3-4 foot tall by 10 foot long Beach Prisms™ modules. The success of a Beach Prisms™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties. The Company received “design protection” in the United States for the Beach Prisms™ in 2010. State and local approvals are necessary for installation of the product, and the Company has experienced challenges receiving approvals in their local markets.

H2Out™ Secondary Drainage System

H2Out™ is the first “in the caulk joint” secondary drainage and street level leak detection product for panelized exterior cladding. A second line of caulking and drainage strip located behind the exterior line of caulking exits all water leakage to the exterior of the building preventing moisture and mold, and hence deterring lawsuits from tenants and owners of buildings. H2Out™ has been added as a feature of the SlenderWall® system and is being included in the product literature, website, and all sales presentations.

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

Licensing

The Company presently grants licenses through its wholly-owned subsidiary Easi-Set Industries for the manufacturing and sale rights for certain proprietary products, such as the J-J Hooks® Barrier, Easi-Set®/Easi-Span® Precast Buildings, SlenderWall®, SoftSound™ and Beach Prisms™. Generally, licenses are granted for a point of manufacture. The Company receives an initial one-time training and administration license fee varying on the product licensed. License royalties vary depending upon the product licensed, and typically range from 4% to 6% of the net sales of the licensed product. In addition, Easi-Set®/Easi-Span® Buildings and SlenderWall® licensees pay the Company a monthly fee for co-op advertising & promotional programs. The Company produces and distributes advertising & promotional materials and promotes the licensed products through its own advertising subsidiary, Midland Advertising + Design.

The Company maintains 56 licensing agreements in the United States, 9 in Canada, and 1 each in Australia, Belgium, Mexico, New Zealand and Trinidad, for a total of 70 licenses worldwide.

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

The Company has also established a cooperative advertising program in which the Company and its Easi-Set®/Easi-Span® Buildings and SlenderWall® licensees combine resources to promote certain precast concrete products. Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company’s precast subsidiaries marketing efforts are concentrated within a 450 mile radius from its facilities, which includes the majority of the eastern United States.

The Company’s precast product sales and barrier rental sales result primarily from the submission of estimates or proposals to general contractors who then include the estimates in their overall bids to various government agencies and other end users that solicit construction contracts through a competitive bidding process. In general, these contractors solicit and obtain their construction contracts by submitting the most attractive bid to the party desiring the construction. The Company’s role in the bidding process is to provide estimates to the contractors desiring to include the Company’s products or services in the contractor’s bid. If a contractor who accepts the Company’s bid is selected to perform the construction, the Company provides the agreed upon products or services. In many instances, the Company provides estimates to more than one of the contractors bidding on a single project. The Company also occasionally negotiates with and sells directly to end-users.

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

The Company believes that the principal competitive factors for its precast products are price, durability, ease of use and installation, speed of production and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in Midland, Virginia, Reidsville, North Carolina and Hopkins (Columbia), South Carolina compete favorably with respect to each of these factors in the Mid-Atlantic and Southeastern regions of the United States. Finally, the Company believes it offers a broad range of products that are highly competitive in these markets.

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

Government Regulation

The Company frequently supplies products and services pursuant to agreements with general contractors who have entered into contracts with federal or state governmental agencies. The successful completion of the Company’s obligations under such contracts is often subject to the satisfactory inspection or approval of such products and services by a representative of the contracting agency. Although the Company targets to satisfy the requirements of each such contract to which it is a party, no assurance can be given that the necessary approval of its products and services will be granted on a timely basis or at all and that the Company will receive any payments due to it. Any failure to obtain such approval and payment may have a material adverse effect on the Company’s business.

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

Human Capital Resources

As of March 14, 2022, the Company had a total of 200 employees, of which 178 are full-time, 6 are part-time and 16 are temporary workers, with 147 located at the Company’s Midland, Virginia facility, 28 are located at the Company’s facility in Reidsville, North Carolina and 25 are located at the Company’s facility in Hopkins (Columbia), South Carolina. None of the Company’s employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

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

Item 1A. Risk Factors

Not applicable.

Item 1B Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

The Company operates three manufacturing facilities. The largest manufacturing operations facility is a 44,000 square foot manufacturing plant located on approximately 58 acres of land in Midland, Virginia, which the Company owns. The manufacturing facility houses two concrete mixers and one concrete blender. The plant also includes two environmentally controlled casting areas, three batch plants, a form fabrication shop, a welding and metal fabrication facility, a carpentry shop, a quality control center and a covered steel reinforcing fabrication area of approximately 8,000 square feet. The Company’s Midland facility also includes a large storage yard for inventory and stored materials.

The Company owns an additional 19 acres in Midland, Virginia, approximately two miles from the operations facility, of which 3 acres is developed as a storage yard for the rental barrier division.

The Company’s second manufacturing facility is located in Reidsville, North Carolina on 46 acres of owned land and includes a 15,000 square foot manufacturing plant and administrative offices with additional space for future expansion. The facility began production in the fourth quarter 2020. The previous North Carolina facility, on 10 acres of owned land, including an 8,000 square foot manufacturing plant with administrative offices, remains operational with future use not determined at this time.

The Company’s third manufacturing facility is located in Hopkins (Columbia), South Carolina. The facility is located on 39 acres of land owned by the Company and has approximately 40,000 square feet of production space and administrative offices. The South Carolina facility gives the Company sufficient capacity to cover additional territory from the Atlantic Coast region to the northern part of Florida.

The Company’s present facilities are adequate for its current needs.

Item 3. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “SMID”.

As of March 14, 2021, there were approximately 40 record holders of the Company’s Common Stock. Management believes there are at least 1,500 beneficial owners of the Company’s Common Stock.

Dividends

Although the Company has historically paid special dividends, the Company did not declare a dividend in 2021. The Company cannot guarantee payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, potential coronavirus outbreak concerns, and other pertinent factors.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report. Dollar amounts are in thousands, except for per share amounts.

The Company generates revenues primarily from the sale, leasing, licensing, shipping and installation of precast concrete products and systems for the construction, utility and farming industries. The Company’s operating strategy has involved producing and marketing innovative and proprietary products, including SlenderWall™, a patent pending, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Barrier, a patented positive-connected highway safety barrier; Sierra Wall™, a patented sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system. In addition, the Company produces utility vaults; farm products such as cattleguards; and custom order precast concrete products with various architectural surfaces.

As a part of the construction industry, the Company’s sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors outside of the Company’s control, such as weather and project delays, affect the Company’s production schedule, possibly causing a momentary slowdown in sales and net income. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.

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

The full impact of the COVID-19 outbreak, including a recent resurgence in the United States, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company had previously experienced an adverse impact to its business by a reduction in revenues in 2020 from that of 2019, a reduction in backlog during 2020 from that in 2019, lower production volumes, employee absences during 2020 and 2021, and bidding restrictions within certain key states such as Maryland and North Carolina. The Company is currently experiencing delays in receipt of materials through its supply chain. The Company may be further negatively impacted in the following respects:

a)

by the potential inability of customers of the Company to pay amounts owed to the Company for products or services already provided should their businesses suffer setbacks; this risk is heightened by the relatively long lag time experienced by the Company in collecting accounts receivable (see “Liquidity and Capital Resources” below);

b)	by potential supply side issues should our vendors experience hardships, and have to reduce or terminate operations, due to the COVID-19 outbreak, impacting the Company’s sourcing of materials;

c)

by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce had previously been impacted as of the financial statement date with an effect on operations at all locations, but this impact has substantially diminished as of the filing date, but no assurance can be provided as to future impacts, particularly in view of potential new coronavirus outbreaks;

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

g)	the increase in the overall loan defaults, which in turn impacts the banking sector’s ability to fund projects in which the Company’s products may be utilized; and

h)	in the event that economic hardships force the Company to default on loan payments, our loans may be called and our ability to borrow under our bank line of credit could cease;

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Although the Company experienced a loss in the first quarter of 2020 and reduced revenues for the year 2020 as compared to 2019, as well as experiencing factors described above, given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to ultimately estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future years.

The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

Overview

Overall, the Company’s financial bottom line performance was significantly higher in 2021 when compared to 2020. The Company had net income for 2021 in the amount of $7,570 compared to net income of $2,665 for 2020. Sales increased by $6,780 to $50,642 in 2021 from $43,862 in 2020. The increase in sales is mainly from barrier rentals, which included multiple short-term special barrier rental projects in the first quarter 2021 and, to a lesser extent, an increase in linear feet rented over the prior year of the core rental fleet. Future barrier rental revenues are not expected to continue to trend at the same rate as in the first quarter of 2021 due to the nature and frequency of the short-term special barrier projects, although the Company anticipates continued growth of core rental revenues. Product sales, royalty income, and shipping and installation revenue also increased in 2021 as compared to 2020. The significant increase in barrier rentals also favorably impacted gross margins, excluding royalties, with an increase to 25% in 2021 from 22% in 2020. Operating expenses for 2021 increased over 2020 mainly due to increased non-cash stock compensation expense and increased selling costs associated with additional sales personnel. Fourth quarter 2021 revenues were $10,017 compared to $11,073 in the fourth quarter 2020. The net income for the fourth quarter 2021 was $24 compared to $713 in the fourth quarter 2020. The decrease in revenue and net income for the fourth quarter 2021 as compared to the fourth quarter 2020 was primarily due to one-time special projects occurring in the fourth quarter 2020, delays in customer approvals for production, and to a lesser extent an increase in material and labor costs due to inflationary factors. The Company expects the first quarter 2022 to experience similar inflationary factors and customer approval delays as the fourth quarter 2021. With the increase in backlog in March 2022, as compared to the prior year, from approximately $19.6 million to $29.0 million, the Company anticipates greater sales volumes in the second and third quarter 2022, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

For the year ended December 31, 2021, the Company had total revenue of $50,642 compared to total revenue of $43,862 for the year ended December 31, 2020, an increase of $6,780, or 15%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2021 and 2020 (in thousands):

Revenue by Type (Disaggregated Revenue)	2021	2020	Change	% Change
Product Sales:
Soundwall Sales	$8,025	$7,499	$526	7%
Architectural Sales	4,932	3,668	1,264	34%
SlenderWall Sales	1,795	948	847	89%
Miscellaneous Wall Sales	2,352	3,371	(1,019)	(30)%
Barrier Sales	4,686	5,507	(821)	(15)%
Easi-Set and Easi-Span Building Sales	3,036	2,935	101	3%
Utility Sales	2,468	1,310	1,158	88%
Miscellaneous Sales	1,206	1,538	(332)	(22)%
Total Product Sales	28,500	26,776	1,724	6%
Barrier Rentals	9,925	6,879	3,046	44%
Royalty Income	2,216	1,688	528	31%
Shipping and Installation Revenue	10,001	8,519	1,482	17%
Total Service Revenue	22,142	17,086	5,056	30%
Total Revenue	$50,642	$43,862	$6,780	15%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales – Soundwall panel sales slightly increased by 7% in 2021 compared to 2020 due primarily to increased production during 2021 at the North Carolina and South Carolina facilities as compared to 2020, and continued production at the Virginia plant for the largest soundwall contract in Company history, which was initially awarded during 2018. The Company expects soundwall panel sales to be similar in 2022 as compared to 2021, although no assurance can be provided.

Architectural Sales – Architectural panel sales increased by 34% in 2021 compared to 2020. The Company was awarded a large architectural project which began production in the fourth quarter of 2020, with the majority of production occurring in 2021. Architectural sales are expected to decrease during 2022, as compared to 2021, with an anticipated shift to more SlenderWall sales, although no assurance can be provided.

SlenderWall Sales – SlenderWall panel sales increased by 89% in 2021 when compared to 2020. SlenderWall sales are generated on a project basis, and success is determined by the number and dollar value of projects awarded and produced in any particular period. The increase is mainly attributable to one large project which started production at the end of the second quarter 2021. Currently, the Company has the largest quantity of bids out for the SlenderWall product in history and expects to be awarded multiple projects in the near future. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales – Miscellaneous wall sales can be highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales decreased by 30% in 2021 when compared to 2020 due to the decreased amount of retaining wall projects in production. Miscellaneous sales are expected to trend similar in 2022, as compared to 2021, although no assurance can be provided.

Barrier Sales – Barrier sales decreased by 15% in 2021 when compared to 2020. The main reason for the decrease is due to reduced barrier production demand in North Carolina and South Carolina, combined with the increase in the core fleet of barrier rentals. Aligning with the Company’s strategy to shift to barrier rentals versus barrier sales in the Delaware to Virginia region, barrier sales are expected to trend lower in 2022 than previous years.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales slightly increased by 3% in 2021 as compared to 2020. Building and restroom sales are expected to continue to trend similar during 2022 as compared to 2021, although no assurance can be provided.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility product sales increased by 88% in 2021 compared to 2020. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to increase for 2022 as compared to 2021, although no assurance can be provided.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, blocks or small add-on items. For 2021, miscellaneous product sales decreased by 22% when compared to 2020. The change is mainly attributed to specialty concrete blocks produced at the North Carolina plant which began in 2020 and significantly decreased during the third quarter 2021. Miscellaneous product sales are expected to decrease in 2022 as compared to 2021, although no assurance can be provided.

Barrier Rentals – Barrier rentals increased significantly in 2021 as compared to 2020 due to the higher quantity of linear feet rented over the previous year and, to a greater extent, a few short-term special projects during 2021. A substantial portion of the total revenue from these special projects was earned in the first quarter 2021. As indicated above, the Company is shifting its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet beginning in late 2019, and continued plans to significantly increase the fleet during 2022. Future barrier rental revenues are not expected to continue trending at the same rate as in 2021 due to the nature and frequency of the short-term special barrier projects in the early part of that period, however the Company generally expects increased barrier rentals of the core rental fleet for future periods, although no assurance can be given.

Royalty Income – Royalties significantly increased by 31% in 2021 as compared to 2020. The increase in royalties is mainly due to the increase in barrier royalties during 2021 compared to 2020. Infrastructure spending continues to drive royalties, and the Company anticipates 2022 royalties to increase compared to 2021 with the approval of the J-J Hooks barrier in California and Florida, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers’ final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers’ site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased by 17% for 2021 when compared to 2020. The increase is mainly attributed to the increase in shipping, setting, and offloading associated with core barrier rentals during 2021 as compared to the prior year.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2021 was $36,222, an increase of $3,402, or 10%, from $32,820 for the year ended December 31, 2020. Total cost of goods sold as a percentage of total revenue, not including royalties, decreased to 75% for the year ended December 31, 2021 from 78% for the year ended December 31, 2020. The decrease in cost of goods sold as a percentage of revenue, not including royalties, is mainly due to the increase in barrier rental revenues, which typically have higher margins than product sales, and the increase in short-term special barrier rental projects, which carry slightly higher margins due to the complexity and risk of the projects.

General and Administrative Expenses – For the year ended December 31, 2021, the Company’s general and administrative expenses increased by $427, or 9%, to $5,416 from $4,989 during the same period in 2020. The increase is mainly attributed to an increase in non-cash stock compensation awarded and vested in 2021 as compared to 2020.

Selling Expenses – Selling expenses for the year ended December 31, 2021 increased by $542, or 24%, to $2,836 from $2,294 for the year ended December 31, 2020. Selling expenses increased during 2021 due to additional salespersons hired and increased advertising expenses. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income – The Company had operating income for the year ended December 31, 2021 of $6,168 compared to operating income of $3,759 for the year ended December 31, 2020, an increase of $2,409, or 64%. The increase in operating income was mainly due to the increase in gross profit associated with the increase in total revenue, mainly deriving from royalties and barrier rentals. Operating results for the 2020 periods were also adversely affected due to COVID-19 related factors.

Interest Expense – Interest expense was $190 for the year ended December 31, 2021 compared to $217 for the year ended December 31, 2020. The decrease of $27, or 12%, was due primarily to the payoff of two long-term notes during 2021. Interest expense for 2022 is expected to increase, as compared to 2021, with the financing of real property acquired during the fourth quarter 2021.

Income Tax Expense – The Company had income tax expense of $1,524 for the year ended December 31, 2021 compared to income tax expense of $1,127 for the year ended December 31, 2020. The Company had an effective rate of 16.8% for the year ended December 31, 2021 compared to an effective rate of 29.7% for the same period in 2020. The decrease in the effective tax rate is mainly attributed to the exclusion of $2,692 from federal taxable income related to PPP loan forgiveness under section 1106(i) of the CARES Act.

Net Income – The Company had net income of $7,570 for the year ended December 31, 2021, compared to net income of $2,665 for the same period in 2020. The basic and diluted earnings per share was $1.45 for 2021 compared to basic and diluted earnings per share of $0.51 for the year ended December 31, 2020. There were 5,205 basic and 5,232 diluted weighted average shares outstanding in 2021, and 5,185 basic and 5,187 diluted weighted average shares outstanding in 2020. Profitability for the year ended December 31, 2021 was positively impacted by the forgiveness of the PPP loan (described below in Liquidity and Capital Resources) in the amount of $2,692.

Liquidity and Capital Resources

The Company financed its capital expenditures requirements for 2021 with cash flows from operations, cash balances on hand and notes payable to a bank. The Company had $4,192 of debt obligations at December 31, 2021, of which $468 is scheduled to mature within twelve months. During the twelve months ended December 31, 2021, the Company made repayments of outstanding debt in the amount $793 and received $49 in proceeds of borrowings deriving from the financing of a vehicle. The Company did not draw on the line of credit during the twelve months ended December 31, 2021.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2021 was $1,812.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at December 31, 2021 was $2,304.

Additionally, the Company has 3 smaller installment loans with annual interest rates between 2.9% and 4.5%, maturing between 2022 and 2025, with varying balances totaling $76.

Subsequent to December 31, 2021, on February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the above-referenced real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months in the amount of $21. The loan matures on February 10, 2037.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase certain real property during 2021 in the amount of $3,300. The Company is in compliance with all covenants pursuant to the loan agreements as of December 31, 2021.

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the “PPP”) from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, was fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The proceeds of the loan were required to be utilized pursuant to the requirements of the PPP, and all or a portion of the loan could be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. On July 9, 2021, the Company received loan forgiveness for the full amount of the loan of $2,692.

The Company also has a $4,000 line of credit with the Bank with no balance outstanding as of December 31, 2021. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan; and (ii) to obtain bank approval prior to its funding any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of December 31, 2021, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2021, the Company had cash totaling $13,492 and no investment securities available for sale compared to cash totaling $8,764 and $1,228 of investment securities available for sale at December 31, 2020. Investment securities at December 31, 2020 consisted of shares of USVAX (a Virginia Bond Fund). In the fourth quarter 2021, the Company sold all of the investment securities. During 2021, the Company’s operating activities provided $9,126 of cash due mainly to operating income, collection of accounts receivable, cash received for deferred revenue, and accrued but unpaid income taxes. In 2021, investing activities used $3,654 in cash primarily for the purchase of additional land in Virginia, the purchase of rental barrier, manufacturing equipment, and a vehicle, partially offset by the sale of the USVAX shares in the fourth quarter 2021. Financing activities used $744 in cash in 2021 mainly as a result of repaying long-term debt.

Capital spending, including financed additions, increased from $2,627 in 2020 to $5,367 in 2021. Capital expenditures in 2021 included spending for additional land in Virginia, rental barrier, manufacturing equipment, and a vehicle. While the Company anticipates capital spending for 2022 to be approximately $8,000, which includes a significant expansion in the barrier rental fleet with approximate costs of $5,000, and approximately $3,000 for yard development and miscellaneous manufacturing equipment, excluding acquisitions and plant expansions (which none are anticipated at this time), such plans may change if the Company is adversely effected by the coronavirus outbreak.

The Company’s notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained with a variable interest rate.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company’s days sales outstanding (DSO) in 2021 and 2020 were 91 and 89 days, respectively. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory at December 31, 2021 was $2,845 and at December 31, 2020 was $2,194, an increase of $651. The annual inventory turns for 2021 and 2020 were 15.4 and 13.9, respectively. Finished goods inventory slightly increased for 2021 as compared to 2020.

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

The Company recognizes revenue on the sale of its standard precast concrete products, and the associated shipping and installation revenue, at shipment date, including revenue derived from any projects to be completed under short-term contracts. Leasing and royalties are recognized as revenue over time. Certain sales of soundwall, SlenderWall, and other architectural concrete products are recognized over time because as the Company’s performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, and the Company has an enforceable right to receive compensation. Over time product contracts are estimated based on the number of units produced (output method) during the period multiplied by the unit rate stated in the contract. As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable trade - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Inflation

Management believes that the Company’s operations were affected by inflation in 2021 and 2020, particularly in the purchases of certain raw materials such as cement and aggregates, steel, and also with labor costs. The Company believes that raw material pricing and labor costs will increase in 2022, although no assurance can be given regarding future pricing or costs.

Backlog

As of March 14, 2022 the Company’s sales backlog was approximately $29.0 million as compared to approximately $19.6 million at approximately the same time in 2021. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced over multiple years. The increase in backlog was due to an increase in orders for products to be produced at all three manufacturing facilities, as well as an increase in the barrier rental backlog, as compared to the prior year. The Company expects the backlog to increase with continued bidding on large infrastructure and SlenderWall/architectural projects, although no assurance can be given.

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

The Company continues to evaluate both production and administrative processes, and has streamlined many of these processes through lean activities. During 2021 and 2020, the Company, through lean activities, continued to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to continuous improvement by eliminating waste and providing value. It is management’s intention to continue on the lean journey while implementing a lean culture throughout the Company to help reach our goals for 2022. The Company’s lean efforts are aimed to increase quality to the customer, significantly reduce defects, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, which appear beginning on page F-1, are filed as part of this report.

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

The Chief Executive Officer and Chief Financial Officer of the Company assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2021, and concluded that its controls were effective as of such date.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Rodney I. Smith	83	1970	Former Chairman of the Board of Directors

Ashley B. Smith	59	1994	Chairman of the Board of Directors, Chief Executive Officer, and President

Wesley A. Taylor	74	1994	Director

James Russell Bruner	66	2018	Director

Richard Gerhardt	55	2016	Director

Adam J. Krick	36	2018	Chief Financial Officer, Secretary, and Treasurer

Background

The following is a brief summary of the background of each Director and executive officer of the Company:

Rodney I. Smith. Former Chairman of the Board of Directors. Rodney I. Smith co-founded the Company in 1960 and became its President and Chief Executive Officer in 1965. He served as President until 2012 and Chief Executive Officer until May 2018. He had served on the Board of Directors and has been its Chairman since 1970. Mr. Smith is the principal developer and inventor of the Company’s proprietary and patented products. He is the past President of the National Precast Concrete Association. Mr. Smith has served on the Board of Trustees of Bridgewater College in Bridgewater, Virginia since 1986. Rodney I. Smith retired as Chairman and as a member of the Board of Directors in January 2022.

Ashley B. Smith. Chairman of the Board of Directors, Chief Executive Officer, and President. Ashley B. Smith has served as Chairman of the Board of Directors since January 2022, Chief Executive Officer of the Company since May 2018, President of the Company since 2012, and as a Director since 1994. Mr. Smith was Vice President of the Company from 1990 to 2011. He is a past Chairman of the National Precast Concrete Association. Mr. Smith serves on the Board of Trustees of Bridgewater College in Bridgewater, Virginia. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. Mr. Ashley B. Smith is the son of Mr. Rodney I. Smith. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience gives him the qualifications and skills necessary to serve in the capacity as a director.

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

James Russell Bruner. Director. Mr. Bruner has served as a member of the Board of Directors of the Company since December 2018. Mr. Bruner has served as Chairman of Maersk Line, Limited (“Maersk Line”) since November 2016 and was President and Chief Executive Officer of Maersk Line from January 2014 to November 2017. Maersk Line owns and operates a fleet of container and tanker ships that are under the flag of the United States. These ships support military, government and humanitarian missions through the transportation of United States government cargo on an international basis. Maersk Line operates as a subsidiary of A.P. Moller-Maersk A/S, an integrated transport and logistics company headquartered in Copenhagen, Denmark. Mr. Bruner attended Bridgewater College in Virginia. He is a graduate of the University of Michigan Executive Program and Harvard Business School’s Advanced Management Program. The Company believes that Mr. Bruner’s current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He is currently President of Sales Services International, Inc., a consulting firm, and Chief Sales Officer for IMEX Global Solutions, Inc., a logistics company, since April 2020, and is also serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since January 2016. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt’s current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Adam J. Krick. Chief Financial Officer, Secretary, and Treasurer. Adam J. Krick has served as Chief Financial Officer of the Company since January 2018. Prior to becoming the Chief Financial Officer, Mr. Krick served as the Accounting Manager for the Company since 2014. Prior to joining the Company, Mr. Krick worked in public accounting focusing on tax and business consulting. Mr. Krick serves on the Board of Directors for the Precast/Prestressed Concrete Institute, and as the Vice Chair for the Precast/Prestressed Concrete Institute Mid-Atlantic Chapter. Mr. Krick is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University.

Code of Ethics

The Company adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions. The Board of Directors approved the code of ethics at their meeting on June 3, 2020. A copy may be obtained without charge by requesting one in writing from Secretary, Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, VA 22728. The code of ethics is also posted on the Company’s website at www.smithmidland.com on the home page.

Audit Committee

The Company created an Audit Committee in August 2018. The Audit Committee consists of James Russell Bruner, Richard Gerhardt, and Wesley A. Taylor, the three independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2021 and 2020 to the principal executive officer, as well as the other executive officer of the Company (the “named executive officers”):

Summary Compensation Table

	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2021	367,219	91,175	275,446	11,600	745,440
Chief Executive Officer and President (3)(4)	2020	313,666	133,894	89,800	11,400	548,760

Adam J. Krick	2021	207,273	38,142	134,667	7,108	387,190
Chief Financial Officer (5)(6)	2020	168,468	34,687	53,880	8,126	265,161

(1)	Represents salaries paid in 2021 and 2020 for services provided by each named executive officer serving in the capacity listed.

(2)	Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)

“Stock Awards” for 2021 include 5,000 restricted shares granted in October 2021 pursuant to the Company’s 2016 Equity Incentive Plan (the “Equity Plan”), of which 1,667 shares vested in full immediately on the grant date, 1,667 shares vest one year following the grant date, and the remaining 1,666 vest two years following the grant date. “Stock Awards” also include the value of performance-based restricted stock awarded based on the aggregate grant date fair value of the awards. With respect to a restricted stock award granted in April 2021 pursuant to the Equity Plan, we had estimated that the target level of shares would vest over a three-year cycle based on the stock price at date of grant $11.72 per share, as reflected in the fair value above. The amounts in this column do not necessarily correspond to the actual value that will be realized by the named executive officer. The level of award (minimum, target or maximum) and final vesting is based on the Company’s aggregate level of stated parameters over the entirety of the three-year cycle. The value of the common stock shares at the grant dates were $275,446. ”Stock Awards” for 2020 include 10,000 restricted shares granted in December 2020 pursuant to the Equity Plan, of which 3,333 shares vested in full immediately on the grant date, 3,333 shares vested one year following the grant date, and the remaining 3,334 vest two years following the grant date. The value of the common stock shares at the grant date was $89,800.

(4)	“All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $11,600 and $11,400 for the years 2021 and 2020, respectively.

(5)

“Stock Awards” for 2021 include 3,000 restricted shares granted in October 2021 pursuant to the Equity Plan, of which 1,000 shares vested in full immediately on the grant date, 1,000 shares vest one year following the grant date, and the remaining 1,000 vest two years following the grant date. “Stock Awards” also include the value of performance-based restricted stock awarded based on the aggregate grant date fair value of the awards. With respect to a restricted stock award granted in April 2021 pursuant to the Equity Plan, we had estimated that the target level of shares would vest over a three-year cycle based on the stock price at date of grant $11.72 per share, as reflected in the fair value above. The amounts in this column do not necessarily correspond to the actual value that will be realized by the named executive officer. The level of award (minimum, target or maximum) and final vesting is based on the Company’s aggregate level of stated parameters over the entirety of the three-year cycle. The value of the common stock shares at the grant dates were $135,667. “Stock Awards” for 2020 include 6,000 restricted shares granted in December 2020 pursuant to the Equity Plan, of which 2,000 shares vested in full immediately on the grant date, 2,000 shares vested one year following the grant date, and the remaining 2,000 vest two years following the grant date. The value of the common stock shares at the grant date was $53,880.

(6)	“All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $7,108 and $8,126 for the years 2021 and 2020, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (2)
Ashley B. Smith	—	—	—	—	6,667	313,333	15,870	745,904
Adam J. Krick	—	—	—	—	4,000	188,000	6,911	324,829
TOTAL	—	—			10,667	501,333	22,781	1,070,733

(1)

The number of shares and their respective values in this chart reflect the total remaining shares to vest over the three-year retention of employment period based on the stock price at December 31, 2021 of $47.00.

(2)

The number of shares and their respective values in this chart reflect the total over the three-year performance period pursuant to the Equity Plan based on the stock price at December 31, 2021 of $47.00. The level of award (minimum, target or maximum) and final vesting is based on the Company’s levels of revenue growth, EBITDA margin, free cash flow, as well as Board discretion and retention of employment, in respect to the fiscal 2021 grants. The award was based on the target level for the fiscal 2021 grants. Actual number of shares vested may differ, and the awards are spread over the three-year vesting period of the plan, not just one, as implied by the chart.

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

Fiscal 2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Rodney I. Smith (2)	15,000	33,418	—	—	—	—	48,418
Ashley B. Smith (3)	—	—	—	—	—	—	—
Wesley A. Taylor	9,000	55,780	—	—	—	—	64,780
James Russell Bruner	12,000	55,780	—	—	—	—	67,780
Richard Gerhardt	12,000	55,780	—	—	—	—	67,780

(1)

“Stock Awards” for 2021 include restricted shares granted in October 2021 pursuant to the Equity Plan, of which 1/3 shares vested in full immediately on the grant date, 1/3 vest one year following the grant date, and the remaining 1/3 vest two years following the grant date. “Stock Awards” also include the value of performance-based restricted stock awarded based on the aggregate grant date fair value of the awards. With respect to a restricted stock award granted in April 2021 pursuant to the Equity Plan, we had estimated that the target level of shares would vest over a three-year cycle based on the stock price at date of grant $11.72 per share, as reflected in the fair value above. The amounts in this column do not necessarily correspond to the actual value that will be realized by the named Board member. The level of award (minimum, target or maximum) and final vesting is based on the Company’s aggregate level of stated parameters over the entirety of the three-year cycle.

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

The Employment Agreement is for a term of three years commencing on November 11, 2020 (the “Effective Date”) through and including November 10, 2023 (the “Employment Period”), subject to early termination as provided therein. Commencing on the first anniversary of the Effective Date, and on each annual anniversary thereafter (such date and each annual anniversary thereof shall be hereinafter referred to as the “Renewal Date”), unless previously terminated, the Employment Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 180 days prior to the Renewal Date the Company shall give notice to Mr. Smith, or Mr. Smith shall give notice to the Company, that the Employment Period shall not be so extended. The Employment Agreement provides for an initial base salary (“Base Salary”) of $300,000 per year, with an increase of no less than 3% per annum, based on advice provided by a compensation consultant in 2019. Mr. Smith’s Base Salary shall be reviewed annually by the Compensation Committee of the Board of Directors (the “Compensation Committee”) pursuant to its normal performance review policies for senior executives and may be increased but not decreased. Mr. Smith is also entitled to receive an annual bonus incentive payment (the “Incentive Bonus Payment”) as determined by the Compensation Committee in its discretion and, if applicable, in accordance with the terms of any applicable incentive plan of the Company and subject to the achievement of any performance goals established by the Compensation Committee with respect to such fiscal year. Mr. Smith shall also be eligible to participate in long term cash and equity incentive plans and programs applicable to senior officers of the Company.

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

The Company has entered into a Change of Control Severance Agreement (the “Severance Agreement”), dated as of October 20, 2021, with Adam J. Krick, the Company’s Chief Financial Officer, Secretary and Treasurer.

The Severance Agreement provides that, in the event of departure of Mr. Krick, upon Mr. Krick’s last day of employment with the Company (the “Termination Date”), Mr. Krick shall receive his accrued but unpaid Base Pay and vacation along with reimbursement for valid business expenses and any vested Employee Benefits, regardless of whether Mr. Krick signs a release of claims against the Company (a “Release”). In addition, if Mr. Krick sustains a Qualifying Termination (the Company terminates Mr. Krick without Cause or Mr. Krick leaves the Company for Good Reason (generally, for material diminution in Mr. Krick’s Base Pay, or position, authority, duties or responsibilities, relocation of Mr. Krick’s principal place of business to a location more than 30 miles from Mr. Krick’s principal place of business or material breach by the Company of the Severance Agreement)) and executes and delivers a Release to the Company, the Company shall provide Mr. Krick with cash payments equal to one year of Base Pay, payable in substantially equal monthly installments over the twelve (12) month period following the Termination Date. For a twelve (12) month period, the Company shall also continue to provide Mr. Krick with Employee Benefits that are reasonably equivalent (and at the same cost to Mr. Krick) to the Employee Benefits provided to Mr. Krick immediately prior to the Termination Date and Mr. Krick shall be entitled to receive a single lump sum cash payment equal to the average of his prior three (3) year annual cash bonuses. In addition, if Mr. Krick’s Qualifying Termination occurs within 24 months following a Change in Control, as of the effective date of the Release, all of Mr. Krick’s (i) outstanding and unvested stock options shall become fully vested and exercisable and (ii) outstanding and unvested time-based restricted stock units shall become fully vested.

Mr. Krick is also subject to non-competition and non-solicitation restrictions during his employment with the Company and for a period of one year after the Termination Date.

The Company has an employment agreement with its former Chief Executive Officer and former Chairman of the Board, Rodney I. Smith. While Mr. Smith ceased providing services as Chief Executive Officer in May 2018, he received his salary, pursuant to the terms of the agreement, through September 2019. The agreement also provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board. Mr. Smith is currently being compensated with respect to royalty payments in accordance with the employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2022, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (2)(4)	589,499	11.3%

Ashley B. Smith (2)(4)(5)	196,926	3.8%

Wesley A. Taylor (2)(6)	34,504	*

Richard Gerhardt (2)(6)	7,458	*

James Russell Bruner (2)(6)	12,171	*

Adam J. Krick (2)(7)	12,139	*

Thompson Davis & Co., Inc. (8)	966,080	18.5%

All directors and executive officers as a group (5 persons)(9)	263,198	5.0%

* Less than 1%.

(1)

Table does not include performance-based restricted stock grants under the Company’s 2016 Equity Incentive Plan (performance vesting at end of three years, date of grant April 2021) at minimum, target or maximum, as the number of restricted shares to be awarded is not determinable at the time of grant and the recipients do not have the right to vote or other elements of beneficial ownership until vesting.

26

(2)

The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, Richard Gerhardt, James Russell Bruner, and Adam J. Krick is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

(3)

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

(4)	Ashley B. Smith is the son of Rodney I. Smith. Each of Rodney I. Smith and Ashley B. Smith disclaims beneficial ownership of the other’s shares of Common Stock.

(5)	Includes 6,667 unvested restricted shares granted pursuant to the Equity Plan, subject to a three-year vesting period from the grant date, subject to continued services as an executive officer.

(6)	Includes 2,667 unvested restricted shares granted pursuant to the Equity Plan, subject to a three-year vesting period from the grant date, subject to continued services as a director.

(7)	Includes 4,000 unvested restricted shares granted pursuant to the Equity Plan, subject to a three-year vesting period from the grant date, subject to continued services as an executive officer.

(8)	Address of holder is 15 S. 5th Street, Richmond, VA 23219. Based on the Form 13-F filed with the Securities and Exchange Commission on February 14, 2022 by Thompson Davis & Co., Inc.

(9)	Includes 18,668 unvested restricted shares granted pursuant to the Company’s 2016 Equity Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2021, regarding the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders (1)	—	—	—
Equity compensation plans not approved by security holders	—	—	69,043
Total	—	—	69,043

(1)

A brief description of the Company’s 2016 Equity Incentive Plan (the “Equity Plan”) is contained in Note 6 of the Notes to Consolidated Financial Statements. The Equity Plan has a balance of 69,043 shares of stock unissued and available for award at December 31, 2021.

On October 13, 2016 the Company’s Board of Directors adopted the Equity Plan. Employees, directors and consultants of the Company are eligible to participate in the Equity Plan. The Equity Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the “Committee”). The Equity Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Plan subject to the limitations and other provisions of the Equity Plan. An aggregate of 400,000 shares of the Company’s common stock, par value $.01 per share, were authorized for issuance under the Equity Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 69,043 remains available for issuance. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are three independent directors of the Company, Mr. James Russell Bruner, Mr. Richard Gerhardt, and Mr. Welsey A. Taylor. The test utilized by the Company for the determination of independence is that under the NASDAQ listing standards.

On an ongoing basis, the Company reviews all “related party transactions” (those transactions that are required to be disclosed by SEC Regulation S-K, Item 404), if any, for potential conflicts of interest and all such transactions must be approved by the Board of Directors. In November 2021 the Board of Directors approved the agreement to purchase real property from Rodney I. Smith, the Company’s former Chairman of the Board, in the amount of $295,000, supported by an independent third-party valuation assessment.

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

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

The Audit Committee has established pre-approval policies and procedures with respect to the engagement of BDO USA, LLP and such policies and procedures do not include the delegation of the responsibilities of the Audit Committee to management.

	2021	2020
Audit Fees	$220	$175
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$220	$175

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.1

Collateral Assignment of Letters Patent, dated between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Registration Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.2	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.3

Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4

Commitment Letter, dated October 21, 2021, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2021).

10.5

Commercial Line of Credit Agreement and Note, dated October 1, 2021, for the renewal of the line of credit in the amount of $4,000,000 with Summit Community Bank (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2021).

10.6

Promissory Note, dated October 11, 2019, in the amount of $2,228,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

29

10.7

Commercial Security Agreement, dated October 1, 2018, with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.8

Deed of Trust dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.9

Commercial Security Agreement dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.10

Promissory Note, dated March 27, 2020, in the amount of $2,701,404 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

10.11

Business Loan Agreement related to the Promissory Note dated March 27, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

10.12

Modification and Supplemental Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020) to the Credit Line Deed of Trust, dated April 20, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.13

Modification Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2021) to the Credit Line Deed of Trust, dated September 12, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2013).

10.14	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).

10.15

Employment Agreement, dated as of November 11, 2020, between the Company and Ashley B. Smith (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2020).

10.16

Severance Agreement, dated as of October 20, 2021, between the Company and Adam J. Krick (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2021).

10.17	Smith-Midland Corporation Long-Term Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021).

10.18

Purchase and Sale Agreement, dated November 1, 2021, between the Company and Jeffrey A. Leonard, Patricia Ann Leonard and Al-Mara Farm Incorporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

10.19

Purchase and Sale Agreement, dated November 1, 2021, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021).

30

10.20

Commercial Promissory Note, dated February 10, 2022, in the amount of $2,805,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

10.21

Business Loan Agreement, dated February 10, 2022, between Summit Community Bank and the Company and (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

10.22

Commercial Real Estate Deed of Trust, dated February 10, 2022, issued by the Company in favor of Summit Community Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

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

Item 16. Form 10-K Summary

None

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: March 31, 2022	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Adam J. Krick
Adam J. Krick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashley B. Smith	Director	March 31, 2022
Ashley B. Smith

/s/ Wesley A. Taylor	Director	March 31, 2022
Wesley A. Taylor

/s/ James Russell Bruner	Director	March 31, 2022
James Russell Bruner

/s/ Richard Gerhardt	Director	March 31, 2022
Richard Gerhardt

32

Smith-Midland Corporation and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Smith-Midland Corporation

and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Smith-Midland Corporation

Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years  then ended, summary of significant accounting policies, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accounts Receivable

As described in the Summary of Significant Accounting Policies to the consolidated financial statements, the Company’s consolidated accounts receivable balance at December 31, 2021 was $10.0 million, inclusive of contract retainage receivables of $1.1 million, and net of an allowance for doubtful accounts of $0.4 million. Management performs an evaluation quarterly as to the adequacy of the allowance for doubtful accounts for accounts receivable, analyzing payment history of accounts past due, subsequent cash collections, aging of accounts receivable balances, and other customer specific considerations such as known disputes. Based on these factors along with others, management records an estimate of uncollectable amounts. Developing a reasonable estimate involves significant judgement by management.

We identified the valuation of accounts receivable as a critical audit matter. The principle considerations for our determination that this is a critical audit matter are (i) that the allowance for doubtful accounts involves significant judgement and subjectivity since the estimate relies on a variety of factors including historical experience, current economic factors and current customer specific conditions; (ii) relates to accounts receivable balances that can remain outstanding under contract retainage provisions for extended periods of time; and (iii) the Company may also be acting as a subcontractor to a prime contractor, which can result in potential delays in the awareness of disputes that may affect collection. Auditing these elements involved especially challenging, subjective, and complex auditor judgment to properly assess the collectability of accounts receivable balances and to determine the extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s allowance for doubtful accounts methodology through performing a retrospective review of historical write-offs and significantly aged accounts receivable balances as of December 31, 2021.

•

Testing a sample of overdue accounts receivable balances and contract retention amounts over a defined dollar value, evaluating the need for an allowance for doubtful accounts based on procedures including independent confirmations, collections occurring subsequent to year-end, review of contract retention provisions and appropriate application to invoicing, inspection of customer correspondence, inquiries of financial management, and inquiries of project specific personnel for potential known disputes.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 1996.

Richmond, Virginia

March 31, 2021

Smith-Midland Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$13,492	$8,764
Investment securities, available-for-sale, at fair value	—	1,228
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $437 and $397), including contract retentions	10,013	9,798
Trade - unbilled	439	742
Inventories, net
Raw materials	1,143	643
Finished goods	1,702	1,551
Prepaid expenses	551	615
Refundable income taxes	411	—

Total current assets	27,751	23,341

Property and equipment, net	21,926	18,602

Deferred buy-back lease asset, net	3,390	4,237

Other assets	258	319

Total assets	$53,325	$46,499

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

(continued)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - trade	$2,071	$1,866
Accrued expenses and other liabilities	657	875
Deferred revenue	2,454	1,774
Accrued compensation	1,036	1,318
Accrued income tax	2,033	470
Deferred buy-back lease obligation	3,776	1,203
Operating lease liabilities	89	85
Current maturities of notes payable	468	740
Customer deposits	1,325	569

Total current liabilities	13,909	8,900

Deferred revenue	1,865	600
Deferred buy-back lease obligation	—	3,790
Operating lease liabilities	122	211
Notes payable - less current maturities	3,724	4,196
PPP loan	—	2,692
Deferred tax liability	1,955	2,461

Total liabilities	21,575	22,850

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,353,095 and 5,279,411 issued and 5,229,658 and 5,202,158 outstanding, respectively	53	52
Additional paid-in capital	6,935	6,405
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	24,864	17,294

Total stockholders’ equity	31,750	23,649

Total liabilities and stockholders’ equity	$53,325	$46,499

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue
Product sales	$28,500	$26,776
Barrier rentals	9,925	6,879
Royalty income	2,216	1,688
Shipping and installation revenue	10,001	8,519

Total revenue	50,642	43,862

Cost of goods sold	36,222	32,820

Gross profit	14,420	11,042

General and administrative expenses	5,416	4,989
Selling expenses	2,836	2,294

Total operating expenses	8,252	7,283

Operating income	6,168	3,759

Other income (expense)
Interest expense	(190)	(217)
Interest income	35	35
Gain on sale of assets	317	133
Gain on forgiveness of PPP loan	2,692	—
Other income	72	82

Total other income (expense), net	2,926	33

Income before income tax expense	9,094	3,792

Income tax expense	1,524	1,127

Net income	$7,570	$2,665

Basic and diluted earnings per share	$1.45	$0.51

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2019	5,224,911	$52	(40,920)	$(102)	$6,242	$14,629	$20,821

Restricted stock issued	54,500	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	163	—	163

Net income	—	—	—	—	—	2,665	2,665

Balance, December 31, 2020	5,279,411	52	(40,920)	(102)	6,405	17,294	23,649

Restricted stock issued	73,684	—	—	—	—	—	—

Vesting of restricted stock	—	1	—	—	530	—	531

Net income	—	—	—	—	—	7,570	7,570

Balance, December 31, 2021	5,353,095	$53	(40,920)	$(102)	$6,935	$24,864	$31,750

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Reconciliation of net income to net cash provided by operating activities

Net income (loss)	$7,570	$2,665
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,671	2,412
Gain on forgiveness of PPP loan	(2,692)	—
(Gain) loss on sale of fixed assets	(311)	(133)
(Gain) loss on sale of investment securities	(6)	—
Unrealized (gain) loss on investment securities available for sale	—	(23)
Allowance for doubtful accounts	40	64
Stock compensation	531	163
Deferred taxes	(506)	575
(Increase) decrease in
Accounts receivable - billed	(255)	2,861
Accounts receivable - unbilled	302	(432)
Inventories	(651)	48
Prepaid expenses and other assets	92	128
Refundable income taxes	(411)	432
Increase (decrease) in
Accounts payable - trade	205	(1,314)
Accrued expenses and other liabilities	(219)	750
Deferred revenue	1,945	242
Accrued compensation	(282)	243
Accrued income taxes	1,563	470
Deferred buy-back lease obligation, net	(1,216)	(1,156)
Customer deposits	756	(508)

Net cash provided by (used in) operating activities	$9,126	$7,487

Smith-Midland Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(continued)

	December 31,
	2021	2020
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	$(23)	$(29)
Sale of investment securities available-for-sale	1,247	—
Purchases of property and equipment	(5,367)	(2,627)
Proceeds from sale of fixed assets	489	235

Net cash provided by (used in) investing activities	(3,654)	(2,421)

Cash Flows From Financing Activities
Proceeds from long-term borrowings	49	5,485
Repayments of long-term borrowings	(793)	(2,869)
Dividends paid on common stock	—	(282)

Net cash provided by (used in) financing activities	(744)	2,334

Net increase (decrease) in cash	4,728	7,400
Cash, beginning of year	8,764	1,364

Cash, end of year	$13,492	$8,764

Supplemental Cash Flow information:

Cash payments for interest	$190	$217
Cash payments for income taxes	$917	$22
Non-cash transaction - PPP loan forgiveness	$2,692	$—

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation and Subsidiaries

Summary of Significant Accounting Policies

Nature of Business

Smith-Midland Corporation and its wholly-owned subsidiaries (the “Company”) develop, manufacture, license, sell and install precast concrete products and systems for the construction, transportation and utilities industries in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

Investments

Investments in marketable securities are classified as available-for-sale and are stated at market value.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $74 and $72 at December 31, 2021 and 2020, respectively.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10-40
Trucks and automotive equipment	3-10
Shop machinery and equipment	3-10
Land improvements	10-15
Rental equipment	5-10
Office equipment	3-10

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

The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2018. The Company does not have any uncertain tax positions as of December 31, 2021, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

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

Revenue Recognition

Product Sales - Over Time

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers for customized product is recognized over time as the Company’s performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize over time, the Company recognizes revenue over the contract terms based on the output method. The Company applied the “as invoiced” practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company’s performance to date.

As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable trade - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Condensed Consolidated Balance Sheets as “Accounts receivable trade - unbilled” (contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as “Customer deposits” (contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2021 and December 31, 2020, accounts receivable included contract retentions (in thousands) of approximately $1,139 and $1,709, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2021 and December 31, 2020, our allowances for doubtful accounts (in thousands) were $437 and $397, respectively.

Sale to Customer with a Buy-Back Guarantee - Lease Income

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back product at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation, included in “Deferred buy-back lease obligation” in the liabilities section of the consolidated balance sheet, is deferred until the buy-back is exercised. The remaining sale proceeds are deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back is exercised. The Company capitalizes the cost of the product on the consolidated balance sheet shown in “Deferred buy-back lease asset, net”, and depreciates the value, less residual value, to cost of leasing revenue in “Cost of goods sold” over the estimated useful life of the asset.

In the case the customer requests the Company to cancel the buy-back option and retains ownership of the product and the Company accepts, the guarantee buy-back liability and any deferred revenue balances related to the product will be settled to revenue, and the net book value of the asset will be expensed to cost of leasing revenue. Otherwise, the Company will purchase the product back in the amount equal to the buy-back guarantee, settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassify the net book value of the purchased product to "Inventories" or "Property and equipment, net" depending on the intended use. The revenue is being recognized in accordance with Topic 842, Leases.

Barrier Rentals - Lease Income

Leasing fees are paid by customers at the beginning of the lease agreement and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease, in accordance with Topic 842, Leases.

Royalty Income

The Company licenses certain products to other precast companies to produce the Company’s products to engineering specifications under the licensing agreements. The agreements are typically for five year terms and require royalty payments from 4% to 6% of total sales of licensed products, which are paid on a monthly basis. The revenues from licensing agreements are recognized in the month earned, in accordance with Topic 606-10-55-65.

Shipping and Installation

Shipping and installation revenues are recognized as a distinct performance obligation in the period the shipping and installation services are provided to the customer, in accordance with Topic 606.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type (Disaggregated Revenue)	2021	2020	Change	% Change
Product Sales:
Soundwall Sales	$8,025	$7,499	$526	7%
Architectural Sales	4,932	3,668	1,264	34%
SlenderWall Sales	1,795	948	847	89%
Miscellaneous Wall Sales	2,352	3,371	(1,019)	(30)%
Barrier Sales	4,686	5,507	(821)	(15)%
Easi-Set and Easi-Span Building Sales	3,036	2,935	101	3%
Utility Sales	2,468	1,310	1,158	88%
Miscellaneous Sales	1,206	1,538	(332)	(22)%
Total Product Sales	28,500	26,776	1,724	6%
Barrier Rentals	9,925	6,879	3,046	44%
Royalty Income	2,216	1,688	528	31%
Shipping and Installation Revenue	10,001	8,519	1,482	17%
Total Service Revenue	22,142	17,086	5,056	30%
Total Revenue	$50,642	$43,862	$6,780	15%

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for warranty claims, historically such amounts are minimal.

The revenue items: soundwall sales, architectural sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Concentration of Risk

Major Customers

Two customers accounted for 23% of revenues during fiscal year 2021, and one customer accounted for  25% of revenues during fiscal year 2020. One customer had balances that comprised 17% and 27% of trade accounts receivable at December 31, 2021 and 2020, respectively.

Major Suppliers

No vendor accounted for more than 10% of purchases during fiscal year 2021 and 2020.

Sales and Use Taxes

The Company excludes sales taxes as part of revenue, and includes use taxes on construction materials reported in cost of goods sold.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and on March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a regular basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer-specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for doubtful accounts at December 31, 2021, is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenue from December through February and may realize a substantial part of its revenue during the other months of the year.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $459 and $383 in 2021 and 2020, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets including identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the two years ended December 31, 2021.

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

SMITH-MIDLAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Land and land improvements	$7,105	$3,764
Buildings and improvements	9,470	8,930
Machinery and equipment	14,394	13,952
Rental equipment	6,187	5,895

	37,156	32,541
Less: accumulated depreciation and amortization	(15,230)	(13,939)

	$21,926	$18,602

Depreciation expense and amortization (in thousands) was approximately $2,671 and $2,412 for the years ended December 31, 2021 and 2020, respectively.

2. NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2021	2020
Note payable to Summit Community Bank (the “Bank”), which matured on September 2021; with monthly payments of approximately $26 of principal and interest fixed at 3.99%; collateralized by the Company’s property, plant, and buildings.	$—	$227

Note payable to the Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a Promissory Notes Rate Conversion Agreement; collateralized by all assets of Smith-Carolina Corporation and guaranteed by the Company.	1,812	2,008

Note payable to the Bank, maturing March 2030; with monthly payments of approximately $27 of principal and interest fixed at 3.99%; collateralized by the Company’s property, plant, and buildings.	2,304	2,535

Installment notes, collateralized by certain machinery and equipment maturing at various dates; with monthly payments varying from $0.9 to $3.4 with annual interest rates between 2.90% and 4.50%.	76	166

A revolving line-of-credit evidenced by promissory note with the Bank, with the available amount of $4,000, maturing October 1, 2022, with interest only payments and an initial rate of 3.50% adjustable monthly (3.50% at December 31, 2021). The amount available is based on the lower of the maximum $4,000 or eligible inventory and accounts receivable balances at the financial statement date. The line-of-credit is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets.	—	—

	4,192	4,936
Less current maturities	(468)	(740)

	$3,724	$4,196

In addition to the notes payable discussed above, on April 16, 2020, the Company obtained a loan, evidenced by a promissory note, under the Paycheck Protection Program (the “PPP”) from the Bank in the amount of $2,692. The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness. The interest rate per the promissory note, dated April 16, 2020 and executed by the Company in favor of the Bank, was fixed at 1.00% per annum, with principal and interest payments starting thirty (30) days after the amount of forgiveness is determined under section 1106 of the CARES Act. The proceeds of the loan were required to be utilized pursuant to the requirements of the PPP, and all or a portion of the loan could be forgiven in accordance with the PPP applicable rules, regulations, and guidelines. On July 9, 2021, the Company received loan forgiveness for the full amount of the loan of $2,692.

Smith-Midland Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Subsequent to December 31, 2021, on February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months in the amount of $21, with the balance due on the maturity date. The loan matures on February 10, 2037.

The Company’s notes payable includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures, and limits on the payment of cash dividends. At December 31, 2021, the Company was in compliance with all covenants.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2022	$468
2023	483
2024	496
2025	511
2026	518
Thereafter	1,716

$4,192

The amounts listed in the table above do not include the note payable financed on February 10, 2022.

3. RELATED PARTY TRANSACTIONS

The Company previously leased a portion of its Midland, Virginia property from its former Chairman of the Board, Rodney I. Smith, on a month-to-month basis, as additional storage space for the Company’s finished work product. The lease agreement called for monthly rents of $2. During 2021 and 2020, the Company paid rents totaling $22 and $24, respectively. In November 2021 the Company entered into an agreement pursuant to which it purchased the property for $295, which the purchase price was supported by an independent third-party valuation assessment.

The Company has an employment agreement with its former CEO and Chairman of the Board, Rodney I. Smith. Mr. Smith received his salary, pursuant to the terms of the agreement, through September 2020. While Mr. Smith has ceased providing executive officer services pursuant to such agreement, the agreement provides for an annual royalty fee of $99 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board.

Smith-Midland Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

4. INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2021	2020
Federal:
Current	$1,574	$212
Deferred	(382)	416
	1,192	628
State:
Current	456	340
Deferred	(124)	159
	332	499

	$1,524	$1,127

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2021		2020
Income taxes at statutory rate	$1,910	21.0%	$796	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	267	2.9%	443	11.7%
Stock Compensation	(63)	(0.7)%	—	—%
Deferred true-ups	17	0.2%	10	0.3%
Provision-to-return	5	0.1%	(33)	(0.9)%
CARES Act Benefit	(4)	(0.1)%	(79)	(2.1)%
PPP Loan Forgiveness	(565)	(6.2)%	—	—%
Other	(43)	(0.4)%	(10)	(0.3)%

	$1,524	16.8%	$1,127	29.7%

Smith-Midland Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$51	$26
Allowance for doubtful accounts	109	100
Accrued vacation	61	60
Deferred buy-back asset	942	1,259
Deferred income	774	314
Right-of-use asset	53	75
Other	102	80
Gross deferred tax assets	2,092	1,914

Deferred tax liabilities:
Retainage	(284)	(424)
Deferred buy-back obligation	(846)	(1,069)
Fixed assets	(2,770)	(2,685)
Prepaid expenses	(72)	(114)
Amortization - intangibles	(16)	(8)
Realized gain loss	(6)	—
Lease liability	(53)	(75)
Gross deferred tax liabilities	(4,047)	(4,375)

Valuation allowance	—	—
Net deferred tax liability	$(1,955)	$(2,461)

As of December 31, 2021 and 2020, the Company had approximately $2,361 and $2,611, respectively, of state NOL’s available to offset future state taxable income. The state NOL’s begin expiring at various times between 2028 and 2037.

5. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant’s contribution, up to 4% of the participant’s compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2021 and 2020 were approximately $211 and $183, respectively.

Smith-Midland Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

6. STOCK COMPENSATION

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. The total intrinsic value (in thousands) of the outstanding shares of restricted stock at December 31, 2021 and 2020 is $1,027 and $326, respectively.

The fair value of restricted stock awards is estimated to be the market price of the Company’s common stock at the close of date of grant. The Company assumes no forfeitures as they are granted to key executives and board members. Restricted stock activity during the years ended December 31, 2020 and 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2019	19,667	$5.45
Granted	54,500	8.98
Vested	37,831	7.14
Forfeited	—	—

Non-vested, December 31, 2020	36,336	8.98
Granted	73,684	13.94
Vested	27,500	11.84
Forfeited	—	—

Non-vested, December 31, 2021	82,520	$12.45

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation (in thousands) for the years ended December 31, 2021 and 2020 were approximately $531 and $163, respectively, based upon the value at the date of grant. There was $822 of unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2021.

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

ASC 820-10 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires valuation techniques to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. These inputs are prioritized as follows:

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

Pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption is unobservable or when the estimation of fair value requires significant management judgment

The Company categorizes a financial instrument in the fair value hierarchy based on the lowest level of input that is significant to its fair value measurement.

As of December 31, 2021
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$—	$—	$—	$—

	As of December 31, 2020
	Quoted Market Prices in Active Markets (Level 1)	Internal Models with Significant Observable Market Parameters (Level 2)	Internal Models with Significant Unobservable Market Parameters (Level 3)	Total Fair Value Reported in Financial Statements

Mutual Funds	$1,228	$—	$—	$1,228

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

9. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2021	2020
Basic earnings per share

Income available to common shareholder	$7,570	$2,665

Weighted average shares outstanding	5,205	5,185

Basic earnings per share	$1.45	$0.51

Diluted earnings per share

Income available to common shareholder	$7,570	$2,665

Weighted average shares outstanding	5,205	5,185
Dilutive effect of restricted stock	27	2

Total weighted average shares outstanding	5,232	5,187

Diluted earnings per share	$1.45	$0.51

There was no restricted stock excluded from the diluted earnings per share calculation for the years ended December 31, 2021 and December 31, 2020.

10. SUBSEQUENT EVENTS

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months in the amount of $21, with the balance due on the maturity date. The loan matures on February 10, 2037.

