Form 10-Q
period 2022-03-31
SMITH MIDLAND CORP
filed 2022-05-12
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $0.01 par value, outstanding as of May 2, 2022: 5,229,658 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	March 31, 2022 (Unaudited)	December 31, 2021
Current assets
Cash	$14,818	$13,492
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of approximately $467 and $437, respectively), including contract retentions	12,047	10,013
Trade - unbilled	463	439
Inventories, net
Raw materials	1,194	1,143
Finished goods	2,131	1,702
Prepaid expenses	443	551
Refundable income taxes	411	411

Total current assets	31,507	27,751

Property and equipment, net	21,632	21,926

Deferred buy-back lease asset, net	3,171	3,390

Other assets	260	258

Total assets	$56,570	$53,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2022 (Unaudited)	December 31, 2021
Current liabilities
Accounts payable - trade	$3,525	$2,071
Accrued expenses and other liabilities	292	657
Deferred revenue	2,383	2,454
Accrued compensation	907	1,036
Accrued income taxes	1,990	2,033
Deferred buy-back lease obligation	3,462	3,776
Operating lease liabilities	91	89
Current maturities of notes payable	607	468
Customer deposits	1,312	1,325

Total current liabilities	14,569	13,909

Deferred revenue	1,925	1,865
Operating lease liabilities	98	122
Notes payable - less current maturities	6,261	3,724
Deferred tax liability	1,960	1,955

Total liabilities	24,813	21,575

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,353,095 and 5,353,095 issued and 5,229,658 and 5,229,658 outstanding, respectively	53	53
Additional paid-in capital	7,061	6,935
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	24,745	24,864

Total stockholders’ equity	31,757	31,750

Total liabilities and stockholders’ equity	$56,570	$53,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Product sales	$5,851	$7,420
Barrier rentals	1,485	5,777
Royalty income	427	420
Shipping and installation revenue	2,672	1,601

Total revenue	10,435	15,218

Cost of goods sold	8,787	9,496

Gross profit	1,648	5,722

Operating expenses
General and administrative expenses	1,159	1,325
Selling expenses	662	595

Total operating expenses	1,821	1,920

Operating income (loss)	(173)	3,802

Other income (expense)
Interest expense	(48)	(42)
Interest income	3	9
Gain (loss) on sale of assets	39	46
Other income (expense)	20	(7)

Total other income (expense)	14	6

Income (loss) before income tax expense (benefit)	(159)	3,808

Income tax expense (benefit)	(40)	941

Net income (loss)	$(119)	$2,867

Basic and diluted earnings (loss) per share	$(0.02)	$0.55

Weighted average number of common shares outstanding:
Basic	5,230	5,202
Diluted	5,230	5,210

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2021	5,353,095	53	(40,920)	(102)	6,935	24,864	31,750

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	(119)	(119)

Balance, March 31, 2022	5,353,095	$53	(40,920)	$(102)	$7,061	$24,745	$31,757

Balance, December 31, 2020	5,279,411	$52	(40,920)	$(102)	$6,405	$17,294	$23,649

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	41	—	41

Net income (loss)	—	—	—	—	—	2,867	2,867

Balance, March 31, 2021	5,279,411	$52	(40,920)	$(102)	$6,446	$20,161	$26,557

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(119)	$2,867
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	703	646
(Gain) loss on sale of property and equipment	(39)	(46)
Unrealized (gain) loss on investment securities available for sale	—	8
Allowance for doubtful accounts	30	—
Stock compensation	126	41
Deferred taxes	5	(4)
(Increase) decrease in
Accounts receivable - billed	(2,064)	(1,124)
Accounts receivable - unbilled	(24)	(59)
Inventories	(480)	(153)
Prepaid expenses and other assets	90	104
Increase (decrease) in
Accounts payable - trade	1,454	701
Accrued expenses and other liabilities	(365)	(211)
Deferred revenue	(11)	521
Accrued compensation	(129)	69
Accrued income taxes	(43)	959
Deferred buy-back lease obligation	(314)	(301)
Customer deposits	(13)	284
Net cash provided by (used in) operating activities	(1,193)	4,302
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(7)
Purchases of property and equipment	(196)	(376)
Proceeds from the sale of property and equipment	39	46
Net cash provided by (used in) investing activities	(157)	(337)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,805	—
Repayments of long-term borrowings	(129)	(195)
Net cash provided by (used in) financing activities	2,676	(195)
Net increase (decrease) in cash	1,326	3,770
Cash
Beginning of period	13,492	8,764
End of period	$14,818	$12,534

Supplemental Cash Flow Information:
Cash payments for interest	$48	$42
Cash payments for income taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, summary of significant accounting policies, and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated December 31, 2021 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Although the ultimate impact is uncertain at this time, a resurgence of the coronavirus outbreak may significantly affect the Company’s financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that of 2019, lower production volumes, employee absence, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain.

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

Revenue Recognition

Product Sales - Over Time

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers for customized products is recognized over time as the Company’s performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize over time, the Company recognizes revenue over the contract terms based on the output method. The Company applied the “as invoiced” practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company’s performance to date.

As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable trade - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits. Changes in the job performance, job conditions, and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Some contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

Product Sales - Point in Time

For certain product sales that do not meet the over time criteria, under Topic 606 the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists and the customers have gained control of the product.

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Condensed Consolidated Balance Sheets as “Accounts receivable trade - unbilled” (contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as “Customer deposits” (contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. On March 31, 2022, and December 31, 2021, accounts receivable included contract retentions (in thousands) of approximately $1,208 and $1,139, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. On March 31, 2022, and December 31, 2021, our allowances for doubtful accounts (in thousands) were $467 and $437, respectively.

Sale to Customer with a Buy-Back Guarantee

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation, included in “Deferred buy-back lease obligation” in the liabilities section of the consolidated balance sheet, is deferred until the buy-back is exercised. The remaining sale proceeds are deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back is exercised. The Company capitalizes the cost of the product on the consolidated balance sheet shown in “Deferred buy-back lease asset, net”, and depreciates the value, less residual value, to cost of leasing revenue in “Cost of goods sold” over the estimated useful life of the asset.

In the case the customer requests the Company to cancel the buy-back option and retains ownership of the product and the Company accepts, the guarantee buy-back liability and any deferred revenue balances related to the product will be settled to revenue, and the net book value of the asset will be expensed to cost of leasing revenue. Otherwise, the Company will purchase the product back in the amount equal to the buy-back guarantee, settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassify the net book value of the purchased product to “Inventories” or “Property and equipment, net” depending on the intended use. The revenue is being recognized in accordance with Topic 842, Leases.

See Note 5. ‘Commitments’ and Note 6. ‘Subsequent Events’ with respect to performance under this agreement subsequent to March 31, 2022.

Barrier Rentals - Lease Income

Leasing fees are paid by customers at the beginning of the lease agreement and are recorded as deferred revenue. The deferred revenue is then recognized each month as lease income for the duration of the lease, in accordance with Topic 842, Leases.

Royalty Income

The Company licenses certain products to other precast companies to produce the Company’s products to engineering specifications under the licensing agreements. The agreements are typically for five-year terms and require royalty payments from 4% to 6% of total sales of licensed products, which are paid every month. The revenues from licensing agreements are recognized in the month earned, in accordance with Topic 606-10-55-65.

Shipping and Installation

Shipping and installation revenues are recognized as a distinct performance obligation in the period the shipping and installation services are provided to the customer, in accordance with Topic 606.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended March 31,
	2022		Change	% Change
Soundwall Sales	$1,364	$1,699	$(335)	(20)%
Architectural Panel Sales	906	2,188	(1,282)	(59)%
SlenderWall Sales	956	—	956	100%
Miscellaneous Wall Sales	351	503	(152)	(30)%
Barrier Sales	914	1,491	(577)	(39)%
Easi-Set and Easi-Span Building Sales	615	754	(139)	(18)%
Utility Sales	466	268	198	74%
Miscellaneous Sales	279	517	(238)	(46)%
Total Product Sales	5,851	7,420	(1,569)	(21)%
Barrier Rentals	1,485	5,777	(4,292)	(74)%
Royalty Income	427	420	7	2%
Shipping and Installation Revenue	2,672	1,601	1,071	67%
Total Service Revenue	4,584	7,798	(3,214)	(41)%

Total Revenue	$10,435	$15,218	$(4,783)	(31)%

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

Concentration of Risk

Major Customers

One customer accounted for 15% of revenues for the three month period ended March 31, 2022. Two customers accounted for 45% of revenues for the three month period ended March 31, 2022.

Major Suppliers

No vendor accounted for more than 10% of purchases for the three month period ended March 31, 2022 or for fiscal year 2021.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company currently operates in one operating and reportable business segment for financial reporting purposes.

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2022	2021
Basic earnings (loss) per common share

Net income (loss)	$(119)	$2,867

Weighted average shares outstanding	5,230	5,202

Basic earnings (loss) per common share	$(0.02)	$0.55

Diluted earnings (loss) per common share

Net income (loss)	$(119)	$2,867

Weighted average shares outstanding	5,230	5,202
Dilutive effect of stock options and restricted stock	—	8

Total weighted average shares outstanding	5,230	5,210

Diluted earnings (loss) per common share	$(0.02)	$0.55

There was no restricted stock excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2022 and March 31, 2021.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on March 31, 2022 was $1,762.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on March 31, 2022 was $2,245.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2022 was $2,794.

The Company additionally has 2 smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $67.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 5 Commitments). The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2022.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of March 31, 2022. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets.

Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a terrm not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of March 31, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company’s common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2022, is as follows:

	Performance- Based	Service- Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2021	42,466	40,054	82,520	$12.45
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, March 31, 2022	46,466	40,054	82,520	$12.45

The actual number of performance-based shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue growth performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount received is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence. A smaller portion is also earned based on Board discretion and continued service. The stock compensation cost is recognized over the requisite performance/service period using the straight-line method and can be periodically adjusted for the probable number of shares to be awarded.

Stock compensation (in thousands) for the three month period ended March 31, 2022 was approximately $126, based upon the value at the date of grant. Stock compensation for the three month period ended March 31, 2021 was approximately $41, based upon the value at the date of grant. There was $822 of unrecognized compensation cost related to the non-vested restricted stock as of March 31, 2022.

5. COMMITMENTS

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in Note 1. ‘Revenue Recognition to Customer with a Buy-Back Guarantee’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. In accordance with ASC 842 Lease Accounting, a portion of the total $5,000 buy-back was previously recorded as a deferred buy-back obligation on the Condensed Consolidated Balance Sheets. Costs in excess of the original deferred buy-back obligation will be accounted for as incurred. It is anticipated that the total barrier buy-back will be completed by the end of fiscal year 2022.

6. SUBSEQUENT EVENTS

On April 13, 2022, the Company and its customer agreed to exercise the option to buy-back barrier as disclosed under Note 1. ‘Revenue Recognition-Sale to Customer with a Buy-Back Guarantee’ and executed an amendment to the buy-back agreement, increasing the quantity of barrier to be purchased from 210,000 linear feet to 325,000 linear feet. See Note 5 ‘Commitments’.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the years ended December 31, 2021 and 2020, there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a net operating loss for both the quarter ended December 31, 2021 and for the quarter ended March 31, 2022,

●

while we have expended significant funds in recent years to increase manufacturing and barrier rental capacity, and plan to continue to do so, there is no assurance that we will achieve significantly greater revenues,

●

although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company’s financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absences, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain,

●	our debt level increased significantly in February 2022, and our ability to satisfy the same cannot be assured,

●	our ability to collect accounts receivable may be adversely affected by the coronavirus outbreak,

●	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

●	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●

the Company’s operations in the first quarter of 2022 and for the full year 2021 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs, and expects such inflationary factors to continue throughout 2022,

●	changes in general economic conditions in our primary service areas,

●	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

●	our compliance with governmental regulations,

●	the outcome of future litigation, if any,

●	potential decreases in our year to year contract backlog,

●	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations,

●	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

●	the cyclical nature of the construction industry,

●	our exposure to increased interest expense payments should interest rates change, and

●	the other factors and information disclosed and discussed in other sections of this report.

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

Overview; Potential Effect of the COVID-19 Outbreak

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities, and farming industries. The Company’s customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern regions and parts of the Southeastern region of the United States. The Company’s operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a patented, lightweight, energy-efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; Sierra Wall, a sound barrier primarily for roadside use; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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

As a part of the construction industry, the Company’s sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors not under our control, such as weather and project delays, affect the Company’s production schedule, possibly causing momentary slowdowns in sales and net income. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.

The full impact of the COVID-19 outbreak, including a recent resurgence in the United States, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. The Company had previously experienced an adverse impact to its business by a reduction in revenues in 2020 from that of 2019, a reduction in backlog during 2020 from that in 2019, lower production volumes, employee absence, and bidding restrictions within certain key states such as Maryland and North Carolina. The Company is currently experiencing delays in receipt of materials through its supply chain. The Company may be further negatively impacted in the following respects:

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

c) by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce had previously been impacted with an effect on operations at all locations, but this impact has substantially diminished as of the filing date, but no assurance can be provided as to future impacts, particularly in view of new coronavirus outbreaks;

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the ultimate effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of 2022 or future years.

The discussions below, including without limitation with respect to liquidity, are subject to the future effects of the COVID-19 outbreak. In this respect, should the outbreak cause serious economic harm in our areas of operation, our revenue expectations are unlikely to be fulfilled.

The Company had (in thousands) a net loss of $119 for the three months ended March 31, 2022, compared to net income of $2,867 for the three months ended March 31, 2021. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2022, was 88%, as compared to 64% for the three months ended March 31, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is due mainly to short-term special barrier rental projects that occurred in the first quarter of 2021, which typically carry higher margins than product sales, as well as to the reduced absorption of overhead due to the reduced production volume. Total revenues for the three-month period ended March 31, 2022 were $10,435 compared to $15,218 for the three-month period ended March 31, 2021. The decrease is mainly from barrier rentals, which the prior period included significant revenues from short-term special barrier rental projects. Additionally, the Company experienced delays in approvals of customer drawings and therefore delaying production on certain projects. Total general and administrative expenses for the three-month period ended March 31, 2022 were $1,159 compared to $1,325 for the three-month period ended March 31, 2021. The decrease is related to a decrease in salaries and wages. Total selling expenses increased from for the three-month period ended March 31, 2022 to $662 from $595 for the three-month period ended March 31, 2021 due to the hiring of additional of sales personnel. As of May 2, 2022, the Company’s sales backlog was approximately $32.7 million, as compared to approximately $29.0 million at the same time in 2021.

Results of Operations (dollar amounts in thousands, except per share data)

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month period ended March 31, 2022, and 2021. As indicated in “Overview; Potential Effect of COVID-19 Outbreak” above, should a resurgence of the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type	Three Months Ended March 31,
	2021	2021	Change	% Change
Soundwall Sales	$1,364	$1,699	$(335)	(20)%
Architectural Panel Sales	906	2,188	(1,282)	(59)%
SlenderWall Sales	956	—	956	100%
Miscellaneous Wall Sales	351	503	(152)	(30)%
Barrier Sales	914	1,491	(577)	(39)%
Easi-Set and Easi-Span Building Sales	615	754	(139)	(18)%
Utility Sales	466	268	198	74%
Miscellaneous Sales	279	517	(238)	(46)%
Total Product Sales	5,851	7,420	(1,569)	(21)%
Barrier Rentals	1,485	5,777	(4,292)	(74)%
Royalty Income	427	420	7	2%
Shipping and Installation Revenue	2,672	1,601	1,071	67%
Total Service Revenue	4,584	7,798	(3,214)	(41)%

Total Revenue	$10,435	$15,218	$(4,783)	(31)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were lower for the three month period ended March 31, 2022, compared to the same period in 2021. The decrease is mainly due to lower production, as the Company has temporarily experienced delays in customer drawing approvals. Soundwall sales are expected to trend slightly higher throughout 2022 as compared to first quarter 2022 results, although no assurance can be given.

Architectural Sales - Architectural sales decreased for the three months ended March 31, 2022, compared to the same period in 2021. This decrease is related to a shift in production during the first quarter 2022 from architectural sales to SlenderWall sales as production of a large architectural project that began in the first quarter 2021 concluded during the third quarter 2021. Architectural sales are expected to trend slightly lower throughout 2022, as compared to 2021, with a projected shift to more SlenderWall sales.

SlenderWall Sales - SlenderWall sales increased for the three month period ended March 31, 2022, as compared to the same period in 2021. The Company was awarded a large SlenderWall project which began production in 2021 and continued into the first quarter of 2022. SlenderWall sales are expected to trend higher for 2022, as compared to 2021. The Company continues to focus sales initiatives on SlenderWall with multiple bids awaiting awards, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three month period ended March 31, 2022 compared to the same period in 2021 due to the decreased amount of retaining wall projects in production. Miscellaneous wall sales are expected to trend similarly for the remainder of 2022 as compared to the first quarter of 2022, although no assurance can be provided.

Barrier Sales - Barrier sales decreased during the three month period ended March 31, 2022, compared to the same period in 2021. The main reason for the decrease is reduced demand for barrier production in North Carolina and South Carolina and continued efforts to shift from barrier sales to barrier rental in Virginia. Barrier sales are expected to trend lower throughout than in previous periods, in line with the Company’s strategic shift to barrier rentals.

Easi-Set® and Easi-Span® Building Sales - Building and restroom sales decreased for the three month period ended March 31, 2022, compared to the same period in 2021 mainly due to decreased building sales at the North Carolina and Virginia manufacturing facilities. Building and restroom sales are expected to continue to trend similarly for the remainder of 2022 as compared to 2021, although no assurance can be provided.

Utility Sales - Utility sales increased for the three month period ended March 31, 2022, compared to the same period in 2021. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to increase for the full year 2022 as compared to 2021, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three month period ended March 31, 2022, compared to the same period in 2021. The change is mainly attributed to specialty concrete blocks produced at the North Carolina plant during the first quarter of 2021. Miscellaneous product sales are expected to remain lower throughout 2022, although no assurance can be provided.

Barrier Rentals - Barrier rentals decreased significantly for the three month period ended March 31, 2022, compared to the same period in 2021. The decrease is mainly due to the significant revenues generated from aja few short-term special projects that occurred during the first quarter of 2021. Revenue from the Company’s core rental barrier fleet increased by 12% for the three month period ended March 31, 2022 compared to the three month period ended March 31, 2021. Due to the infrequent nature of special projects, full year 2022 barrier rentals are expect to be lower than full year 2021 barrier rentals. The Company expects increased barrier rentals of the core rental fleet throughout 2022, although no assurance can be provided.

Royalty Income – Royalties slightly increased for the three month period ended March 31, 2022, compared to the same period in 2021. Infrastructure spending continues to drive royalties, and the Company expects royalties to increase for 2022 compared to 2021, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers’ final destination and is recognized when the shipping services take place. Installation activities include the installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers’ sites, or setting any of our other precast products at a site, specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended March 31, 2022, compared to the same period in 2021. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels during the first three months of 2022 as compared to the first three months of 2021.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2022, was 88%, as compared to 64% for the three months ended March 31, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is mainly due to short-term barrier rental special projects that occurred in the first quarter of 2021, which typically carry higher margins than product sales, and to a lesser extent, the reduced absorption of fixed overhead due to lower production volume.

General and Administrative Expenses - For the three months ended March 31, 2022, the Company’s general and administrative expenses decreased by $166 to $1,159 from $1,325 during the same period in 2021. The decrease in general and administrative expenses for the three month period ended March 31, 2022, are mainly attributed to a decrease in salaries and wages as management continues to assess and monitor total general and administrative expenses. General and administrative expense as a percentage of total revenue was 11% and 9% for the three month period ended March 31, 2022, and 2021, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2022, increased to $662 from $595 for the same period in 2021. Selling expenses increased for the three month period ended March 31, 2022 compared to the three month period ended March 31, 2021 due to additional salespersons hired and increased marketing expenses. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had an operating loss for the three month period ended March 31, 2022, of $173 compared to operating income of $3,802 for the same period in 2021. The decrease is mainly due to a few short-term special barrier rental projects that occurred in the first quarter of 2021, which typically carry higher margins than product sales as well as a significant decrease in product sales.

Interest Expense - Interest expense was $48 and $42 for the three month periods ended March 31, 2022 and 2021, respectively. The Company expects interest expense for 2022 to be higher compared to the full year of 2021 due to the increased level of indebtedness.

Income Tax Expense (Benefit) - The Company had an income tax benefit of $40 with an effective rate of 25% for the three months ended March 31, 2022, compared to income tax expense of $941 with an effective rate of 25% for the same period in 2021.

Net Income (Loss) - The Company had a net loss of $119 for the three months ended March 31, 2022, compared to net income of $2,867 for the same period in 2021. The basic and diluted loss per share was $0.02 for the three months ended March 31, 2022, and the basic and diluted earnings per share was $0.55 for the three months ended March 31, 2021.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to “Overview; Potential Effect of COVID-19 Outbreak” above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on March 31, 2022 was $1,762.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-manufacturing plant in Hopkins, South Carolina (Columbia).

The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable on March 31, 2022 was $2,245.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months in the amount of $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2022 was $2,794.

The Company additionally has 2 smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $67.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 5 Commitments under Item 1 of the Financial Statements). The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2022.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of March 31, 2022. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime, with a floor of 3.50% per annum, and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of March 31, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

On March 31, 2022, the Company had cash totaling $14,818 compared to cash totaling $13,492 on December 31, 2021. The increase in cash is primarily the result of the financing that occurred during the three month period ended March 31, 2022.

Capital spending for the three months ended March 31, 2022, totaled $196, as compared to $376 for the same period in 2021. The 2022 expenditures were primarily for the purchase of new trailers and a new enterprise resource planning software. The Company intends to invest approximately $8,000 for the full year 2022, which includes a significant expansion in the barrier rental fleet with approximate costs of $5,000, and approximately $1,500 for yard development, and $1,500 for miscellaneous manufacturing equipment, excluding acquisitions and plant expansions (which none are anticipated at this time), although no assurance can be provided.

The Company’s outstanding notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 102 days for the three months ended March 31, 2022, compared to 91 days for the year ended December 31, 2021.

If actual results regarding the Company’s production, sales, and subsequent collections on customer receivables are materially inconsistent with management’s expectations, the Company may in the future encounter cash flow and liquidity issues. If the Company’s operational performance deteriorates significantly, it may be unable to comply with existing financial covenants and could cause defaults and acceleration under its loan agreements and lose access to the credit facility. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s inventory was $3,325 on March 31, 2022, and $2,845 on December 31, 2021, or an increase of $480. The increase in inventory is mainly due to the increase of finished goods inventory on-hand compared to the prior year related to large utility projects in Virginia and large barrier projects in North Carolina. Inventory turnover was 12.6, annualized for the three months ended March 31, 2022, compared to 15.4, annualized for the same period in 2021.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021. There have been no changes as of March 31, 2022.

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

Inflation

Management believes that the Company’s operations were affected by inflation during the three month period ended March 31, 2022 and for the full year 2021, particularly in the purchases of certain raw materials such as cement and aggregates, steel, and also with labor costs. The Company believes that raw material pricing and labor costs will continue to increase in 2022, although no assurance can be given regarding future pricing or costs.

Sales Backlog

As of May 2, 2022, the Company’s sales backlog was approximately $32.7 million, as compared to approximately $29.0 million at the same time in 2021. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2022.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A. Risk Factors

Not required

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date: May 12, 2022	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)

