Form 10-Q
period 2022-06-30
SMITH MIDLAND CORP
filed 2022-08-11
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Common Stock, $0.01 par value per share, outstanding as of August 1, 2022: 5,230,658 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	June 30, 2022 (Unaudited)	December 31, 2021
Current assets
Cash	$12,425	$13,492
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of approximately $482 and $437, respectively), including contract retentions	12,668	10,013
Trade - unbilled	560	439
Inventories, net
Raw materials	1,907	1,143
Finished goods	1,624	1,702
Prepaid expenses	472	551
Refundable income taxes	234	411

Total current assets	29,890	27,751

Property and equipment, net	22,906	21,926

Deferred buy-back lease asset, net	1,964	3,390

Other assets	252	258

Total assets	$55,012	$53,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2022 (Unaudited)	December 31, 2021
Current liabilities
Accounts payable - trade	$3,732	$2,071
Accrued expenses and other liabilities	1,020	657
Deferred revenue	1,666	2,454
Accrued compensation	771	1,036
Accrued income taxes	122	2,033
Deferred buy-back lease obligation	2,160	3,776
Operating lease liabilities	92	89
Current maturities of notes payable	613	468
Customer deposits	1,309	1,325

Total current liabilities	11,485	13,909

Deferred revenue	2,598	1,865
Operating lease liabilities	75	122
Notes payable - less current maturities	6,105	3,724
Deferred tax liability	1,956	1,955

Total liabilities	22,219	21,575

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,353,095 and 5,353,095 issued and 5,230,658 and 5,229,658 outstanding, respectively	53	53
Additional paid-in capital	7,187	6,935
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	25,655	24,864

Total stockholders' equity	32,793	31,750

Total liabilities and stockholders' equity	$55,012	$53,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product sales	$6,788	$7,243	$12,638	$14,662
Barrier rentals	1,962	1,182	3,447	6,958
Royalty income	771	692	1,198	1,112
Shipping and installation revenue	3,732	3,190	6,405	4,791

Total revenue	13,253	12,307	23,688	27,523

Cost of goods sold	10,023	8,993	18,810	18,488

Gross profit	3,230	3,314	4,878	9,035

Operating expenses
General and administrative expenses	1,409	1,340	2,568	2,665
Selling expenses	725	696	1,388	1,291

Total operating expenses	2,134	2,036	3,956	3,956

Operating income (loss)	1,096	1,278	922	5,079

Other income (expense)
Interest expense	(71)	(56)	(118)	(98)
Interest income	3	10	6	19
Gain on sale of assets	27	42	65	88
Other income	162	39	183	33

Total other income (expense)	121	35	136	42

Income (loss) before income tax expense (benefit)	1,217	1,313	1,058	5,121

Income tax expense (benefit)	307	328	267	1,269

Net income (loss)	$910	$985	$791	$3,852

Basic and diluted earnings (loss) per common share	$0.17	$0.19	$0.15	$0.74

Weighted average number of common shares outstanding:
Basic	5,230	5,202	5,230	5,202
Diluted	5,266	5,218	5,262	5,214

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2021	5,353,095	53	(40,920)	(102)	6,935	24,864	31,750

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	(119)	(119)

Balance, March 31, 2022	5,353,095	$53	(40,920)	$(102)	$7,061	$24,745	$31,757

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	910	910

Balance, June 30, 2022	5,353,095	$53	(40,920)	$(102)	$7,187	$25,655	$32,793

Balance, December 31, 2020	5,279,411	$52	(40,920)	$(102)	$6,405	$17,294	$23,649

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	41	—	41

Net income (loss)	—	—	—	—	—	2,867	2,867

Balance, March 31, 2021	5,279,411	$52	(40,920)	$(102)	$6,446	$20,161	$26,557

Restricted stock issued	47,184	—	—	—	—	—	—

Vesting of restricted stock	—	1	—	—	130	—	131

Net income (loss)	—	—	—	—	—	985	985

Balance, June 30, 2021	5,326,595	$53	(40,920)	$(102)	$6,576	$21,146	$27,673

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$791	$3,852
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,400	1,318
(Gain) loss on sale of property and equipment	(65)	(88)
Unrealized (gain) loss on investment securities available for sale	—	(11)
Allowance for doubtful accounts	45	15
Stock compensation	253	172
Deferred taxes	—	(4)
(Increase) decrease in
Accounts receivable - billed	(2,700)	(2,043)
Accounts receivable - unbilled	(121)	106
Inventories	(686)	(549)
Prepaid expenses and other assets	61	73
Refundable income taxes	177	—
Increase (decrease) in
Accounts payable - trade	1,661	1,078
Accrued expenses and other liabilities	364	(298)
Deferred revenue	(55)	1,666
Accrued compensation	(265)	178
Accrued income taxes	(1,912)	575
Deferred buy-back lease obligation	(1,617)	(602)
Customer deposits	(16)	264
Net cash provided by (used in) operating activities	(2,685)	5,702
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(13)
Purchases of property and equipment	(1,962)	(926)
Deferred buy-back asset	988	—
Proceeds from the sale of property and equipment	65	88
Net cash provided by (used in) investing activities	(909)	(851)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,805	—
Repayments of long-term borrowings	(278)	(421)
Net cash provided by (used in) financing activities	2,527	(421)
Net increase (decrease) in cash	(1,067)	4,430
Cash
Beginning of period	13,492	8,764
End of period	$12,425	$13,194

Supplemental Cash Flow Information:
Cash payments for interest	$118	$98
Cash payments for income taxes	$2,179	$713

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

Although the ultimate impact is uncertain at this time, a resurgence of the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that of 2019, lower production volumes, employee absence, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain.

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

Revenue Recognition

Product Sales - Over Time

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers for customized products is recognized over time as the Company's performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize over time, the Company recognizes revenue over the contract terms based on the output method. The Company applied the "as invoiced" practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company's performance to date.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Condensed Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Condensed Consolidated Balance Sheets as "Customer deposits" (contract liabilities).

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. On June 30, 2022, and December 31, 2021, accounts receivable included contract retentions (in thousands) of approximately $1,393 and $1,139, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. On June 30, 2022, and December 31, 2021, our allowances for doubtful accounts (in thousands) were $482 and $437, respectively.

Sale to Customer with a Buy-Back Agreement

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we are required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation, included in "Deferred buy-back lease obligation" in the liabilities section of the consolidated balance sheet, is deferred until the buy-back is executed. The remaining sale proceeds are deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back is executed. The Company capitalizes the cost of the product on the consolidated balance sheet shown in "Deferred buy-back lease asset, net", and depreciates the value, less residual value, to cost of leasing revenue in "Cost of goods sold" over the estimated useful life of the asset.

Pursuant to an amendment entered into by the Company with the customer on April 13, 2022, the Company agreed to purchase barrier back in the amount equal to the buy-back guarantee. Accordingly, the Company will settle any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassify the net book value of the purchased product to "Inventories" or "Property and equipment, net" depending on the intended use. The revenue is being recognized in accordance with Topic 842, Leases. See Note 5. Commitments for additional information regarding the amendment.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Soundwall Sales	$430	$2,391	$(1,961)	(82)%	$1,794	$4,090	$(2,296)	(56)%
Architectural Panel Sales	1,347	1,249	98	8%	2,253	3,437	(1,184)	(34)%
SlenderWall Sales	51	220	(169)	(77)%	1,007	220	787	358%
Miscellaneous Wall Sales	637	781	(144)	(18)%	988	1,284	(296)	(23)%
Barrier Sales	2,338	1,066	1,272	119%	3,252	2,557	695	27%
Easi-Set Building Sales	948	848	100	12%	1,563	1,602	(39)	(2)%
Utility Sales	666	469	197	42%	1,132	736	396	54%
Miscellaneous Sales	371	219	152	69%	649	736	(87)	(12)%
Total Product Sales	6,788	7,243	(455)	(6)%	12,638	14,662	(2,024)	(14)%
Barrier Rentals	1,962	1,182	780	66%	3,447	6,958	(3,511)	(50)%
Royalty Income	771	692	79	11%	1,198	1,112	86	8%
Shipping and Installation Revenue	3,732	3,190	542	17%	6,405	4,791	1,614	34%
Total Service Revenue	6,465	5,064	1,401	28%	11,050	12,861	(1,811)	(14)%

Total Revenue	$13,253	$12,307	$946	8%	$23,688	$27,523	$(3,835)	(14)%

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

Concentration of Risk

Historically, various customers have comprised greater than 10% of revenue during a given quarter or year. These customers are typically not the same quarter to quarter or year to year. The Company views revenue details by jobs, and not customers. In the event a customer were to go out of business during a project, it is likely that the owner of the project would assign a new contractor to the job, and the Company would complete its scope of work. Therefore, the Company believes that it does not have a short-term vulnerability of severe impact to operations. In cases where customers are less than 10% of revenue, the Company assesses if there is a near term severe impact. The Company has determined that no customer, if lost, would result in a near term severe impact or the normal functioning of the Company’s operations.

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings (loss) per common share

Net income (loss)	$910	$985	$791	$3,852

Weighted average shares outstanding	5,230	5,202	5,230	5,202

Basic earnings (loss) per common share	$0.17	$0.19	$0.15	$0.74

Diluted earnings (loss) per common share

Net income (loss)	$910	$985	$791	$3,852

Weighted average shares outstanding	5,230	5,202	5,230	5,202
Dilutive effect of restricted stock	36	16	32	12

Total weighted average shares outstanding	5,266	5,218	5,262	5,214

Diluted earnings (loss) per common share	$0.17	$0.19	$0.15	$0.74

There was no restricted stock excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2022 and June 30, 2021.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on June 30, 2022 was $1,712.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on June 30, 2022 was $2,185.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on June 30, 2022 was $2,760.

The Company additionally has 2 smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $61.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 5 Commitments). The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2022.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of June 30, 2022. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of June 30, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2022, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2021	42,466	40,054	82,520	$12.45
Granted	—	—	—	—
Vested	—	1,000	1,000	13.44
Forfeited	—	—	—	—

Non-vested, June 30, 2022	42,466	39,054	81,520	$12.44

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

Stock compensation for the three and six month periods ended June 30, 2022 was approximately $126 and $253, respectively, based upon the value at the date of grant. Stock compensation for the three and six month periods ended June 30, 2021 was approximately $131 and $172, respectively, based upon the value at the date of grant. There was $569 of unrecognized compensation cost related to the non-vested restricted stock as of June 30, 2022 to be recognized through 2023.

5. COMMITMENTS

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in Note 1. ‘Revenue Recognition Sale to Customer with a Buy-Back Guarantee’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. In accordance with ASC 842 Lease Accounting, a portion of the total $5,000 buy-back was previously recorded as a deferred buy-back obligation on the Condensed Consolidated Balance Sheets. Costs in excess of the original deferred buy-back obligation will be accounted for as incurred. It is anticipated that the total barrier buy-back will be completed by the end of fiscal year 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the years ended December 31, 2021 and 2020 and the six months ended June 30, 2022 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a net operating loss for both the quarters ended December 31, 2021 and March 31, 2022,

●

while we have expended significant funds in recent years to increase manufacturing and barrier rental capacity, and plan to continue to do so, there is no assurance that we will achieve significantly greater revenues,

●

although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absences, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain,

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

●

the Company’s operations in the first six months of 2022 and for the full year 2021 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs, and expects such inflationary factors to continue throughout 2022,

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

g) in the event of an increase in the overall loan defaults, which in turn impacts the banking sector's ability to fund projects in which the Company's products may be utilized; and

h) in the event that economic hardships force the Company to default on loan payments, our loans may be called and our ability to borrow under our bank line of credit could cease;

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

The Company had (in thousands) a net loss of $119 for the first quarter 2022 and net income of $910 for the second quarter 2022, resulting in net income of $791 for the six months ended June 30, 2022. The cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2022, were 80% and 84%, as compared to 77% and 70% for the three and six months ended June 30, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three month and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is due mainly to short-term special barrier rental projects that occurred in the first quarter of 2021, which typically carry higher margins than product sales. Additionally, reduced production volume during the first six months of 2022 resulted in reduced absorption of overhead costs. Increased material and labor costs also impacted margins for the three and six month periods ended June 30, 2022 as compared to the same periods in 2021. Total revenues for the three and six month periods ended June 30, 2022 were $13,253 and $23,688 compared to $12,307 and $27,523 for the three and six month periods ended June 30, 2021. The decrease in total revenue for the six month period ended June 30, 2022 from June 30, 2021 is mainly from barrier rentals, which the prior period included significant revenues from short-term special barrier rental projects. Additionally, the Company continued to experience delays in approvals of customer drawings and therefore delaying production on certain projects. The increase in total revenue for the three month period ended June 30, 2022 from June 30, 2021 is mainly from increased barrier sales for one specific job produced in North Carolina and increased barrier rentals. As of August 1, 2022, the Company’s sales backlog was approximately $35.7 million, as compared to approximately $26.0 million at the same time in 2021.

Results of Operations (dollar amounts in thousands, except per share data)

Three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2022, and 2021. As indicated in "Overview; Potential Effect of COVID-19 Outbreak" above, should a resurgence of the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Soundwall Sales	$430	$2,391	$(1,961)	(82)%	$1,794	$4,090	$(2,296)	(56)%
Architectural Panel Sales	1,347	1,249	98	8%	2,253	3,437	(1,184)	(34)%
SlenderWall Sales	51	220	(169)	(77)%	1,007	220	787	358%
Miscellaneous Wall Sales	637	781	(144)	(18)%	988	1,284	(296)	(23)%
Barrier Sales	2,338	1,066	1,272	119%	3,252	2,557	695	27%
Easi-Set Building Sales	948	848	100	12%	1,563	1,602	(39)	(2)%
Utility Sales	666	469	197	42%	1,132	736	396	54%
Miscellaneous Sales	371	219	152	69%	649	736	(87)	(12)%
Total Product Sales	6,788	7,243	(455)	(6)%	12,638	14,662	(2,024)	(14)%
Barrier Rentals	1,962	1,182	780	66%	3,447	6,958	(3,511)	(50)%
Royalty Income	771	692	79	11%	1,198	1,112	86	8%
Shipping and Installation Revenue	3,732	3,190	542	17%	6,405	4,791	1,614	34%
Total Service Revenue	6,465	5,064	1,401	28%	11,050	12,861	(1,811)	(14)%

Total Revenue	$13,253	$12,307	$946	8%	$23,688	$27,523	$(3,835)	(14)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were significantly lower for the three and six month periods ended June 30, 2022, compared to the same periods in 2021. The decrease is mainly due to lower production, as the Company has temporarily experienced delays in customer drawing approvals. Soundwall sales are expected to trend slightly higher throughout the remainder of 2022 as compared to the first half of 2022, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales increased for the three months ended June 30, 2022, compared to the same period in 2021. The increase is from a small architectural project that began production in the second quarter of 2022 and is expected to continue through the third quarter of 2022. Architectural sales decreased for the six month period ended June 30, 2022 compared to the same period in 2021. This decrease is related to production of a large architectural project that began production in the first quarter 2021, and concluded during the third quarter 2021. Architectural sales are expected to trend slightly lower throughout 2022, as compared to 2021.

SlenderWall Sales - SlenderWall sales decreased for the three month period ended June 30, 2022, as compared to the same period in 2021. A large SlenderWall project wrapped up production during the second quarter of 2022. SlenderWall sales increased for the six month period ended June 30, 2022 as compared to the same period in 2021. The Company was awarded a large SlenderWall project, which began production in 2021 and continued through the first quarter of 2022. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three and six month periods ended June 30, 2022 compared to the same periods in 2021 due to the decreased amount of retaining wall projects in production. Miscellaneous wall sales are expected to trend similarly for the remainder of 2022, although no assurance can be provided.

Barrier Sales - Barrier sales increased for the three and six month periods ended June 30, 2022, compared to the same periods in 2021. The increase is related to a large project produced in North Carolina during the second quarter of 2022. Barrier sales are expected to trend lower throughout the remainder of 2022 than in previous years, in line with the Company’s strategic shift to barrier rentals.

Easi-Set® Building Sales - Building and restroom sales increased for the three month period ended June 30, 2022, compared to the same period in 2021 mainly due to increased building sales at the Virginia plant. Building and restroom sales decreased slightly for the six month period ended June 30, 2022. Building and restroom sales are expected to continue to trend similarly to the six months ended June 30, 2022 for the remainder of 2022 as compared to 2021, although no assurance can be provided.

Utility Sales - Utility sales increased for the three and six month periods ended June 30, 2022, compared to the same periods in 2021. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to increase for the full year 2022 as compared to 2021, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales increased for the three month period ended June 30, 2022, compared to the same period in 2021. The increase is mainly from the South Carolina facility that began production on a few smaller jobs. Miscellaneous product sales decreased for the six month period ended June 30, 2022 as compared to the same period for 2021. The decrease is mainly attributed to specialty concrete blocks produced at the North Carolina plant during the first quarter of 2021. Miscellaneous product sales are expected to remain lower throughout 2022, although no assurance can be provided.

Barrier Rentals – Barrier rentals increased for the three month period ended June 30, 2022 compared to the same period in 2021. This increase is mainly attributed to a smaller short-term special project that occurred during the second quarter of 2022 and from certain barrier rental jobs that completed earlier than projected and resulted in the acceleration of revenue recognition. Barrier rentals decreased significantly for the six month period ended June 30, 2022, compared to the same period in 2021. The decrease is mainly due to the significant revenues generated from a few short-term special projects that occurred during the first quarter of 2021. Revenue from the Company’s core rental barrier fleet increased by 29% for the six month period ended June 30, 2022 compared to the same period in 2021. Due to the infrequent nature of special projects, full year 2022 barrier rentals are expect to be lower than full year 2021 barrier rentals. The Company expects increased barrier rentals of the core rental fleet throughout 2022 with the expansion of the rental fleet, although no assurance can be provided.

Royalty Income – Royalties slightly increased for the three and six month periods ended June 30, 2022, compared to the same periods in 2021. Infrastructure spending continues to drive royalties, and the Company expects royalties to increase for 2022 compared to 2021, although no assurance can be given.

Shipping and Installation - Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include the installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site, specific to the requirements of the owner. Shipping and installation revenue increased for the three and six month periods ended June 30, 2022, compared to the same periods in 2021. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels during the first six months of 2022 as compared to the first six months of 2021.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, not including royalties, for the three and six months ended June 30, 2022, was 80% and 84%, respectively, as compared to 77% and 70% for the three and six months ended June 30, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, is mainly due to the reduced absorption of fixed overhead due to lower production volume. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, is mainly due to short-term barrier rental special projects that occurred in the first quarter of 2021, which typically carry higher margins than product sales, and to a lesser extent, the reduced absorption of fixed overhead due to lower production volume. The margins for both the three and six month periods ended June 30, 2022 were negatively impacted due to increased material and labor costs as compared to the same periods in 2021.

General and Administrative Expenses - For the three months ended June 30, 2022, the Company's general and administrative expenses increased by $69 to $1,409 from $1,340 during the same period in 2021. The minor increase is mainly attributed to additional administrative costs that occurred during the second quarter of 2022. For the six months ended June 30, 2022 the Company’s general and administrative expenses decreased by $97 to $2,568 from $2,665 during the same period in 2021. The decrease in general and administrative expenses for the six month period ended June 30, 2022, is mainly attributed to a decrease in salaries and wages, as management continues to assess and monitor total general and administrative expenses. General and administrative expense as a percentage of total revenue was 11% for the three month periods ended June 30, 2022 and 2021, and 11% and 10% for the six month periods ended June 30, 2022 and 2021, respectively.

Selling Expenses - Selling expenses for the three months ended June 30, 2022 increased to $725 from $696 for the same period in 2021, and selling expenses for the six months ended June 30, 2022 increased to $1,388 from $1,291 for the same period in 2021. Selling expenses increased for the three and six month periods ended June 30, 2022 compared to the three and six month periods ended June 30, 2021 due to additional salespersons hired and increased marketing expenses. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended June 30, 2022 of $1,096 compared to operating income of $1,278 for the same period in 2021. The decrease is mainly due to the increase in cost of goods sold as a percent of revenue. The Company had operating income for the six month period ended June 30, 2022 of $922 compared to operating income of $5,079 for the same period in 2021. The decrease in operating income is due to a decrease in gross profit associated with lower product sales, and to a greater extent, a few short-term special barrier rental projects that occurred during the first quarter of 2021.

Interest Expense - Interest expense was $71 and $56 for the three month periods ended June 30, 2022 and 2021, respectively. Interest expense was $118 and $98 for the six month periods ended June 30, 2022 and 2021, respectively. The Company expects interest expense for 2022 to be higher compared to the full year of 2021 due to the increased level of indebtedness.

Income Tax Expense (Benefit) - The Company had income tax expense of $307 with an effective rate of 25% for the three months ended June 30, 2022, compared to income tax expense of $328 with an effective rate of 25% for the same period in 2021. The Company had income tax expense of $267 with an effective rate of 25% for the six months ended June 30, 2022 compared to income tax expense of $1,269 with an effective rate of 25% for the same period in 2021.

Net Income (Loss) - The Company had net income of $910 for the three months ended June 30, 2022, compared to net income of $985 for the same period in 2021. The basic and diluted earnings per share was $0.17 for the three months ended June 30, 2022, and the basic and diluted earnings per share was $0.19 for the three months ended June 30, 2021. The Company had net income of $791 for the six months ended June 30, 2022, compared to net income of $3,852 for the same period in 2021. The basic and diluted earnings per share was $0.15 for the six months ended June 30, 2022 and the basic and diluted earnings per share was $0.74 for the six months ended June 30, 2021.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of the COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on June 30, 2022 was $1,712.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on June 30, 2022 was $2,185.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on June 30, 2022 was $2,760.

The Company additionally has 2 smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $61.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $3,500 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 5 Commitments under Item 1 of the Financial Statements). The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2022.

In addition to the notes payable discussed above, the Company has a $4,000 line of credit with the Bank with no balance outstanding as of June 30, 2022. The line of credit is evidenced by a commercial revolving promissory note which carries a variable interest rate of prime, with a floor of 3.50% per annum, and matures on October 1, 2022. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $3,500 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 21, 2021, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 21, 2022. As of June 30, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

On June 30, 2022, the Company had cash totaling $12,425 compared to cash totaling $13,492 on December 31, 2021. The decrease in cash is primarily the result of cash absorbed by operations during the six month period ended June 30, 2022. More specifically, the Company’s accounts receivable position increased and significant income tax payments were remitted related to the 2021 tax year during the six month period ended June 30, 2022. The Company’s cash position will likely be further reduced related to the significant capital expenditures described in the following paragraph.

Capital spending for the six months ended June 30, 2022, totaled $1,962, as compared to $926 for the same period in 2021. The 2022 expenditures were primarily for the buy-back of barrier for the barrier rental fleet. The Company intends to invest approximately $8,000 for the full year 2022, which includes a significant expansion in the barrier rental fleet with approximate costs of $5,000, and approximately $1,500 for yard development, and $1,500 for miscellaneous manufacturing equipment, excluding acquisitions and plant expansions (which none are anticipated at this time), although no assurance can be provided.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 96 days for the six months ended June 30, 2022, compared to 91 days for the year ended December 31, 2021.

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

The Company’s inventory was $3,531 on June 30, 2022, and $2,845 on December 31, 2021, or an increase of $686. The increase in inventory is mainly due to the increase of raw materials inventory on-hand compared to the prior year related to large utility projects in Virginia and large barrier projects in North Carolina. Inventory turnover was 13.1, annualized for the six months ended June 30, 2022, compared to 15.4, annualized for the same period in 2021.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021. There have been no changes as of June 30, 2022.

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

Inflation

Management believes that the Company’s operations were affected by inflation during the three and six month periods ended June 30, 2022 and for the full year 2021, particularly in the purchases of certain raw materials such as cement and aggregates, steel, and also with labor costs. The Company believes that raw material pricing and labor costs will continue to increase in 2022, although no assurance can be given regarding future pricing or costs.

Sales Backlog

As of August 1, 2022, the Company’s sales backlog was approximately $35.7 million, as compared to approximately $26.0 million at the same time in 2021. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2022.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 11, 2022	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2022	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)

