Form 10-Q
period 2022-09-30
SMITH MIDLAND CORP
filed 2022-11-03
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common Stock, $0.01 par value per share, outstanding as of October 24, 2022: 5,230,658 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	September 30, 2022 (Unaudited)	December 31, 2021
Current assets
Cash	$10,808	$13,492
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of approximately $438 and $437, respectively), including contract retentions	13,175	10,013
Trade - unbilled	278	439
Inventories, net
Raw materials	2,097	1,143
Finished goods	1,887	1,702
Prepaid expenses	622	551
Refundable income taxes	176	411

Total current assets	29,043	27,751

Property and equipment, net	24,165	21,926

Deferred buy-back lease asset, net	825	3,390

Other assets	244	258

Total assets	$54,277	$53,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2022 (Unaudited)	December 31, 2021
Current liabilities
Accounts payable - trade	$4,577	$2,071
Accrued expenses and other liabilities	427	657
Deferred revenue	2,006	2,454
Accrued compensation	592	1,036
Accrued income taxes	115	2,033
Deferred buy-back lease obligation	925	3,776
Operating lease liabilities	89	89
Current maturities of notes payable	619	468
Customer deposits	1,508	1,325

Total current liabilities	10,858	13,909

Deferred revenue	2,539	1,865
Operating lease liabilities	55	122
Notes payable - less current maturities	5,948	3,724
Deferred tax liability	1,953	1,955

Total liabilities	21,353	21,575

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,353,095 and 5,353,095 issued and 5,230,658 and 5,229,658 outstanding, respectively	53	53
Additional paid-in capital	7,313	6,935
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	25,660	24,864

Total stockholders' equity	32,924	31,750

Total liabilities and stockholders' equity	$54,277	$53,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product sales	$7,076	$7,205	$19,714	$21,868
Barrier rentals	1,369	1,708	4,816	8,667
Royalty income	833	676	2,031	1,788
Shipping and installation revenue	2,678	3,511	9,083	8,302

Total revenue	11,956	13,100	35,644	40,625

Cost of goods sold	9,874	9,898	28,683	28,388

Gross profit	2,082	3,202	6,961	12,237

Operating expenses
General and administrative expenses	1,229	1,215	3,797	3,880
Selling expenses	849	719	2,236	2,010

Total operating expenses	2,078	1,934	6,033	5,890

Operating income (loss)	4	1,268	928	6,347

Other income (expense)
Interest expense	(69)	(47)	(187)	(145)
Interest income	3	10	9	29
Gain on sale of assets	29	205	94	293
Gain on forgiveness of PPP loan	—	2,692	—	2,692
Other income	26	8	208	41

Total other income (expense)	(11)	2,868	124	2,910

Income (loss) before income tax expense (benefit)	(7)	4,136	1,052	9,257

Income tax expense (benefit)	(12)	442	256	1,711

Net income (loss)	$5	$3,694	$796	$7,546

Basic and diluted earnings (loss) per common share	$0.00	$0.71	$0.15	$1.45

Weighted average number of common shares outstanding:
Basic	5,231	5,202	5,230	5,202
Diluted	5,286	5,220	5,281	5,217

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2021	5,353,095	53	(40,920)	(102)	6,935	24,864	31,750

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	(119)	(119)

Balance, March 31, 2022	5,353,095	$53	(40,920)	$(102)	$7,061	$24,745	$31,757

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	910	910

Balance, June 30, 2022	5,353,095	$53	(40,920)	$(102)	$7,187	$25,655	$32,793

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	5	5

Balance, September 30, 2022	5,353,095	$53	(40,920)	$(102)	$7,313	$25,660	$32,924

Balance, December 31, 2020	5,279,411	$52	(40,920)	$(102)	$6,405	$17,294	$23,649

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	41	—	41

Net income (loss)	—	—	—	—	—	2,867	2,867

Balance, March 31, 2021	5,279,411	$52	(40,920)	$(102)	$6,446	$20,161	$26,557

Restricted stock issued	47,184	—	—	—	—	—	—

Vesting of restricted stock	—	1	—	—	130	—	131

Net income (loss)	—	—	—	—	—	985	985

Balance, June 30, 2021	5,326,595	$53	(40,920)	$(102)	$6,576	$21,146	$27,673

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	87	—	87

Net income (loss)	—	—	—	—	—	3,694	3,694

Balance, September 30, 2021	5,326,595	$53	(40,920)	$(102)	$6,663	$24,840	$31,454

  The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$796	$7,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,127	1,976
Gain on forgiveness of PPP loan	—	(2,692)
(Gain) loss on sale of property and equipment	(94)	(293)
Unrealized (gain) loss on investment securities available for sale	—	5
Allowance for doubtful accounts	—	25
Stock compensation	379	258
Deferred taxes	(5)	(3)
(Increase) decrease in
Accounts receivable - billed	(3,163)	(2,799)
Accounts receivable - unbilled	161	259
Inventories	(1,139)	(1,002)
Prepaid expenses and other assets	(104)	10
Refundable income taxes	235	—
Increase (decrease) in
Accounts payable - trade	2,506	1,300
Accrued expenses and other liabilities	(230)	(86)
Deferred revenue	227	1,959
Accrued compensation	(444)	(68)
Accrued income taxes	(1,918)	1,016
Deferred buy-back lease obligation	(2,851)	(903)
Customer deposits	184	1,054
Net cash provided by (used in) operating activities	(3,333)	7,562
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(20)
Purchases of property and equipment	(3,739)	(1,210)
Deferred buy-back asset	1,909	—
Proceeds from the sale of property and equipment	103	466
Net cash provided by (used in) investing activities	(1,727)	(764)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,805	50
Repayments of long-term borrowings	(429)	(617)
Net cash provided by (used in) financing activities	2,376	(567)
Net increase (decrease) in cash	(2,684)	6,231
Cash
Beginning of period	13,492	8,764
End of period	$10,808	$14,995

Supplemental Cash Flow Information:
Cash payments for interest	$187	$145
Cash payments for income taxes	$2,179	$713
Non-cash transaction – Gain on forgiveness of PPP loan	$—	$2,692
Non-cash transaction – Deferred buy-back lease obligation	$2,851	$903

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

A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds at the time of execution of the contract. Some contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within “Accounts receivable trade – billed”. On September 30, 2022, and December 31, 2021, accounts receivable included contract retentions (in thousands) of approximately $1,124 and $1,139, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. On September 30, 2022, and December 31, 2021, our allowances for doubtful accounts (in thousands) were $438 and $437, respectively.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Soundwall Sales	$833	$2,407	$(1,574)	(65)%	$2,626	$6,496	$(3,870)	(60)%
Architectural Panel Sales	1,223	406	817	201%	3,476	3,843	(367)	(10)%
SlenderWall Sales	11	1,027	(1,016)	(99)%	1,018	1,247	(229)	(18)%
Miscellaneous Wall Sales	1,396	520	876	168%	2,384	1,804	580	32%
Barrier Sales	847	1,022	(175)	(17)%	4,099	3,578	521	15%
Easi-Set Building Sales	1,523	676	847	125%	3,086	2,278	808	35%
Utility Sales	523	891	(368)	(41)%	1,655	1,628	27	2%
Miscellaneous Sales	720	256	464	181%	1,370	994	376	38%
Total Product Sales	7,076	7,205	(129)	(2)%	19,714	21,868	(2,154)	(10)%
Barrier Rentals	1,369	1,708	(339)	(20)%	4,816	8,667	(3,851)	(44)%
Royalty Income	833	676	157	23%	2,031	1,788	243	14%
Shipping and Installation Revenue	2,678	3,511	(833)	(24)%	9,083	8,302	781	9%
Total Service Revenue	4,880	5,895	(1,015)	(17)%	15,930	18,757	(2,827)	(15)%

Total Revenue	$11,956	$13,100	$(1,144)	(9)%	$35,644	$40,625	$(4,981)	(12)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Warranties

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case-by-case method. Although the Company does incur costs for warranty claims, historically such amounts are minimal.

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

Concentration of Risk

Historically, various customers have comprised greater than 10% of revenue during a given quarter or year. These customers are typically not the same quarter to quarter or year to year. The Company views revenue details by jobs, and not by customers. In the event a customer were to go out of business during a project, it is likely that the owner of the project would assign a new contractor to the job, and the Company would complete its scope of work. Therefore, the Company believes that it does not have a short-term vulnerability of severe impact to operations. In cases where customers are less than 10% of revenue, the Company assesses if there is a near term severe impact. The Company has determined that no customer, if lost, would result in a near term severe impact to the Company’s operations.

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

Reclassifications of Certain Items Included within Comparable Prior Year Periods and Previous Current Year Interim Periods

Certain minor reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings (loss) per common share

Net income (loss)	$5	$3,694	$796	$7,546

Weighted average shares outstanding	5,231	5,202	5,230	5,202

Basic earnings (loss) per common share	$0.00	$0.71	$0.15	$1.45

Diluted earnings (loss) per common share

Net income (loss)	$5	$3,694	$796	$7,546

Weighted average shares outstanding	5,231	5,202	5,230	5,202
Dilutive effect of restricted stock	55	36	51	15

Total weighted average shares outstanding	5,286	5,238	5,281	5,217

Diluted earnings (loss) per common share	$0.00	$0.71	$0.15	$1.45

There was no restricted stock excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2022 and September 30, 2021.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on September 30, 2022 was $1,660.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on September 30, 2022 was $2,125.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on September 30, 2022 was $2,726.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $56.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 5 Commitments). The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2022.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of September 30, 2022 and September 30, 2021. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2023. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2023. As of September 30, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2022, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2021	42,466	40,054	82,520	$12.45
Granted	—	—	—	—
Vested	—	1,000	1,000	13.44
Forfeited	—	—	—	—

Non-vested, September 30, 2022	42,466	39,054	81,520	$12.44

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

Stock compensation for the three and nine month periods ended September 30, 2022 was approximately $126 and $379, respectively, based upon the value at the date of grant. Stock compensation for the three and nine month periods ended September 30, 2021 was approximately $87 and $258, respectively, based upon the value at the date of grant. There was $442 of unrecognized compensation cost related to the non-vested restricted stock as of September 30, 2022 to be recognized through 2023.

5. COMMITMENTS

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in Note 1. ‘Revenue Recognition-Sale to Customer with a Buy-Back Agreement’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement, 210,000 linear feet, as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. In accordance with ASC 842 Lease Accounting, a portion of the total $5,000 buy-back was previously recorded as a deferred buy-back obligation on the Condensed Consolidated Balance Sheets. The deferred buy-back lease asset and obligation are reduced as the Company picks up the original 210,000 linear feet.  Costs in excess of the original deferred buy-back obligation will be capitalized for as incurred. It is anticipated that all barrier related to the buy-back will be obtained by the end of fiscal year 2022.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•

while the Company had net income for the years ended December 31, 2021 and 2020 and the nine months ended September 30, 2022 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a net operating loss for both the quarters ended December 31, 2021 and March 31, 2022

•	there can be no assurances of revenue growth; in line with this risk, the Company had lower revenues for the three and nine months ended September 30, 2022 than in the comparable prior year periods,

•

while we have expended significant funds in recent years to increase manufacturing and barrier rental capacity, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

•

although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absences, and bidding restrictions within certain key states. The Company is continuing to experience delays in receipt of materials through its supply chain,

•	our debt level increased significantly in February 2022, and our ability to satisfy the same cannot be assured,

•	our ability to collect accounts receivable may be adversely affected by the coronavirus outbreak,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•

the Company’s operations in the first nine months of 2022 and for the full year 2021 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs, and expects such inflationary factors to continue throughout 2022,

•	changes in general economic conditions in our primary service areas,

•	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	potential decreases in our year to year contract backlog,

•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations,

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	the other factors and information disclosed and discussed in other sections of this report.

Investors and shareholders should carefully consider such risks, uncertainties and other information, disclosures and discussions that contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview; Potential Effect of the COVID-19 Outbreak

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities, and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic and Northeastern regions and in parts of the Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a patented, lightweight, energy-efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; and Easi-Set® transportable concrete buildings, also patented. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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

b) by potential supply chain issues should our vendors experience hardships and have to reduce or terminate operations due to the COVID-19 outbreak, affecting the Company's sourcing of materials;

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

Results of Operations (dollar amounts in thousands, except per share data)

The Company had a net loss of $119 for the first quarter 2022, net income of $910 for the second quarter 2022, and net income of $5 for the third quarter 2022, resulting in net income of $796 for the nine months ended September 30, 2022. Total revenues for the three and nine month periods ended September 30, 2022 were $11,956 and $35,644 compared to $13,100 and $40,625 for the three and nine month periods ended September 30, 2021. The decrease in total revenue for the three month period ended September 30, 2022 from September 30, 2021 is due to a decrease in SlenderWall and soundwall sales as the Company continued to experience delays in approvals of customer drawings and therefore delaying production on certain projects. The decrease in total revenue for the nine month period ended September 30, 2022 from September 30, 2021 is primarily due to a decrease in soundwall sales and barrier rentals. The Company continued to experience delays in approvals of customer drawings for soundwall projects during the current nine month period, in addition to the prior nine month period having significant revenues from short-term special barrier rental projects. The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2022, were 89% and 85%, as compared to 80% and 73% for the three and nine months ended September 30, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is due to increased material and labor costs. Additionally, reduced production volume during the first nine months of 2022 resulted in reduced absorption of overhead costs. Further, short-term special barrier rental projects that occurred in the first quarter and third quarter of 2021, which typically carry higher margins than product sales, also affected margins for the three and nine month periods ended September 30, 2022 as compared to the same periods in 2021. As of October 21, 2022, the Company’s sales backlog was approximately $51.4 million, as compared to approximately $28.5 million at the same time in 2021. The 80% backlog growth is primarily related to large projects awarded at all three manufacturing facilities for soundwall, SlenderWall, miscellaneous precast products, and barrier.

Three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2022, and 2021. As indicated in "Overview; Potential Effect of the COVID-19 Outbreak" above, should a resurgence of the COVID-19 outbreak cause serious economic harm in our area of operations, our revenue expectations are unlikely to be fulfilled.

Revenue by Type	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Soundwall Sales	$833	$2,407	$(1,574)	(65)%	$2,626	$6,496	$(3,870)	(60)%
Architectural Panel Sales	1,223	406	817	201%	3,476	3,843	(367)	(10)%
SlenderWall Sales	11	1,027	(1,016)	(99)%	1,018	1,247	(229)	(18)%
Miscellaneous Wall Sales	1,396	520	876	168%	2,384	1,804	580	32%
Barrier Sales	847	1,022	(175)	(17)%	4,099	3,578	521	15%
Easi-Set Building Sales	1,523	676	847	125%	3,086	2,278	808	35%
Utility Sales	523	891	(368)	(41)%	1,655	1,628	27	2%
Miscellaneous Sales	720	256	464	181%	1,370	994	376	38%
Total Product Sales	7,076	7,205	(129)	(2)%	19,714	21,868	(2,154)	(10)%
Barrier Rentals	1,369	1,708	(339)	(20)%	4,816	8,667	(3,851)	(44)%
Royalty Income	833	676	157	23%	2,031	1,788	243	14%
Shipping and Installation Revenue	2,678	3,511	(833)	(24)%	9,083	8,302	781	9%
Total Service Revenue	4,880	5,895	(1,015)	(17)%	15,930	18,757	(2,827)	(15)%

Total Revenue	$11,956	$13,100	$(1,144)	(9)%	$35,644	$40,625	$(4,981)	(12)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were significantly lower for the three and nine month periods ended September 30, 2022, compared to the same periods in 2021. The decrease is mainly due to lower production, as the Company has temporarily experienced delays in customer drawing approvals. Soundwall sales are expected to trend slightly higher during the fourth quarter of 2022 as compared to the third quarter of 2022, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales increased for the three months ended September 30, 2022, compared to the same period in 2021. The increase is from a small architectural project that began production in the second quarter of 2022 and continued throughout the third quarter of 2022. Architectural sales decreased slightly for the nine month period ended September 30, 2022 compared to the same period in 2021. This decrease is related to production of a large architectural project that began production in the first quarter 2021, and concluded during the third quarter 2021. Architectural sales are expected to trend slightly lower during the fourth quarter of 2022 as compared to the third quarter of 2022.

SlenderWall Sales - SlenderWall sales decreased for the three and nine months ended September 30, 2022, as compared to the same period in 2021. A large SlenderWall project began production in 2021 that concluded during the second quarter of 2022. With the production of a new SlenderWall project that began late in the third quarter of 2022, SlenderWall sales are expected to trend higher in the fourth quarter of 2022 than the third quarter of 2022, although no assurance can be given. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three and nine month periods ended September 30, 2022 compared to the same periods in 2021 due to the increased amount of retaining wall projects in production. Miscellaneous wall sales are expected to trend similarly during the fourth quarter of 2022 as the first three quarters of 2022, although no assurance can be provided.

Barrier Sales - Barrier sales decreased for the three month period ended September 30, 2022, compared to the same period in 2021. The decrease is related to the completion of production for a large project in North Carolina during the second quarter of 2022. Barrier sales increased for the nine month period ended September 30, 2022 compared to the same period in 2021. The increase is related to the production of a large project in North Carolina through the second quarter of 2022. Barrier sales are expected to trend slightly higher during the fourth quarter of 2022 than the third quarter of 2022 as production begins for a large barrier project that will be produced out of both the North Carolina and South Carolina plants.

Easi-Set® Building Sales - Building and restroom sales increased for the three and nine month periods ended September 30, 2022, compared to the same period in 2021, mainly due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend slightly lower the remainder of 2022 compared to the first three quarters of 2022.

Utility Sales - Utility sales decreased for the three month period ended September 30, 2022, compared to the same period in 2021 and increased for the nine month period ended September 30, 2022, compared to the same period in 2021. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to trend similarly for the remainder of 2022 as compared to the third quarter of 2022, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales increased for the three and nine month period ended September 30, 2022, compared to the same period in 2021. The increase is mainly from the South Carolina facility that began production on a few smaller jobs. Miscellaneous product sales are expected to be lower for the fourth quarter of 2022 as compared to the third quarter of 2022.

Barrier Rentals – Barrier rentals decreased for the three and nine month periods ended September 30, 2022 compared to the same periods in 2021. This decrease is mainly attributed to short-term special projects that occurred during the first and third quarters of 2021. Revenue from the Company’s core rental barrier fleet increased by 19% for the nine month period ended September 30, 2022 compared to the same period in 2021. Due to the infrequent nature of special projects, full year 2022 barrier rentals are expected to be lower than full year 2021 barrier rentals. The Company expects increased barrier rentals of the core rental fleet in the fourth quarter of 2022 with the expansion of the rental fleet, although no assurance can be provided.

Royalty Income – Royalties increased for the three and nine month periods ended September 30, 2022, compared to the same periods in 2021. Infrastructure spending continues to drive royalties, and the Company expects royalties for 2022 to exceed royalty income for the full year 2021, although no assurance can be given.

Shipping and Installation – Shipping revenue is recognized when shipping our products to the customers' final destination. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers' sites, or setting any of our other precast products at a site, specific to the requirements of the owner. Generally, in subsequent quarters, shipping and installation revenue trends follow the revenue trends of SlenderWall and architectural panel sales. Shipping and installation revenue decreased for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in shipping and installation is associated with the decreased production of SlenderWall and architectural panels that occurred in the first and second quarters of 2022. Shipping and installation revenue increased for the nine months ended September 30, 2022, compared to the same period in 2021. The increase for the nine month period of 2022 is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels that occurred in the first and second quarters of 2022. This is associated with the increased production of SlenderWall and architectural panels that occurred in the third and fourth quarters of 2021.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, excluding royalties, for the three and nine months ended September 30, 2022, was 89% and 85%, respectively, as compared to 80% and 73% for the three and nine months ended September 30, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is due to the decrease in revenue generated from short-term barrier rental special projects in 2022, which typically carry higher margins than product sales. Additionally, cost of goods sold as a percentage of revenue increased due to the reduced absorption of fixed overhead due to lower production volume. Further, the margins for both the three and nine month periods ended September 30, 2022 increased, as compared to the same periods in 2021, due to inflationary impacts on material and labor costs.

General and Administrative Expenses - For the three months ended September 30, 2022, the Company's general and administrative expenses increased by $14 to $1,229 from $1,215 during the same period in 2021. The minor increase is mainly attributed to additional administrative costs that occurred during the third quarter of 2022. For the nine months ended September 30, 2022, the Company’s general and administrative expenses decreased by $83 to $3,797 from $3,880 during the same period in 2021. The decrease in general and administrative expenses for the nine month period ended September 30, 2022 is mainly attributed to a decrease in salaries and wages, as management continues to assess and monitor total general and administrative expenses. General and administrative expense as a percentage of total revenue was 10% and 9% for the three month periods ended September 30, 2022, and 2021, respectively, and 11% and 10% for the nine month periods ended September 30, 2022 and 2021, respectively.

Selling Expenses - Selling expenses for the three months ended September 30, 2022 increased to $849 from $719 for the same period in 2021, and selling expenses for the nine months ended September 30, 2022 increased to $2,236 from $2,010 for the same period in 2021. The increase in selling expenses for the three and nine month periods ended September 30, 2022 compared to the same periods in 2021 is due to the hiring of additional salespeople and has driven the increase in backlog to $51.4 million. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended September 30, 2022 of $4 compared to operating income of $1,934 for the same period in 2021. The decrease is mainly due to the increase in cost of goods sold as a percent of revenue and lower production volume. The Company had operating income for the nine month period ended September 30, 2022 of $928 compared to operating income of $6,347 for the same period in 2021. The decrease in operating income is due to a decrease in gross profit associated with lower product sales, and to a greater extent, a few short-term special barrier rental projects that occurred during the first and third quarters of 2021.

Interest Expense - Interest expense was $69 and $47 for the three month periods ended September 30, 2022 and 2021, respectively. Interest expense was $187 and $145 for the nine month periods ended September 30, 2022 and 2021, respectively. The Company expects interest expense for 2022 to be higher compared to the full year of 2021 due to the increased level of indebtedness.

Income Tax Expense (Benefit) - The Company had an income tax benefit of $12 for the three months ended September 30, 2022, compared to income tax expense of $442 for the same period in 2021. The Company had income tax expense of $256 with an effective rate of 24% for the nine months ended September 30, 2022 compared to income tax expense of $1,711 with an effective rate of 18% for the same period in 2021. The rate was lower for the prior nine month period due to the impact of the PPP loan forgiveness.

Net Income (Loss) - The Company had net income of $5 for the three months ended September 30, 2022, compared to net income of $3,694 for the same period in 2021. The basic and diluted earnings per share was $0.00 for the three months ended September 30, 2022, and the basic and diluted earnings per share was $0.71 for the three months ended September 30, 2021. The Company had net income of $796 for the nine months ended September 30, 2022, compared to net income of $7,546 for the same period in 2021. The basic and diluted earnings per share was $0.15 for the nine months ended September 30, 2022 and the basic and diluted earnings per share was $1.45 for the nine months ended September 30, 2021. Profitability for the three and nine months ended September 30, 2021 was positively impacted by the forgiveness of the PPP loan in the amount of $2,692.

Liquidity and Capital Resources (dollar amounts in thousands)

Reference is made to "Overview; Potential Effect of the COVID-19 Outbreak" above in the context of the discussion below.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on September 30, 2022 was $1,660.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on September 30, 2022 was $2,125.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on September 30, 2022 was $2,726.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $56.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 5 Commitments under Item 1 of the Financial Statements). The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2022.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of September 30, 2022. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2023. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2023. As of September 30, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

On September 30, 2022, the Company had cash totaling $10,808 compared to cash totaling $13,492 on December 31, 2021. The decrease in cash is primarily the result of cash absorbed by operations during the nine month period ended September 30, 2022. More specifically, the Company’s accounts receivable position increased and significant income tax payments were remitted related to the 2021 tax year during the nine month period ended September 30, 2022. The Company’s cash position will likely be further reduced related to the significant capital expenditures described in the following paragraph.

Capital spending for the nine months ended September 30, 2022 totaled $3,739 as compared to $1,210 for the same period in 2021. The 2022 expenditures were primarily for the buy-back of barrier for the barrier rental fleet. The Company intends to invest approximately $6,500 for the full year 2022. The total investment comprises of approximately $5,000 for a significant expansion in the barrier rental fleet from the barrier buy-back from a customer, approximately $500 for yard development, and approximately $1,000 for miscellaneous manufacturing equipment, excluding acquisitions and plant expansions (which none are anticipated at this time), although no assurance can be provided. Approximately $2,800 is expected to be paid in the fourth quarter of 2022. Additional costs of approximately $1,000 for yard development and an additional $500 for miscellaneous manufacturing equipment is expected to be incurred in the first quarter of 2023.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 99 days for the nine months ended September 30, 2022, compared to 91 days for the year ended December 31, 2021.

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

The Company’s inventory was $3,984 on September 30, 2022, and $2,845 on December 31, 2021, or an increase of $1,139. The increase in inventory is mainly due to the increase of raw materials inventory on-hand compared to the prior year. Inventory turnover was 13.8, annualized for the nine months ended September 30, 2022, compared to 15.4, annualized for the same period in 2021.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2021. There have been no changes as of September 30, 2022.

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

Inflation

Management believes that the Company’s operations were affected by inflation during the three and nine month periods ended September 30, 2022 and for the full year 2021, particularly in the purchases of certain raw materials such as cement and aggregates, steel, and also with labor costs. The Company believes that raw material pricing and labor costs will continue to increase in 2022, although no assurance can be given regarding future pricing or costs.

Sales Backlog

As of October 24, 2022, the Company’s sales backlog was approximately $51.4 million, as compared to approximately $28.5 million at the same time in 2021. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2022.

(b) Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A. Risk Factors

Not required

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Commercial Line of Credit Renewal Agreement and Note, dated October 1, 2022, for the renewal of the line of credit in the amount of $5,000,000 with Summit Community Bank.
10.2	Commitment Letter, dated October 1, 2022, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH-MIDLAND CORPORATION (Registrant)

Date:	November 3, 2022	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Adam J. Krick
Adam J. Krick, Chief Financial Officer
(Principal Financial Officer)

