Form 10-K
period 2022-12-31
SMITH MIDLAND CORP
filed 2023-04-17
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correct of an error to previously issued financials statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2022 (the last business day of the Company’s most recently completed second fiscal quarter) was $48,206,410. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 13, 2023, the Company had outstanding 5,256,413 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•

while the Company had net income for the years ended December 31, 2022 and 2021 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred losses from operations for the quarters ended December 31, 2022, March 31, 2022 and December 31, 2021,

•	there can be no assurances of revenue growth; in line with this risk, the Company had lower revenues for the year ended December 31, 2022 than in the prior year,

•

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

•

although the ultimate impact is uncertain at this time, resurgence of the coronavirus outbreak may significantly affect the Company's financial condition, liquidity, and results of operations. In this respect, the Company had previously experienced the following negative impacts on its business: backlog reduction during 2020 from that in 2019, lower production volumes, employee absences, supply chain delays, and bidding restrictions within certain key states,

•	our debt level increased significantly in February 2022, and our ability to satisfy the same cannot be assured,

•

our cash resources were significantly reduced during 2022 reflecting the significant purchase of barrier and equipment and a significant increase in accounts receivables and there can be no assurance that the Company’s cash will not be further reduced,

•	our accounts receivables has increased during 2022 and our ability to fully collect these balances cannot be assured,

•

we identified a material weakness in internal controls over financial reports related to the methodology initially applied to the estimation of the allowance for doubtful accounts for the fourth quarter of 2022,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	the Company’s operations in 2022 and 2021 were adversely impacted by inflation in the purchase of raw materials such as cement, aggregates, and steel, and also with labor costs, and has continued into 2023,

•	changes in general economic conditions in our primary service areas,

•	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	potential decreases in our year to year contract backlog,

•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations,

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	the other factors and information disclosed and discussed in other sections of this report.

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

The proprietary feature of J-J Hooks Barrier is the design of its positive connection. Protruding from each end of a J-J Hooks Barrier section is a fabricated bent steel connector; rolled in toward the end of the barrier, resembling the letter "J" when viewed from directly above. The connector protruding from each end of the barrier is rolled identically so that when one end of a barrier faces the end of another, the resulting "J-Hook" face each other. To connect one section of a J-J Hooks Barrier to another, a contractor simply positions the J-Hook of an elevated section of the barrier above the J-Hook of a set section and lowers the elevated section into place. The positive connection is automatically engaged using the cast-in alignment slot.

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

J-J Hooks restrained (pinned or bolted) barrier successfully passed the MASH TL3 tests in August of 2012 and received FHWA Eligibility Letters in December 2012. Currently 42 states have approved the MASH restrained barrier and 42 states have approved the MASH free-standing design as an alternate to their state standard. New Zealand, Australia, and the Canadian provinces of Alberta and Nova Scotia, have approved the MASH tested barrier. The new J-J Hooks free-standing barrier successfully passed the two required MASH TL3 tests and in January 2018 and August 2018 received the FHWA federal-aid eligibility letters. The FHWA Eligibility letters B300 and B307 have been issued as of February 2018 and September 2018, respectively.

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

The Company maintains 56 licensing agreements in the United States, 8 in Canada, 2 in New Zealand, and 1 each in Australia, Belgium, Mexico, and Trinidad, for a total of 70 licenses worldwide.

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

Human Capital Resources

As of March 13, 2023, the Company had a total of 232 employees, of which 178 are full-time, 11 are part-time, and 43 are temporary workers, with 162 located at the Company's Midland, Virginia facility, 39 are located at the Company's facility in Reidsville, North Carolina and 31 are located at the Company's facility in Hopkins (Columbia), South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. Employees are competitively compensated with the local job markets at each facility. The Company considers its relationships with its employees to be satisfactory.

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

The Company is committed to creating and maintaining a safe work-environment for all employees, customers, contractors, vendors, and the community. Through shared experiences and resources across all three facilities, the Company has cultivated a safety-first culture for all stakeholders.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

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

The Company owns an additional 19 acres in Midland, Virginia, approximately two miles from the operations facility, of which 3 acres is developed as a storage yard for the rental barrier division. The Company is currently developing additional acreage at this lot for additional storage for the rental barrier division and it is expected to be completed in 2023.

The Company's second manufacturing facility is located in Reidsville, North Carolina on 46 acres of owned land and includes a 15,000 square foot manufacturing plant and administrative offices with additional space for future expansion. The facility began production in the fourth quarter 2021. The previous North Carolina facility, on 10 acres of owned land, including an 8,000 square foot manufacturing plant with administrative offices, remains operational with future use not determined at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "SMID".

As of March 13, 2023, there were approximately 40 record holders of the Company's Common Stock. Management believes there are at least 1,000 beneficial owners of the Company's Common Stock.

Dividends

Although the Company has historically paid special dividends, the Company did not declare a dividend in 2022. The Company cannot guarantee payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, potential coronavirus outbreak concerns, and other pertinent factors.

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

As a part of the construction industry, the Company's sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors outside of the Company’s control, such as weather and project delays, affect the Company's production schedule, possibly causing a momentary slowdown in sales and net income. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company had previously experienced an adverse impact to its business by a reduction in revenues in 2020 from that of 2019, a reduction in backlog during 2020 from that in 2019, lower production volumes, employee absences during 2020 and 2021, and bidding restrictions within certain key states such as Maryland and North Carolina. The Company is currently experiencing minor delays in receipt of materials through its supply chain. The Company may be further negatively impacted in the following respects:

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

c) by increased adverse effects on our workforce due to contracting or taking care of a relative who has contracted COVID-19, or have been quarantined by a medical professional; in this respect, our workforce had been impacted at all locations in prior years, but this impact has substantially diminished in the current reporting year, but no assurance can be provided as to future impacts, particularly in view of potential new coronavirus outbreaks;

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

Overview

Overall, the Company’s financial bottom line performance was lower in 2022 when compared to 2021. The Company had net income for 2022 of $800 compared to net income of $7,570 for 2021. Sales decreased by $511 to $50,131 in 2022 from $50,642 in 2021. The decrease in sales is mainly from a decrease in barrier rentals and, to a lesser extent, a decrease in soundwall sales. The decrease in barrier rentals is attributed to a decrease in barrier rentals from short-term special barrier rental projects. Despite the decrease in total barrier rentals, barrier rental revenue from the core rental fleet increased 11% for the year ended December 31, 2022 from the year ended December 31, 2021. The decrease in soundwall sales was due to delays in approvals of customer drawings and therefore delays in production. Royalty income and shipping and installation revenue also increased in 2022 as compared to 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, for 2022 compared to 2021 is due to increased material and labor costs. Additionally, there were more short-term special barrier rental projects that occurred throughout 2021 than 2022, which carry higher margins than product sales. Operating expenses for 2022 increased over 2021 mainly due to increased selling costs associated with additional sales personnel and an increase in bad debt expense. Fourth quarter 2022 revenues were $14,487 compared to $10,017 in the fourth quarter 2021. The increase in revenue for the fourth quarter 2022 as compared to the fourth quarter 2021 was primarily due to an increase in barrier sales and an increase in shipping and installation. As of March 13, 2023, the Company’s sales backlog was approximately $52.4 million, as compared to approximately $29.0 million around the same time in the prior year. The Company anticipates greater sales volumes throughout 2023, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

For the year ended December 31, 2022, the Company had total revenue of $50,131 compared to total revenue of $50,642 for the year ended December 31, 2021, a decrease of $511 or 1%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barriers, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2022 and 2021 (in thousands):

Revenue by Type (Disaggregated Revenue)	2022	2021	Change	% Change
Product Sales:
Soundwall Sales	$4,128	$8,025	$(3,897)	(49)%
Architectural Sales	4,269	4,932	(663)	(13)%
SlenderWall Sales	1,489	1,795	(306)	(17)%
Miscellaneous Wall Sales	3,475	2,352	1,123	48%
Barrier Sales	6,717	4,686	2,031	43%
Easi-Set and Easi-Span Building Sales	4,089	3,036	1,053	35%
Utility Sales	2,023	2,468	(445)	(18)%
Miscellaneous Sales	1,631	1,206	425	35%
Total Product Sales	27,821	28,500	(679)	(2)%
Barrier Rentals	6,545	9,925	(3,380)	(34)%
Royalty Income	2,498	2,216	282	13%
Shipping and Installation Revenue	13,267	10,001	3,266	33%
Total Service Revenue	22,310	22,142	168	1%
Total Revenue	$50,131	$50,642	$(511)	(1)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales – Soundwall panel sales decreased by 49% in 2022 compared to 2021 primarily due to decreased production during 2022 at all facilities. Production for several projects concluded towards the end of 2021 at all facilities. Additionally, the Company experienced delays in customer drawing approvals throughout 2022 causing delays in production. The Company expects soundwall panel sales to be similar in 2023 as compared to 2022, although no assurance can be provided.

Architectural Sales – Architectural panel sales decreased by 13% in 2022 compared to 2021. The Company was awarded a large architectural project, which began production in the fourth quarter of 2020 and the majority of production occurred in 2021. Architectural sales are expected to decrease during 2023, as compared to 2022, with an anticipated shift to more SlenderWall sales, although no assurance can be provided.

SlenderWall Sales – SlenderWall panel sales decreased by 17% in 2022 compared to 2021. The decrease is mainly attributable to one large project, which started production in the second quarter of 2021 and concluded in the second quarter of 2022. Currently, the Company has the largest quantity of bids out for the SlenderWall product in history and expects to be awarded multiple projects in the near future. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales – Miscellaneous wall sales can be highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales increased by 48% in 2022 when compared to 2021 due to the increased amount of retaining wall projects in production. Miscellaneous sales are expected to trend similar in 2023, as compared to 2022, although no assurance can be provided.

Barrier Sales – Barrier sales increased by 43% in 2022 when compared to 2021. The main reason for the increase is due to large barrier projects in North Carolina and South Carolina. The Company continues to focus on shifting barrier sales to barrier rentals in the Delaware to Virginia region. Barrier sales are expected to trend lower in 2023 than previous years as the Company continues to shift from barrier sales to barrier rentals.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales increased by 35% in 2022 as compared to 2021 due to increased sales at all locations. Building and restroom sales are expected to continue to trend similar during 2023 as compared to 2022, although no assurance can be provided.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility product sales decreased by 18% in 2022 compared to 2021. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to trend similar during 2023 as compared to 2022, although no assurance can be provided.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, blocks or small add-on items. For 2022, miscellaneous product sales increased by 35% when compared to 2021. The change is mainly attributed to specialty products produced at the South Carolina plant throughout 2022. Miscellaneous product sales are expected to trend lower during 2023 as compared to 2022, although no assurance can be provided.

Barrier Rentals – Barrier rentals decreased by 34% in 2022 as compared to 2021. While both 2022 and 2021 barrier rentals included short-term special projects, 2022 had less rental revenue from short-term special barrier projects. As indicated above, the Company is continuing to shift its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet that occurred during 2022. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher in 2023 as compared to barrier rental revenue, excluding revenue from special barrier projects, in 2022, although no assurance can be given.

Royalty Income – Royalties increased by 13% in 2022 as compared to 2021. The increase in royalties is mainly due to the increase in barrier royalties during 2022 compared to 2021. Infrastructure spending continues to drive royalties, and the Company anticipates 2023 royalties to increase compared to 2022, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased by 33% for 2022 when compared to 2021. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels. This is associated with the increased production of SlenderWall and architectural panels that occurred in the third and fourth quarters of 2021.

Cost of Goods Sold – Total cost of goods sold for the year ended December 31, 2022 was $40,662, an increase of $4,440, or 12%, from $36,222 for the year ended December 31, 2021. Total cost of goods sold as a percentage of total revenue, not including royalties, increased to 85% for the year ended December 31, 2022 from 75% for the year ended December 31, 2021. The increase in cost of goods sold as a percentage of revenue, not including royalties, is mainly due to the decrease in short-term special barrier rental projects, which carry higher margins than standard barrier rental projects due to the complexity and risk of the projects. Further, cost of goods sold for the year ended December 31, 2022 increased, as compared to the same period in 2021, due to inflationary impacts on material and labor costs.

General and Administrative Expenses – For the year ended December 31, 2022, the Company's general and administrative expenses increased by $135, or 2%, to $5,551 from $5,416 during the same period in 2021. The increase is mainly attributed to an increase in bad debt expense driven by the increase in accounts receivable. The increase was partially offset by a decrease in salaries and wages. General and administrative expense as a percentage of total revenue was 11% for the years ended December 31, 2022 and 2021.

Selling Expenses – Selling expenses for the year ended December 31, 2022 increased by $228, or 8%, to $3,064 from $2,836 for the year ended December 31, 2021. Selling expenses increased during 2022 due to additional salespersons hired and increased advertising expenses. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income – The Company had operating income for the year ended December 31, 2022 of $854 compared to operating income of $6,168 for the year ended December 31, 2021, a decrease of $5,314, or 86%. The decrease in operating income was mainly due to the decrease in gross profit associated with the decrease in total revenue deriving from barrier rentals. Operating results for 2022 were also adversely impacted by rising costs of material and labor due to inflation.

Interest Expense – Interest expense was $260 for the year ended December 31, 2022 compared to $190 for the year ended December 31, 2021. The increase of $70, or 37%, was due primarily to the increased level of indebtedness from the financing that occurred in the first quarter of 2022 for the real property acquired in the fourth quarter 2021.

Income Tax Expense – The Company had income tax expense of $145 for the year ended December 31, 2022 compared to income tax expense of $1,524 for the year ended December 31, 2021. The Company had an effective rate of 15.4% for the year ended December 31, 2022 compared to an effective rate of 16.8% for the same period in 2021. The decrease in the effective tax rate is attributed to current year tax credits and a decrease in the Company’s state tax liability.

Net Income – The Company had net income of $800 for the year ended December 31, 2022, compared to net income of $7,570 for the same period in 2021. Net income in 2021 included a gain of $2,692 for forgiveness of a Paycheck Protection Program loan. The basic and diluted earnings per share was $0.15 for 2022 compared to basic and diluted earnings per share of $1.45 for the year ended December 31, 2021. There were 5,233 basic and 5,253 diluted weighted average shares outstanding in 2022, and 5,205 basic and 5,232 diluted weighted average shares outstanding in 2021.

Liquidity and Capital Resources

The Company financed its capital expenditures requirements for 2022 with cash balances on hand and notes payable to a bank. The Company had $6,416 of debt obligations at December 31, 2022, of which $626 is scheduled to mature within twelve months. During the twelve months ended December 31, 2022, the Company made repayments of outstanding debt in the amount $581 and received $2,805 in proceeds of borrowings related to the financing that occurred in the first quarter of 2022 for the real property acquired during the fourth quarter of 2021.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2022 was $1,609.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds in the amount of $678 were secured for improvements to an existing five acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at December 31, 2022 was $2,064.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on December 31, 2022 was $2,692.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $51.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company received a special exception to the capital expenditure covenant from the Bank to purchase barrier during 2022 for $5,000 (see Note 7, Commitments and Contingencies, of the Financial Statements). The Company is in compliance with all covenants pursuant to the loan agreements as of December 31, 2022.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of December 31, 2022. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2023. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2023. As of December 31, 2022, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2022, the Company had cash totaling $6,726 compared to cash totaling $13,492 at December 31, 2021. The decrease in cash is primarily the result of higher accounts receivable at December 31, 2022 than at December 31, 2021 and from investing activities which used $2,631 in cash primarily for the purchase of rental barrier, manufacturing equipment, and a vehicle. Financing activities provided $2,199 in cash in 2022 mainly from the financing of real property purchased in the fourth quarter of 2021.

Capital spending, including financed additions, decreased from $5,367 in 2021 to $5,264 in 2022. Capital expenditures in 2022 were primarily related to spending for the buy-back of barrier for the barrier rental fleet. The Company anticipates capital spending for 2023 to be approximately $5,000, which includes a new batch plant system, completion of yard development, completion of the barrier buy-back, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes acquisitions and plant expansions.

The Company's notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2022 and 2021 were 99 and 91 days, respectively. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s accounts receivable balances, net of allowance for doubtful accounts, at December 31, 2022 was $16,223, compared to $10,013 at December 31, 202. The increase is primarily the result of turnover of the accounts receivable position throughout the later part of 2022 until the first quarter of 2023. The Company expects accounts receivable balances to trend downwards, beginning in the second quarter of 2023, with increased collection efforts as a result of the fulfillment of the accounts receivable position, although no assurance can be provided.

The Company’s inventory at December 31, 2022 was $3,818 and at December 31, 2021 was $2,845, an increase of $974. The annual inventory turns for 2022 and 2021 were 14.1 and 15.4, respectively. Finished goods inventory slightly increased for 2022 as compared to 2021.

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

Inflation

Management believes that the Company's operations were affected by inflation in 2022 and 2021, particularly in the purchases of certain raw materials such as cement, aggregates, and steel, and with labor costs. The Company believes that raw material pricing and labor costs will increase in 2023, although no assurance can be given regarding future pricing or costs.

Backlog

As of March 13, 2023, the Company's sales backlog was approximately $52.4 million as compared to approximately $29.0 million at approximately the same time in 2022. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced over multiple years. The increase in backlog was due to an increase in orders for products to be produced at all three manufacturing facilities, as well as an increase in the barrier rental backlog, as compared to the prior year. The Company expects the backlog to increase with continued bidding on large infrastructure and SlenderWall/architectural projects, although no assurance can be given.

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

The Company continues to evaluate both production and administrative processes, and has streamlined many of these processes through lean activities. During 2022 and 2021, the Company, through lean activities, continued to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to continuous improvement by eliminating waste and providing value. It is management's intention to continue on the lean journey while implementing a lean culture throughout the Company to help reach our goals for 2023. The Company's lean efforts are aimed to increase quality to the customer, significantly reduce defects, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, which appear beginning on page F-1, are filed as part of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded controls were not effective due to an identified material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified a material weakness in the methodology initially used to estimate the allowance for doubtful accounts related to the fourth quarter 2022.

As a result of this material weakness, the Company’s management has concluded that, as of December 31, 2022 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. As a “smaller reporting company”, the Company is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Remediation Efforts

Management is committed to the remediation of the material weakness described above. To address the material weakness associated with the estimation of the allowance for doubtful accounts, management has revised its methodology applied for the fourth quarter. Further, the methodology for calculating the allowance has been further revised in 2023 in consideration of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” Refer to Recently Adopted Accounting Pronouncement in the Financial Statements of the Company set forth herein, for additional information.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Ashley B. Smith	60	1994	Chairman of the Board of Directors, Chief Executive Officer, and President

Wesley A. Taylor	75	1994	Director

James Russell Bruner	67	2018	Director

Richard Gerhardt	56	2016	Director

Adam J. Krick	37	2018	Former Chief Financial Officer, Secretary, and Treasurer

Stephanie Poe	33	2023	Chief Financial Officer, Secretary, and Treasurer

Background

The following is a brief summary of the background of each Director and executive officer of the Company:

Ashley B. Smith.  Chairman of the Board of Directors, Chief Executive Officer, and President. Ashley B. Smith has served as Chairman of the Board of Directors since January 2022, Chief Executive Officer of the Company since May 2018, President of the Company since 2012, and as a Director since 1994. Mr. Smith was Vice President of the Company from 1990 to 2011. He is a past Chairman of the National Precast Concrete Association. Mr. Smith serves on the Board of Trustees of Bridgewater College in Bridgewater, Virginia. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience gives him the qualifications and skills necessary to serve in the capacity as a director of the Company.

Wesley A. Taylor.  Director. Wesley A. Taylor served as Vice President of Administration of the Company from 1989 until January 2017 and has served as a Director since 1994. Mr. Taylor holds a Bachelor of Arts degree from Northwestern State University. The Company believes that Mr. Taylor’s education, business experience and his extensive experience in the precast concrete industry gives him the qualifications and skills necessary to serve in the capacity as a director of the Company.

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

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He is currently President of Sales Services International, Inc., a consulting firm, and Chief Sales Officer for IMEX Global Solutions, Inc., a logistics company, since April 2020, and is serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since January 2016. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Adam J. Krick. Former Chief Financial Officer, Secretary, and Treasurer. Adam J. Krick served as Chief Financial Officer of the Company from January 2018 through December 31, 2022. Prior to becoming the Chief Financial Officer, Mr. Krick served as the Accounting Manager for the Company since 2014. Prior to joining the Company, Mr. Krick worked in public accounting focusing on tax and business consulting. Mr. Krick served on the Board of Directors for the Precast/Prestressed Concrete Institute, and as the Vice Chair for the Precast/Prestressed Concrete Institute Mid-Atlantic Chapter. Mr. Krick is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University.

Stephanie Poe. Chief Financial Officer, Secretary, and Treasurer. Stephanie Poe has served as Chief Financial Officer, Secretary, and Treasurer of the Company since January 2023. Prior to becoming the Chief Financial Officer, Secretary, and Treasurer, Ms. Poe served as the Controller for the Company since January 2022 and the Accounting Manager for the Company since November 2017. Prior to joining the Company, Ms. Poe worked at Ernst & Young as part of their tax practice. Ms. Poe is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Appalachian State University and a Master of Science degree in Accounting from George Mason University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and Directors and persons who beneficially own more than ten percent (10%) of the Company’s Common Stock (“Reporting Persons”) to file initial reports of ownership and subsequent reports when there are changes in ownership with the Securities and Exchange Commission and any national securities exchange on which the Company’s securities are registered. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms that have been filed with the Securities and Exchange Commission, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended December 31, 2022, except that each of Wesley A. Taylor, Richard Gerhardt and Adam J. Krick filed one late Form 4 with respect to shares of the Company’s Common Stock withheld to pay tax on vested restricted stock.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2022 and 2021 to the principal executive officer, as well as the other executive officer of the Company (the “named executive officers”):

Summary Compensation Table

	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2022	321,769	155,256	-	12,200	489,225
Chief Executive Officer and President (3)(4)	2021	367,219	91,175	275,446	11,600	745,440

Adam J. Krick	2022	186,865	36,456	-	7,404	230,725
Former Chief Financial Officer (5)(6)	2021	207,273	38,142	134,667	7,108	387,190

(1) Represents salaries paid in 2022 and 2021 for services provided by each named executive officer serving in the capacity listed.

(2) Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3) “Stock Awards” for 2021 include 5,000 restricted shares granted in October 2021 pursuant to the Company's 2016 Equity Incentive Plan (the “Equity Plan”), of which 1,667 shares vested in full immediately on the grant date, 1,667 shares vested one year following the grant date, and the remaining 1,666 vest two years following the grant date. “Stock Awards” also include the value of performance-based restricted stock awarded based on the aggregate grant date fair value of the awards. With respect to a restricted stock award granted in April 2021 pursuant to the Equity Plan, we had estimated that the target level of shares would vest over a three-year cycle based on the stock price at date of grant $11.72 per share, as reflected in the fair value above. The amounts in this column do not necessarily correspond to the actual value that will be realized by the named executive officer. The level of award (minimum, target or maximum) and final vesting is based on the Company’s aggregate level of stated parameters over the entirety of the three-year cycle. The value of the common stock shares at the grant dates were $275,446.

(4) “All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $12,200 and $11,600 for the years 2022 and 2021, respectively.

(5) “Stock Awards” for 2021 include 3,000 restricted shares granted in October 2021 pursuant to the Company’s Equity Plan, of which 1,000 shares vested in full immediately on the grant date, 1,000 shares vested one year following the grant date, and the remaining 1,000 vest two years following the grant date. “Stock Awards” also include the value of performance-based restricted stock awarded based on the aggregate grant date fair value of the awards. With respect to a restricted stock award granted in April 2021 pursuant to the Equity Plan, we had estimated that the target level of shares would vest over a three-year cycle based on the stock price at date of grant $11.72 per share, as reflected in the fair value above. The amounts in this column did not necessarily correspond to the actual value that would be realized by the named executive officer. The level of award (minimum, target or maximum) and final vesting was based on the Company’s aggregate level of stated parameters over the entirety of the three-year cycle. The value of the common stock shares at the grant dates were $135,667. All unvested units were forfeited on December 31, 2022 upon Mr. Krick’s resignation.

(6) “All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $7,404 and $7,108 for the years 2022 and 2021, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2022.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)	Market Value of Shares or Units of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (2)
Ashley B. Smith	—	—	—	—	1,666	34,153	15,870	325,335
Adam J. Krick (3)	—	—	—	—	—	—	—	—
TOTAL	—	—			1,666	34,153	15,870	325,335

(1)

The number of shares and their respective values in this chart reflect the total remaining shares to vest over the three-year retention of employment period based on the stock price at December 31, 2022 of $20.50.

(2)

With respect to a grant of performance based restricted stock in 2021, the number of shares and their respective values in this chart reflect the total over the three-year performance period pursuant to the Equity Plan based on the stock price at December 31, 2022 of $20.50. The level of award (minimum, target, or maximum) and final vesting is based on the Company’s levels of revenue growth, EBITDA margin, free cash flow, as well as Board discretion and retention of employment. The award was based on the target level. Actual number of shares vested may differ, and the award is spread over the three-year vesting period of the plan, not just one, as implied by the chart.

(3)	All unvested units were forfeited on December 31, 2022 upon Mr. Krick’s resignation

Compensation of Directors

All non-executive officer Directors receive $3,000 per meeting as compensation for their services as Directors, with an additional $3,000 annual fee for service as the chair of the Audit Committee and $3,000 annual fee for service as the chair of the Compensation Committee.

The Company does not pay any additional compensation to directors who are members of our management or are employed by the Company, but the Company reimburses all directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings or otherwise in their capacity as directors.

Fiscal 2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Ashley B. Smith (1)	—	—	—	—	—	—	—
Wesley A. Taylor	9,000	—	—	—	—	—	9,000
James Russell Bruner	12,000	—	—	—	—	—	12,000
Richard Gerhardt	12,000	—	—	—	—	—	12,000

(1) All compensation for Ashley B. Smith is reported in Item 11. Executive Compensation.

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

The Company entered into a Change of Control Severance Agreement dated as of October 20, 2021, with Adam J. Krick, the Company’s former Chief Financial Officer, Secretary and Treasurer. In view of the voluntary resignation of Mr. Krick on Decmeber 31, 2022, no severance payment was due under this agreement

Mr. Krick is subject to non-competition and non-solicitation restrictions with the Company and for a period of one year after his resignation date.

The Company has an employment agreement with its former Chief Executive Officer and former Chairman of the Board, Rodney I. Smith. Mr. Smith ceased providing services as Chief Executive Officer in May 2018. The agreement provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of Mr. Smith’s rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board. Mr. Smith is currently being compensated with respect to royalty payments in accordance with the employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 13, 2023, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Number of Shares Beneficially Owned (1) (3)	Percentage of Class
Rodney I. Smith (2)(4)	589,499	11.2%

Ashley B. Smith (2)(4)(5)	195,626	3.7%

Wesley A. Taylor (2)(6)	33,477	*

Richard Gerhardt (2)(6)	6,708	*

James Russell Bruner (2)(6)	12,171	*

Stephanie Poe (2)(7)	828	*

Adam J. Krick (2)(8)	9,536	*

Thompson Davis & Co., Inc. (9)	966,080	18.4%

All directors and executive officers as a group (5 persons)(10)	248,810	4.7%

* Less than 1%.

(1) Table does not include performance-based restricted stock grants under the Company’s 2016 Equity Incentive Plan (performance vesting at end of three years, date of grant April 2021) at minimum, target, or maximum, as the number of restricted shares to be awarded is not determinable at the time of grant and the recipients do not have the right to vote or other elements of beneficial ownership until vesting.

(2) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, Wesley A. Taylor, Richard Gerhardt, James Russell Bruner, and Adam J. Krick and Ms. Stephanie Poe is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(5) Includes 1,666 unvested restricted shares granted pursuant to the Equity Plan, subject to a three-year vesting period from the grant date, subject to continued services as an executive officer.

(6) Includes 667 unvested restricted shares granted pursuant to the Equity Plan, subject to a three-year vesting period from the grant date, subject to continued services as a director.

(7) Includes 166 unvested restricted shares granted pursuant to the Equity Plan, subject to a three-year vesting period from the grant date, subject to continued serves as an executive officer.

(8) Mr. Krick resigned from the Company effective December 31, 2022.

(9) Address of holder is 15 S. 5th Street, Richmond, VA 23219. Based on the Form 13-F filed with the Securities and Exchange Commission on February 14, 2022 by Thompson Davis & Co., Inc.

(10) Includes 3,833 unvested restricted shares granted pursuant to the Company's 2016 Equity Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2022 regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	93,713
Total	—	—	93,713

(1) A brief description of the Company's 2016 Equity Incentive Plan (the “Equity Plan”) is contained in Note 6 of the Notes to Consolidated Financial Statements. The Equity Plan has a balance of 93,173 shares of stock unissued and available for award at December 31, 2022.

On October 13, 2016 the Company's Board of Directors adopted the Equity Plan. Employees, directors and consultants of the Company are eligible to participate in the Equity Plan. The Equity Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Plan subject to the limitations and other provisions of the Equity Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 93,713 remains available for issuance at December 31, 2022. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are three independent directors of the Company, Mr. James Russell Bruner, Mr. Richard Gerhardt, and Mr. Welsey A. Taylor. The test utilized by the Company for the determination of independence is that under the NASDAQ listing standards.

On an ongoing basis, the Company reviews all “related party transactions” (those transactions that are required to be disclosed by SEC Regulation S-K, Item 404), if any, for potential conflicts of interest and all such transactions must be approved by the Board of Directors. No transactions for the year ended December 31, 2022 meet the criteria for disclosure.

Item 14. Principal Accountant Fees and Services

On April 4, 2022, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, approved the engagement of Dixon Hughes Goodman LLP (“DHG”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2022, and dismissed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm.

On June 1, 2022, the Company was informed by DHG, that it merged with BKD, LLP (“BKD”) effective June 1, 2022 in a merger of equals. FORVIS, LLP was the surviving firm. As a result of the merger, DHG effectively ceased being the Company’s independent registered public accounting firm and FORVIS, LLP, as the successor to DHG following the merger, became the Company’s independent registered public accounting firm.

The aggregate fees billed for each of the past two fiscal years for professional services rendered by FORVIS, LLP; Richmond, VA; PCAOB Firm ID #686, the principal accountant for the audit of the Company for the year ended December 31, 2022, and BDO; Richmond, VA; PCAOB Firm ID #243, the principal accountant for the audit of the Company for the year ended December 31, 2021; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below (in thousands).

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

The Audit Committee has established pre-approval policies and procedures with respect to the engagement of FORVIS, LLP and BDO USA, LLP and such policies and procedures do not include the delegation of the responsibilities of the Audit Committee to management.

	2022	2021
Audit Fees	$185	$248
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$185	$248

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

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

30

10.4

Commitment Letter, dated October 1, 2022, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2022).

10.5

Commercial Line of Credit Agreement and Note, dated October 1, 2022, for the renewal of the line of credit in the amount of $5,000,000 with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2022).

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

10.16	Smith-Midland Corporation Long-Term Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021).

10.17

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

10.20

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

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of FORVIS, LLP

23.2	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: April 17, 2023	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Stephanie Poe
Stephanie Poe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashley B. Smith	Director	April 17, 2023
Ashley B. Smith

/s/ Wesley A. Taylor	Director	April 17, 2023
Wesley A. Taylor

/s/ James Russell Bruner	Director	April 17, 2023
James Russell Bruner

/s/ Richard Gerhardt	Director	April 17, 2023
Richard Gerhardt

Smith-Midland Corporation

and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Smith-Midland Corporation

and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Smith-Midland Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Smith-Midland Corporation (the "Company") as of December 31, 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for year ended December 31, 2022, the summary of significant accounting policies, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Doubtful Accounts

As of December 31, 2022, the Company’s allowance for doubtful accounts was approximately $781 thousand. The determination of the allowance for doubtful accounts has been identified by the Company as a critical accounting policy. As further described in the Company’s Summary of Significant Accounting Policies, exposure to losses on receivables, arising from the Company’s operations, are principally dependent on each customer’s financial condition and the Company monitors its exposure to credit losses and maintains allowances for anticipated losses. The Company reviews accounts receivable on a regular basis to determine the probability of collection. In performing its evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections, comparative accounts receivable aging statistics, and other customer-specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable.

We identified the Company’s estimate of the allowance for doubtful accounts as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgement required to audit management’s estimate, which incorporates historical experience, current economic conditions, and specific customer considerations, such as receivables that are outstanding for longer periods of time as a result of ongoing projects or possible disputes. Also included in our principal considerations for determining this as a critical audit matter was the identified material weakness over management’s methodology of the allowance for doubtful accounts, specifically the consideration over aged receivables outstanding, which impacted the nature, timing, and extent of our audit procedures.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtained an understanding of management’s allowance for doubtful accounts methodology.

•	Performed a retrospective review of historical write-offs and recalculated the mathematical accuracy of management’s calculation of the allowance for doubtful accounts.

•	Inspected current and historical financial results, including the aging of accounts receivable in the current year compared to the average historical aging from prior years.

•

Evaluated the reasonableness of the allowance on specific accounts receivable balances, including those outstanding for longer periods of time as a result of ongoing projects or possible disputes, by testing a sample of collections subsequent to yearend, inspecting customer correspondence, performing inquiries of management and obtaining corroborating evidence.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

Richmond, Virginia

April 17, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Smith-Midland Corporation

Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Smith-Midland Corporation and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

F-4

/s/BDO USA, LLP

 We served as the Company's auditor from 1996 to April 4, 2022.

Richmond, Virginia

March 31, 2022

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$6,726	$13,492
Accounts receivable, net
Trade - billed (less allowance for doubtful accounts of $781 and $437), including contract retentions	16,223	10,013
Trade - unbilled	990	439
Inventories, net
Raw materials	1,776	1,143
Finished goods	2,042	1,702
Prepaid expenses	706	551
Refundable income taxes	477	411

Total current assets	28,940	27,751

Property and equipment, net	25,124	21,926

Deferred buy-back lease asset, net	—	3,390

Other assets	249	208

Total assets	$54,313	$53,275

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

(continued)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$5,816	$2,071
Accrued expenses and other liabilities	799	657
Deferred revenue	2,243	2,454
Accrued compensation	788	1,036
Accrued income tax	146	2,033
Deferred buy-back lease obligation	—	3,776
Operating lease liabilities	77	89
Current maturities of notes payable	618	462
Customer deposits	737	1,325

Total current liabilities	11,224	13,903

Deferred revenue	2,174	1,865
Operating lease liabilities	45	122
Notes payable - less current maturities	5,730	3,680
Deferred tax liability	2,085	1,955

Total liabilities	21,258	21,525

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,345,189 and 5,353,095 issued and 5,256,413 and 5,229,658 outstanding, respectively	53	53
Additional paid-in capital	7,440	6,935
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	25,664	24,864

Total stockholders’ equity	33,055	31,750

Total liabilities and stockholders' equity	$54,313	$53,275

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue
Product sales	$27,821	$28,500
Barrier rentals	6,545	9,925
Royalty income	2,498	2,216
Shipping and installation revenue	13,267	10,001

Total revenue	50,131	50,642

Cost of goods sold	40,662	36,222

Gross profit	9,469	14,420

General and administrative expenses	5,551	5,416
Selling expenses	3,064	2,836

Total operating expenses	8,615	8,252

Operating income	854	6,168

Other income (expense)
Interest expense	(260)	(190)
Interest income	14	35
Gain on sale of assets	109	317
Gain on forgiveness of PPP loan	—	2,692
Other income	228	72

Total other income (expense), net	91	2,926

Income before income tax expense	945	9,094

Income tax expense	145	1,524

Net income	$800	$7,570

Basic and diluted earnings per share	$0.15	$1.45

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2020	5,279,411	$52	(40,920)	$(102)	$6,405	$17,294	$23,649

Restricted stock issued	73,684	—	—	—	—	—	—

Vesting of restricted stock	—	1	—	—	530	—	531

Net income	—	—	—	—	—	7,570	7,570

Balance, December 31, 2021	5,353,095	$53	(40,920)	$(102)	$6,935	$24,864	$31,750

Vesting of restricted stock	—	—	—	—	505	—	505

Restricted stock forfeited	(7,906)	—	—	—	—	—	—

Net income	—	—	—	—	—	800	800

Balance, December 31, 2022	5,345,189	$53	(40,920)	$(102)	$7,440	$25,664	$33,055

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Reconciliation of net income to net cash provided by (used in) operating activities

Net income (loss)	$800	$7,570
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,881	2,671
Gain on forgiveness of PPP loan	—	(2,692)
(Gain) loss on sale of fixed assets	(109)	(311)
(Gain) loss on sale of investment securities	—	(6)
Allowance for doubtful accounts	344	40
Stock compensation	505	531
Deferred taxes	130	(506)
(Increase) decrease in
Accounts receivable - billed	(6,554)	(255)
Accounts receivable - unbilled	(551)	302
Inventories	(973)	(651)
Prepaid expenses and other assets	(227)	92
Refundable income taxes	(66)	(411)
Increase (decrease) in
Accounts payable - trade	3,745	205
Accrued expenses and other liabilities	142	(219)
Deferred revenue	98	1,945
Accrued compensation	(248)	(282)
Accrued income taxes	(1,887)	1,563
Deferred buy-back lease obligation, net	(3,776)	(1,216)
Customer deposits	(588)	756

Net cash provided by (used in) operating activities	$(6,334)	$9,126

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(continued)

	December 31,
	2022	2021
Cash flows from investing activities
Purchases of investment securities available-for-sale	$—	$(23)
Sale of investment securities available-for-sale	—	1,247
Purchases of property and equipment	(2,749)	(5,367)
Proceeds from sale of fixed assets	118	489

Net cash provided by (used in) investing activities	(2,631)	(3,654)

Cash flows from financing activities
Proceeds from long-term borrowings	2,805	49
Repayments of long-term borrowings	(581)	(793)
Capitalized Loan Costs	(25)	-

Net cash provided by (used in) financing activities	2,199	(744)

Net increase (decrease) in cash	(6,766)	4,728
Cash, beginning of year	13,492	8,764

Cash, end of year	$6,726	$13,492

Supplemental cash flow information:

Cash payments for interest	$260	$190
Cash payments for income taxes	$2,260	$917
Non-cash transaction - PPP loan forgiveness	$—	$2,692

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $88 and $74 at December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment is stated at cost. Expenditures for ordinary maintenance and repairs are expensed as incurred. Costs of improvements, renewals, and major replacements are capitalized. At the time properties are retired or otherwise disposed of, the related cost and allowance for depreciation are eliminated from the accounts and any gain or loss on disposition is reflected in income.

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

The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2019. The Company does not have any uncertain tax positions as of December 31, 2022, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). For the year ended December 31, 2022, the Company recognized $983 of revenue related to contract liabilities reported as of December 31, 2021.

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2022 and December 31, 2021, accounts receivable included contract retentions (in thousands) of approximately $932 and $1,139, respectively, which are considered contract assets. It is expected that substantially all of the outstanding retainage balance outstanding as of December 31, 2022 will be collected within one year.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for potentially uncollectible receivables. At December 31, 2022 and December 31, 2021, our allowances for doubtful accounts (in thousands) were $781 and $437, respectively.

Sale to Customer with a Buy-Back Guarantee - Lease Income

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we were required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation, included in "Deferred buy-back lease obligation" in the liabilities section of the consolidated balance sheet, was deferred until the buy-back was executed. The remaining sale proceeds were deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back was executed. The Company capitalized the cost of the product on the consolidated balance sheet shown in "Deferred buy-back lease asset, net", and depreciated the value, less residual value, to cost of leasing revenue in "Cost of goods sold" over the estimated useful life of the asset.

Pursuant to an amendment entered into by the Company with the customer on April 13, 2022, the Company agreed to purchase barrier back in the amount equal to the buy-back guarantee. Accordingly, the Company settled any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassified the net book value of the purchased product to "Property and equipment, net". The revenue is being recognized in accordance with Topic 842, Leases. See Note 7. Commitments for additional information regarding the amendment.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type (Disaggregated Revenue)	2022	2021	Change	% Change
Product Sales:
Soundwall Sales	$4,128	$8,025	$(3,897)	(49)%
Architectural Sales	4,269	4,932	(663)	(13)%
SlenderWall Sales	1,489	1,795	(306)	(17)%
Miscellaneous Wall Sales	3,475	2,352	1,123	48%
Barrier Sales	6,717	4,686	2,031	43%
Easi-Set and Easi-Span Building Sales	4,089	3,036	1,053	35%
Utility Sales	2,023	2,468	(445)	(18)%
Miscellaneous Sales	1,631	1,206	425	35%
Total Product Sales	27,821	28,500	(679)	(2)%
Barrier Rentals	6,545	9,925	(3,380)	(34)%
Royalty Income	2,498	2,216	282	13%
Shipping and Installation Revenue	13,267	10,001	3,266	33%
Total Service Revenue	22,310	22,142	168	1%
Total Revenue	$50,131	$50,642	$(511)	(1)%

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

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a regular basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer-specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for doubtful accounts at December 31, 2022 is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenue from December through February and may realize a substantial part of its revenue during the other months of the year.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments except for long-term debt approximates fair value because of the short-term nature of those instruments. The Company's long-term debt has a carrying value of $6,365 based on the fixed rates applicable to the related loans compared to a fair market value of approximately $6,535.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $421 and $459 in 2022 and 2021, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets including identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the two years ended December 31, 2022.

Recently Adopted Accounting Pronouncement

The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. We adopted this standard, and all related amendments, effective January 1, 2023, on a modified retrospective basis. We are finalizing our evaluation of the impact that the adoption of this accounting guidance will have on the consolidated financial statements.

SMITH-MIDLAND CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):
	December 31,
	2022	2021
Land and land improvements	$7,245	$7,105
Buildings and improvements	9,536	9,470
Machinery and equipment	15,139	14,394
Rental equipment	10,264	6,187

	42,184	37,156
Less: accumulated depreciation and amortization	(17,060)	(15,230)

	$25,124	$21,926

Depreciation expense and amortization (in thousands) was approximately $2,892 and $2,671 for the years ended December 31, 2022 and 2021, respectively.

2. NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2022	2021
Note payable to Summit Community Bank (the "Bank"), maturing February 2037; with monthly payments of approximately $21 of principal and interest fixed at 4.09%; net of $24 of deferred loan costs; collateralized by the related real property.	$2,668	$—

Note payable to the Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a Promissory Notes Rate Conversion Agreement; net of $18 and $21 of deferred loan costs; collateralized by all assets of Smith-Carolina Corporation and guaranteed by the Company.	1,590	1,791

Note payable to the Bank, maturing March 2030; with monthly payments of approximately $27 of principal and interest fixed at 3.99%; net of $25 and $29 of deferred loan costs; net of collateralized by the Company’s property, plant, and buildings.	2,039	2,275

Installment notes, collateralized by certain machinery and equipment maturing at various dates; with monthly payments varying from $0.9 to $3.4 with annual interest rates between 2.90% and 4.50%.	51	76

A revolving line-of-credit evidenced by promissory note with the Bank, with the available amount of $5,000, maturing October 1, 2023, with interest only payments and an initial rate of 3.50% adjustable monthly (3.50% at December 31, 2022). The amount available is based on the lower of the maximum $5,000 or eligible inventory and accounts receivable balances at the financial statement date. The line-of-credit is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets.	—	—

Total Notes Payable Outstanding	6,348	4,142
Less current maturities	(618)	(462)

	$5,730	$3,680

The total notes payable balance is offset by debt issuance costs associated with securing the loans summarized above and are amortized over the term of the related loan. The total unamortized costs as of December 31, 2022 is $68.

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

Notes to Consolidated Financial Statements

(continued)

The Company's notes payable includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures, and limits on the payment of cash dividends. At December 31, 2022, the Company was in compliance with all covenants.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2023	$618
2024	636
2025	658
2026	671
2027	699
Thereafter	3,066

$6,348

3. RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its former Chief Executive Officer and Chairman of the Board, Rodney I. Smith. Mr. Smith received his salary, pursuant to the terms of the agreement, through September 2021. While Mr. Smith has ceased providing executive officer services pursuant to such agreement, the agreement provides for an annual royalty fee of $99 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board, until his resignation in January 2022.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

4. INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2022	2021
Federal:
Current	$(63)	$1,574
Deferred	212	(382)
	149	1,192
State:
Current	78	456
Deferred	(82)	(124)
	(4)	332

	$145	$1,524

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2022		2021
Income taxes at statutory rate	$199	21.0%	$1,910	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(22)	(2.3)%	267	2.9%
Stock Compensation	(11)	(1.2)%	(63)	(0.7)%
Deferred true-ups	—	0.0%	17	0.2%
Provision-to-return	(2)	(0.2)%	5	0.1%
CARES Act Benefit	—	—%	(4)	(0.1)%
PPP Loan Forgiveness	—	—%	(565)	(6.2)%
Other	(19)	(1.9)%	(43)	(0.4)%

	$145	15.4%	$1,524	16.8%

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$319	$51
Allowance for doubtful accounts	180	109
Accrued vacation	59	61
Deferred buy-back asset	—	942
Deferred income	768	774
Right-of-use asset	28	53
Other	118	102
Gross deferred tax assets	1,472	2,092

Deferred tax liabilities:
Retainage	(240)	(284)
Deferred buy-back obligation	—	(846)
Fixed assets	(3,195)	(2,770)
Prepaid expenses	(76)	(72)
Amortization - intangibles	(14)	(16)
Realized gain loss	(4)	(6)
Lease liability	(28)	(53)
Gross deferred tax liabilities	(3,557)	(4,047)

Net deferred tax liability	$(2,085)	$(1,955)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future positive earnings, management has determined that the deferred tax assets are realizable.

As of December 31, 2022 and 2021, the Company had approximately $2,395 and $2,361, respectively, of state net operating losses (NOLs) available to offset future state taxable income. The state NOLs begin expiring at various times between 2028 and 2037.

5. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2022 and 2021 were approximately $225 and $211, respectively.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

6. STOCK COMPENSATION

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. The total intrinsic value (in thousands) of the outstanding shares of restricted stock at December 31, 2022 and 2021 is $608 and $1,027, respectively.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. The Company assumes no forfeitures as they are granted to key executives and board members.

Restricted stock activity during the years ended December 31, 2021 and 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2020	36,336	$8.98
Granted	73,684	13.94
Vested	27,500	11.84

Non-vested, December 31, 2021	82,520	12.45
Vested	26,755	12.01
Forfeited	7,906	12.50

Non-vested, December 31, 2022	47,859	$12.70

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

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation (in thousands) for the years ended December 31, 2022 and 2021 were approximately $505 and $531, respectively, based upon the value at the date of grant. There was $316 of unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2022.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

7. COMMITMENTS AND CONTINGENCIES

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in ‘Revenue Recognition-Sale to Customer with a Buy-Back Guarantee - Lease Income’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement, 210,000 linear feet, as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. In accordance with ASC 842 Leases, a portion of the total $5,000 buy-back was previously recorded as a deferred buy-back obligation on the Consolidated Balance Sheets. The deferred buy-back lease asset and obligation are reduced as the Company picks up the original 210,000 linear feet.  Costs in excess of the original deferred buy-back obligation will be capitalized for as incurred.

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business. In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

8. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2022	2021
Basic earnings per share

Income available to common shareholder	$800	$7,570

Weighted average shares outstanding	5,233	5,205

Basic earnings per share	$0.15	$1.45

Diluted earnings per share

Income available to common shareholder	$800	$7,570

Weighted average shares outstanding	5,233	5,205
Dilutive effect of restricted stock	20	27

Total weighted average shares outstanding	5,253	5,232

Diluted earnings per share	$0.15	$1.45

There was no restricted stock excluded from the diluted earnings per share calculation for the years ended December 31, 2022 and December 31, 2021.

