Form 10-Q
period 2023-03-31
SMITH MIDLAND CORP
filed 2023-05-15
CIK 924719

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Common Stock, $0.01 par value per share, outstanding as of May 1, 2023: 5,256,413 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	March 31, 2023 (Unaudited)	December 31, 2022
Current assets
Cash	$3,936	$6,726
Accounts receivable, net
Trade - billed (less allowance of approximately $937 and $781, respectively), including contract retentions	17,867	16,223
Trade - unbilled	2,534	990
Inventories, net
Raw materials	2,705	1,776
Finished goods	2,286	2,042
Prepaid expenses	776	706
Refundable income taxes	476	477

Total current assets	30,580	28,940

Property and equipment, net	25,676	25,124

Other assets	243	249

Total assets	$56,499	$54,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2023 (Unaudited)	December 31, 2022
Current liabilities
Accounts payable - trade	$6,440	$5,816
Accrued expenses and other liabilities	745	799
Deferred revenue	2,001	2,243
Accrued compensation	640	788
Accrued income taxes	168	146
Operating lease liabilities	64	77
Current maturities of notes payable	636	618
Customer deposits	2,494	737

Total current liabilities	13,188	11,224

Deferred revenue	2,475	2,174
Operating lease liabilities	34	45
Notes payable - less current maturities	5,558	5,730
Deferred tax liability	2,087	2,085

Total liabilities	23,342	21,258

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,345,189 and 5,345,189 issued and 5,256,413 and 5,256,413 outstanding, respectively	53	53
Additional paid-in capital	7,525	7,440
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	25,681	25,664

Total stockholders' equity	33,157	33,055

Total liabilities and stockholders' equity	$56,499	$54,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Product sales	$8,242	$5,851
Barrier rentals	1,120	1,485
Royalty income	411	427
Shipping and installation revenue	3,069	2,672

Total revenue	12,842	10,435

Cost of goods sold	10,676	8,787

Gross profit	2,166	1,648

Operating expenses
General and administrative expenses	1,350	1,159
Selling expenses	762	662

Total operating expenses	2,112	1,821

Operating income (loss)	54	(173)

Other income (expense)
Interest expense	(64)	(48)
Interest income	6	3
Gain on sale of assets	82	39
Other income	25	20

Total other income (expense)	49	14

Income (loss) before income tax expense (benefit)	103	(159)

Income tax expense (benefit)	23	(40)

Net income (loss)	$80	$(119)

Basic and diluted earnings (loss) per common share	$0.02	$(0.02)

Weighted average number of common shares outstanding:
Basic	5,256	5,230
Diluted	5,290	5,230

 The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2022	5,345,189	53	(40,920)	(102)	7,440	25,664	33,055

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	85	—	85

Adoption of ASU 2016-13	—	—	—	—	—	(63)	(63)

Net income (loss)	—	—	—	—	—	80	80

Balance, March 31, 2023	5,345,189	$53	(40,920)	$(102)	$7,525	$25,681	$33,157

Balance, December 31, 2021	5,353,095	$53	(40,920)	$(102)	$6,935	$24,864	$31,157

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	(119)	(119)

Balance, March 31, 2022	5,353,095	$53	(40,920)	$(102)	$7,061	$24,745	$31,757

  The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$80	$(119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	594	703
(Gain) loss on sale of property and equipment	(82)	(39)
Provision for Bad Debts	92	30
Stock compensation	85	126
Deferred taxes	1	5
(Increase) decrease in
Accounts receivable - billed	(1,800)	(2,064)
Accounts receivable - unbilled	(1,544)	(24)
Inventories	(1,173)	(480)
Prepaid expenses and other assets	(70)	90
Refundable income taxes	2	—
Increase (decrease) in
Accounts payable - trade	624	1,454
Accrued expenses and other liabilities	(54)	(365)
Deferred revenue	59	(11)
Accrued compensation	(148)	(129)
Accrued income taxes	22	(43)
Deferred buy-back lease obligation	—	(314)
Customer deposits	1,757	(13)
Net cash provided by (used in) operating activities	(1,555)	(1,193)
Cash flows from investing activities:
Purchases of property and equipment	(1,164)	(196)
Proceeds from the sale of property and equipment	82	39
Net cash provided by (used in) investing activities	(1,082)	(157)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,805
Repayments of long-term borrowings	(153)	(129)
Net cash provided by (used in) financing activities	(153)	2,676
Net increase (decrease) in cash	(2,790)	1,326
Cash
Beginning of period	6,726	13,492
End of period	$3,936	$14,818

Supplemental Cash Flow Information:
Cash payments for interest	$64	$48
Cash payments for income taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, summary of significant accounting policies, and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated December 31, 2022 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Recently Adopted Accounting Pronouncement

The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. We adopted this standard, and all related amendments, effective January 1, 2023, on a modified retrospective basis. The cumulative effect of the adoption resulted in an increase (in thousands) of $63 in the allowance and a corresponding decrease in retained earnings as of January 1, 2023.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within “Accounts receivable trade – billed”. On March 31, 2023, and December 31, 2022, accounts receivable included contract retentions (in thousands) of approximately $921 and $932, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for potential uncollectible receivables. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additionally, additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. On March 31, 2023, and December 31, 2022, our allowances for doubtful accounts (in thousands) were $937 and $781, respectively.

The change in the allowance for the three months ended March 31, 2023 was as follows:

Balance at December 31, 2022	$781
Cumulative Effect of Adoption of ASU 2016-13	64
Current Provision for Expected Credit Losses	92
Balance at March 31, 2023	$937

Sale to Customer with a Buy-Back Agreement

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we were required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation was deferred until the buy-back was executed. The remaining sale proceeds were deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back was executed. The Company capitalized the cost of the product on the Condensed Consolidated Balance Sheet, and depreciated the value, less residual value, to cost of leasing revenue in "Cost of goods sold" over the estimated useful life of the asset. The deferred revenue and deferred costs related to the buy-back agreement were fully amortized as of December 31, 2022 and, therefore, the accounting as described has no impact on the current period ended March 31, 2023.

Pursuant to an amendment entered into by the Company with the customer on April 13, 2022, the Company agreed to purchase barrier back in the amount equal to the buy-back guarantee. Accordingly, the Company settled any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassified the net book value of the purchased product to "Property and equipment, net". The revenue was recognized in accordance with Topic 842, Leases. As of December 31, 2022, the Company acquired all barrier subject to the buy-back agreement. See Note 5. Commitments for additional information regarding the amendment.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended March 31,
	2023	2022	Change	% Change
Soundwall Sales	$1,046	$1,364	$(318)	(23)%
Architectural Panel Sales	409	906	(497)	(55)%
SlenderWall Sales	1,281	956	325	34%
Miscellaneous Wall Sales	1,205	351	854	243%
Barrier Sales	2,759	914	1,845	202%
Easi-Set and Easi-Span Building Sales	1,007	615	392	64%
Utility Sales	275	466	(191)	(41)%
Miscellaneous Sales	260	279	(19)	(7)%
Total Product Sales	8,242	5,851	2,391	41%
Barrier Rentals	1,120	1,485	(365)	(25)%
Royalty Income	411	427	(16)	(4)%
Shipping and Installation Revenue	3,069	2,672	397	15%
Total Service Revenue	4,600	4,584	16	0%

Total Revenue	$12,842	$10,435	$2,407	23%

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

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per common share

Net income (loss)	$80	$(119)

Weighted average shares outstanding	5,256	5,230

Basic earnings (loss) per common share	$0.02	$(0.02)

Diluted earnings (loss) per common share

Net income (loss)	$80	$(119)

Weighted average shares outstanding	5,256	5,230
Dilutive effect of restricted stock	34	—

Total weighted average shares outstanding	5,290	5,230

Diluted earnings (loss) per common share	$0.02	$(0.02)

There was no restricted stock excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2023 and March 31, 2022.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on March 31, 2023 was $1,539.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on March 31, 2023 was $1,978.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2023 was $2,632.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $45.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2023.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of March 31, 2023. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2023. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2023. As of March 31, 2023, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2023, is as follows:

	Performance- Based	Service- Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2022	36,254	11,605	47,859	$12.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, March 31, 2023	36,254	11,605	47,859	$12.70

The actual number of performance-based shares of common stock of the Company, if any, to be earned by the award recipients is determined over a three year performance measurement period based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue-growth performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount received is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence. A smaller portion is also earned based on Board discretion and continued service. The stock compensation cost is recognized over the requisite performance/service period using the straight-line method and can be periodically adjusted for the probable number of shares to be awarded.

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation (in thousands) for the three month period ended March 31, 2023 was approximately $85, based upon the value at the date of grant. Stock compensation for the three month period ended March 31, 2022 was approximately $126, based upon the value at the date of grant. There was $230 of unrecognized compensation cost related to the non-vested restricted stock as of March 31, 2023

5. COMMITMENTS

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in ‘Revenue Recognition-Sale to Customer with a Buy-Back Agreement’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement, 210,000 linear feet, as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. In accordance with ASC 842 Leases, a portion of the total $5,000 buy-back was previously recorded as a deferred buy-back obligation on the Consolidated Balance Sheets. The deferred buy-back lease asset and obligation were fully reduced as the Company picked up the original 210,000 linear feet throughout 2022. The Company continues to pick up remaining pieces of barrier in excess of the original deferred buy-back obligation  and is capitalizing costs as incurred.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the quarter ended March 31, 2023 and the years ended December 31, 2022 and 2021 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred losses from operations for the quarters ended December 31, 2022, March 31, 2022, and December 31, 2021,

●	there can be no assurances of revenue growth; in line with this risk, the Company had lower revenues for the year ended December 31, 2022 than in the prior year,

●

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

●	our debt level increased significantly in February 2022, and our ability to satisfy the same cannot be assured,

●

our cash resources were significantly reduced during 2022 and through the first quarter of 2023 reflecting the significant purchase of barrier and equipment and a significant increase in accounts receivables and there can be no assurance that the Company’s cash will not be further reduced,

●	our accounts receivables has increased during 2022 and through the first quarter of 2023 and our ability to fully collect these balances cannot be assured,

●

we identified a material weakness in internal controls over financial reports related to the methodology applied to the estimation of the allowance for doubtful accounts for the fourth quarter of 2022,

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

●

the Company’s operations in 2022 and the first quarter of 2023 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs, and continues to be adversely impacted,

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

As a part of the construction industry, the Company's sales and net income may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors not under our control, such as weather and project delays, affect the Company's production schedule, possibly causing momentary slowdowns in sales and net income. In addition, revenues are affected by the number, size, and timing of significant projects to which the Company is contracted. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.

Results of Operations (dollar amounts in thousands, except per share data)

The Company had net income of $80 for the first quarter 2023, compared to a net loss of $119 for the first quarter 2022. Total revenue for the three month period ended March 31, 2023 was $12,842 compared to $10,435 for the three month period ended March 31, 2022. The increase in total revenue for the three month period ended March 31, 2023 from March 31, 2022 is due primarily to an increase in barrier sales at our North Carolina and South Carolina manufacturing plants. The cost of goods sold as a percent of revenue, not including royalties, for the three months ended March 31, 2023, was 86% as compared to 88% for the three months ended March 31, 2022. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2023, compared to the three ended March 31, 2022, is due to the increase in overall production volumes which increased the absorption of overhead costs, and due to the increase in revenue from SlenderWall, a higher margin product. Additionally, the decrease in cost of goods sold as a percentage of revenue, not including royalties, was due to production throughout the first quarter of 2023 having included contracts that factored in the rising inflationary costs experienced throughout 2022. Total general and administrative expenses for the three-month period ended March 31, 2023 were $1,350 compared to $1,159 for the three-month period ended March 31, 2022 due to an increase in expense related to the allowance for credit losses and in increase in salaries and wages. Total selling expenses increased for the three month period ended March 31, 2023 to $762 from $662 for the three month period ended March 31, 2022 due to the hiring of additional of sales personnel. As of May 1, 2023, the Company’s sales backlog was approximately $51.4 million, as compared to approximately $32.7 million at the same time in 2022.

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month period ended March 31, 2023 and 2022.

Revenue by Type	Three Months Ended March 31,
	2023	2022	Change	% Change
Soundwall Sales	$1,046	$1,364	$(318)	(23)%
Architectural Panel Sales	409	906	(497)	(55)%
SlenderWall Sales	1,281	956	325	34%
Miscellaneous Wall Sales	1,205	351	854	243%
Barrier Sales	2,759	914	1,845	202%
Easi-Set and Easi-Span Building Sales	1,007	615	392	64%
Utility Sales	275	466	(191)	(41)%
Miscellaneous Sales	260	279	(19)	(7)%
Total Product Sales	8,242	5,851	2,391	41%
Barrier Rentals	1,120	1,485	(365)	(25)%
Royalty Income	411	427	(16)	(4)%
Shipping and Installation Revenue	3,069	2,672	397	15%
Total Service Revenue	4,600	4,584	16	0%

Total Revenue	$12,842	$10,435	$2,407	23%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were lower for the three month period ended March 31, 2023, compared to the same period in 2022. The decrease is mainly due to lower production, as a project completed production in the South Carolina plant in 2022. Soundwall sales are expected to trend slightly higher throughout the remainder 2023 as compared to the first quarter of 2023, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales decreased for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is from the completion of two architectural projects that began production in 2021 and completed in the second quarter of 2022. Architectural sales are expected to trend similarly throughout 2023 as compared to the first quarter of 2023, although no assurance can be given.

SlenderWall Sales - SlenderWall sales increased for the three months ended March 31, 2023, as compared to the same period in 2022. A larger SlenderWall project was in production during the first quarter of 2023 than the SlenderWall project in production during the first quarter of 2022. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three month period ended March 31, 2023, compared to the same period in 2022 due to the increased production of retaining wall projects at the Virginia and South Carolina plants. Miscellaneous wall sales are expected to trend similarly throughout 2023 as the first quarter of 2023, although no assurance can be provided.

Barrier Sales - Barrier sales significantly increased for the three month period ended March 31, 2023, compared to the same period in 2022. The increase is due to large barrier projects in North Carolina and South Carolina. Barrier sales are expected to trend higher in 2023 than 2022 due to the large barrier projects in North Carolina and South Carolina, however the Company continues to shift marketing efforts from barrier sales to barrier rentals in the Delaware to Virginia region.

Easi-Set® and Easi-Span Building Sales - Building and restroom sales increased for the three month period ended March 31, 2023, compared to the same period in 2022, mainly due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend similarly throughout the remainder of 2023 compared to the first quarter of 2023.

Utility Sales - Utility sales decreased for the three month period ended March 31, 2023, compared to the same period in 2022. The Company continues to competitively bid on utility projects to gain market share and has recently won multiple data center projects increasing the sales volume of dry utility vaults. Utility sales are expected to trend higher for the remainder of 2023 as compared to the first quarter of 2023, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three month period ended March 31, 2023, compared to the same period in 2022. The decrease is mainly from the South Carolina facility that completed production on a few smaller jobs. Miscellaneous product sales are expected to trend similarly throughout 2023 as compared to the first quarter of 2023.

Barrier Rentals – Barrier rentals decreased for the three month period ended March 31, 2023 compared to the same period in 2022. This decrease is mainly attributed to a slight slowdown in large barrier rental projects during the first quarter of 2023. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout 2023 as compared to barrier rental revenue, excluding revenue from special barrier projects, in the first quarter of 2023, although no assurance can be given.

Royalty Income – Royalties decreased for the three month period ended March 31, 2023, compared to the same period in 2022 due to the weather related delays in projects experienced by licensees. It is expected that infrastructure spending will continue to drive royalties, and the Company expects royalties for 2023 to exceed royalty income for the full year 2022, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased for the three month period ended March 31, 2023 compared to the same period in 2022. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels. This is associated with the increased production of SlenderWall and architectural panels that occurred in the third and fourth quarters of 2021.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, excluding royalties, for the three months ended March 31, 2023, was 86%, as compared to 88% for the three months ended March 31, 2022. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is due to the increase in overall production volumes, which increased the absorption of overhead costs. The increase in SlenderWall revenue as a percent of total revenue from the first quarter of 2022 to the first quarter of 2023, decreased the cost of goods sold as a percentage of revenue, not including royalties, as SlenderWall sales typically carry higher margins than other product sales. Finally, the decrease in cost of goods sold as a percentage of revenue, not including royalties, decreased due to production throughout the first quarter of 2023 included having contracts that factored in the rising inflationary costs experienced throughout 2022.

General and Administrative Expenses - For the three months ended March 31, 2023, the Company's general and administrative expenses increased by $191 to $1,350 from $1,159 during the same period in 2022. The increase is mainly attributed to an increase in expense related to the allowance for credit losses and in increase in salaries and wages during the first quarter of 2023 compared to the first quarter of 2022. General and administrative expense as a percentage of total revenue was 10% and 11% for the three month period ended March 31, 2023, and 2022, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2023 increased to $762 from $662 for the same period in 2022. The increase in selling expenses for the three month period ended March 31, 2023 compared to the same period in 2022, is due to the hiring of additional salespeople and has contributed to the increase in backlog to $51.4 million. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended March 31, 2023 of $54 compared to operating loss of $173 for the same period in 2022. The increase is mainly due to the decrease in cost of goods sold as a percent of revenue and increased sales volume.

Interest Expense - Interest expense was $64 and $48 for the three month periods ended March 31, 2023 and 2022, respectively. The Company expects interest expense for 2023 to be higher compared to the full year of 2022 due to the increased level of indebtedness that took place in 2022.

Income Tax Expense (Benefit) - The Company had an income tax expense of $23 for the three months ended March 31, 2023, compared to income tax benefit of $40 for the same period in 2022.

Net Income (Loss) - The Company had net income of $80 for the three months ended March 31, 2023, compared to net loss of $119 for the same period in 2022. The basic and diluted earnings per share was $0.02 for the three months ended March 31, 2023, and the basic and diluted loss per share was $0.02 for the three months ended March 31, 2022.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on March 31, 2023 was $1,539.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank in the amount of $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The refinance also released the lien on the manufacturing plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on March 31, 2023 was $1,978.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, VA totaling approximately 29.8 acres with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2023 was $2,632.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $45.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is compliant with all covenants pursuant to the loan agreements as of March 31, 2023.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of March 31, 2023. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2023. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2023. As of March 31, 2023, the Company had not purchased any equipment pursuant to the $1,500 commitment.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

On March 31, 2023, the Company had cash totaling $3,936 compared to cash totaling $6,726 on December 31, 2022. The decrease in cash is primarily the result of cash absorbed by operations during the three month period ended March 31, 2023. More specifically, the Company’s accounts receivable position increased, inventory increased, and significant payments were remitted related to the barrier buy-back. Offsetting the reduction in cash, in part, was an increase in customer deposits during the first quarter of 2023. The Company expects its cash position to be favorably affected to the extent that it is successful in collecting outstanding accounts receivable balances.

The Company’s accounts receivable balances, net of allowance, at March 31, 2023 was $17,867, compared to $16,223 at December 31, 2022. The increase is primarily the result of the continued effects of turnover of the accounts receivable position experienced throughout the later part of 2022 and into the first quarter of 2023. The Company expects accounts receivable balances to trend downwards, beginning in the second quarter of 2023, with increased collection efforts as a result of the fulfillment of the accounts receivable position, although no assurance can be provided.

Capital spending for the three months ended March 31, 2023 totaled $1,157 as compared to $196 for the same period in 2022. The 2023 expenditures were primarily for the buy-back of barrier to increase the barrier rental fleet and for the development of a storage lot for the barrier rental fleet. The Company intends to invest approximately $5,000, for the full year 2023, which includes a new batch plant system, completion of yard development, completion of the barrier buy-back, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes acquisitions and plant expansions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 122 days for the three months ended March 31, 2023, compared to 102 days for the three months ended March 31, 2022.

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

The Company’s inventory was $4,991 on March 31, 2023, and $3,818 on December 31, 2022, or an increase of $1,173. The increase in inventory is mainly due to the increase of raw materials inventory on-hand compared to the prior year. The increase is related to the additional materials needed on-hand for the anticipated production volumes later in 2023 to execute on the Company’s backlog. Inventory turnover was 13.4, annualized for the three months ended March 31, 2023, compared to 12.6, annualized for the same period in 2022.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2022.

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

Inflation

Management believes that the Company’s operations were affected by inflation during the three month period ended March 31, 2023 and for the full year 2022, particularly in the purchases of certain raw materials such as cement and aggregates, steel, and also with labor costs. The Company believes that raw material pricing and labor costs may continue to increase in 2023, although no assurance can be given regarding future pricing or costs.

Sales Backlog

As of May 1, 2023, the Company’s sales backlog was approximately $51.4 million, as compared to approximately $32.7 million at the same time in 2022. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Disclosure controls and procedures

The Company carried out our evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation,  as a result of our material weakness in internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In this respect, management identified a material weakness in the methodology used to estimate the allowance for doubtful accounts. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Remediation Efforts

Management is committed to the remediation of the material weakness described above. To address the material weakness associated with the estimation of the allowance for doubtful accounts, management revised the methodology applied for the fourth quarter of 2022. Further, the methodology for calculating the allowance has been further revised in the first quarter of 2023 in consideration of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” Refer to Recently Adopted Accounting Pronouncement in the Financial Statements of the Company set forth herein, for additional information.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A. Risk Factors

Not required

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

The Company has set Wednesday, July 26, 2023 (the “Meeting Date”) as the date of the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). Stockholders of record on May 29, 2023 will be entitled to receive notice of and to vote at the 2023 Annual Meeting or any adjournment thereof. The time and location of the 2023 Annual Meeting will be specified in the Company’s proxy statement for the 2023 Annual Meeting.

Because the Meeting Date for the 2023 Annual Meeting has changed by more than 30 days from the anniversary date of the Company’s 2022 Annual Meeting of Stockholders, prior deadlines regarding the submission of stockholder proposals in connection with the 2023 Annual Meeting are no longer applicable. In accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is providing stockholders with new information with respect to the submission of proposals intended to be included in the Company’s proxy materials under Rule 14a-8 promulgated under the Exchange Act (“Rule 14a-8”).

Pursuant to Rule 14a-8, the deadline for receipt of stockholder proposals intended to be included in the Company’s proxy materials must be a reasonable time before the Company begins to print and send such proxy materials. Such proposals must be received by the Company’s Secretary at the Company’s headquarters at 5119 Catlett Road, Midland, Virginia 22728, on or before the close of business on May 26, 2023, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Proposals must comply with the requirements of Rule 14a-8 and the interpretations thereof, and may be omitted from the proxy materials if not in compliance with applicable requirements.

Additionally, in accordance with the advance notice provisions set forth in the Company’s by-laws, in order for a stockholder proposal to be submitted outside of Rule 14a-8 or a director nomination submitted by a stockholder to be considered timely, it was required to be received by the Company’s Secretary by December 21, 2022. There is no change to the deadline for proposals made outside of the Rule 14a-8 process or a director nomination submitted by a stockholder, and the time period for making such proposals has passed.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: May 15, 2023	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Stephanie Poe
Stephanie Poe, Chief Financial Officer
(Principal Financial Officer)

