Form 10-Q
period 2023-09-30
SMITH MIDLAND CORP
filed 2023-11-09
CIK 924719

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Common Stock, $0.01 par value per share, outstanding as of November 1, 2023: 5,257,413 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	September 30, 2023 (Unaudited)	December 31, 2022
Current assets
Cash	$5,849	$6,726
Accounts receivable, net
Trade - billed (less allowance for credit losses of approximately $792 and $781, respectively), including contract retentions	16,842	16,223
Trade - unbilled	1,244	990
Inventories, net
Raw materials	1,965	1,776
Finished goods	2,243	2,042
Prepaid expenses	1,274	706
Refundable income taxes	476	477

Total current assets	29,893	28,940

Property and equipment, net	27,412	25,124

Other assets	349	249

Total assets	$57,654	$54,313

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2023 (Unaudited)	December 31, 2022
Current liabilities
Accounts payable - trade	$5,476	$5,816
Accrued expenses and other liabilities	1,182	799
Deferred revenues	2,153	2,243
Accrued compensation	774	788
Accrued income taxes	235	146
Operating lease liabilitiess	42	77
Current maturities of notes payable	627	618
Customer deposits	2,436	737

Total current liabilities	12,925	11,224

Deferred revenue	3,552	2,174
Operating lease liabilities	13	45
Notes payable - less current maturities	5,260	5,730
Deferred tax liability	2,086	2,085

Total liabilities	23,836	21,258

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,348,189 and 5,345,189 issued and 5,257,413 and 5,256,413 outstanding, respectively	54	53
Additional paid-in capital	7,701	7,440
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	26,165	25,664

Total stockholders’ equity	33,818	33,055

Total liabilities and stockholders’ equity	$57,654	$54,313

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Revenue
Product sales	$10,898	$7,076	$29,842	$19,714
Barrier rentals	784	1,369	2,604	4,816
Royalty income	822	833	1,827	2,031
Shipping and installation revenue	3,147	2,678	8,918	9,083

Total revenue	15,651	11,956	43,191	35,644

Cost of goods sold	12,074	9,874	35,662	28,683

Gross profit	3,577	2,082	7,529	6,961

Operating expenses
General and administrative expenses	1,187	1,229	4,420	3,797
Selling expenses	888	849	2,533	2,236

Total operating expenses	2,075	2,078	6,953	6,033

Operating income (loss)	1,502	4	576	928

Other income (expense)
Interest expense	(64)	(69)	(192)	(187)
Interest income	6	3	17	9
Gain on sale of assets	53	29	252	94
Other income	16	26	72	208

Total other income (expense)	11	(11)	149	124

Income (loss) before income tax expense (benefit)	1,513	(7)	725	1,052

Income tax expense (benefit)	247	(12)	160	256

Net income (loss)	$1,266	$5	$565	$796

Basic and diluted earnings (loss) per common share	$0.24	$0.00	$0.11	$0.15

Weighted average number of common shares outstanding:
Basic	5,256	5,231	5,256	5,230
Diluted	5,298	5,286	5,293	5,281

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2022	5,345,189	53	(40,920)	(102)	7,440	25,664	33,055

Stock-Based Compensation Expense	—	—	—	—	85	—	85

Adoption of ASU 2016-13	—	—	—	—	—	(63)	(63)

Net income (loss)	—	—	—	—	—	80	80

Balance, March 31, 2023	5,345,189	$53	(40,920)	$(102)	$7,525	$25,681	$33,157

Stock-Based Compensation Expense	—	—	—	—	86	—	86

Net income (loss)	—	—	—	—	—	(782)	(782)

Balance, June 30, 2023	5,345,189	$53	(40,920)	$(102)	$7,611	$24,899	$32,461

Restricted Stock Issued	3,000
Stock-Based Compensation Expense	—	1	—	—	90	—	91

Net income (loss)	—	—	—	—	—	1,266	1,266

Balance, September 30, 2023	5,348,189	$54	(40,920)	$(102)	$7,701	$26,165	$33,818

Balance, December 31, 2021	5,353,095	$53	(40,920)	$(102)	$6,935	$24,864	$31,750

Stock-Based Compensation Expense	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	(119)	(119)

Balance, March 31, 2022	5,353,095	$53	(40,920)	$(102)	$7,061	$24,745	$31,757

Stock-Based Compensation Expense	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	910	910

Balance, June 30, 2022	5,353,095	$53	(40,920)	$(102)	$7,187	$25,655	$32,793

Stock-Based Compensation Expense	—	—	—	—	126	—	126

Net income (loss)	—	—	—	—	—	5	5

Balance, September 30, 2022	5,353,095	$53	(40,920)	$(102)	$7,313	$25,660	$32,924

  The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SMITH-MIDLAND CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$565	$796
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,795	2,127
(Gain) loss on sale of assets	(252)	(94)
Allowance for credit losses	(53)	—
Stock-based compensation expense	261	379
Deferred taxes	—	(5)
(Increase) decrease in
Accounts receivable - billed	(630)	(3,163)
Accounts receivable - unbilled	(254)	161
Inventories, net	(390)	(1,139)
Prepaid expenses and other assets	(685)	(104)
Refundable income taxes	1	235
Increase (decrease) in
Accounts payable - trade	(340)	2,506
Accrued expenses and other liabilities	383	(230)
Deferred revenue	1,288	227
Accrued compensation	(14)	(444)
Accrued income taxes	89	(1,918)
Deferred buy-back lease obligation	—	(2,851)
Customer deposits	1,699	184
Net cash provided by (used in) operating activities	3,463	(3,333)
Cash flows from investing activities:
Purchases of property and equipment	(4,131)	(3,739)
Deferred buy-back asset	—	1,909
Proceeds from the sale of property and equipment	252	103
Net cash provided by (used in) investing activities	(3,879)	(1,727)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	2,805
Repayments of long-term borrowings	(461)	(429)
Net cash provided by (used in) financing activities	(461)	2,376
Net increase (decrease) in cash	(877)	(2,684)
Cash
Beginning of period	6,726	13,492
End of period	$5,849	$10,808

Supplemental Cash Flow Information:
Cash payments for interest	$192	$187
Cash payments for income taxes	$6	$2,179
Capital expenditures included in accounts payable	$2,625	$1,340

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

Recently Issued Accounting Pronouncement

The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. We adopted this standard, and all related amendments, effective January 1, 2023, on a modified retrospective basis. The cumulative effect of the adoption resulted in an increase of $64 in the allowance and a corresponding decrease in retained earnings as of January 1, 2023.

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

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within “Accounts receivable trade – billed”. On September 30, 2023, and December 31, 2022, accounts receivable included contract retentions of approximately $608 and $932, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additionally, additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. On September 30, 2023, and December 31, 2022, the allowance was $792 and $781, respectively.

The change in the allowance for the nine months ended September 30, 2023 was as follows:

Balance at December 31, 2022	$781
Cumulative Effect of Adoption of ASU 2016-13	64
Provision for Expected Credit Losses	(53)
Balance at September 30, 2023	$792

Sale to Customer with a Buy-Back Agreement

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we were required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation was deferred until the buy-back was executed. The remaining sale proceeds were deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back was executed. The Company capitalized the cost of the product on the Condensed Consolidated Balance Sheet, and depreciated the value, less residual value, to cost of leasing revenue in “Cost of goods sold” over the estimated useful life of the asset. The deferred revenue and deferred costs related to the buy-back agreement were fully amortized as of December 31, 2022 and, therefore, the accounting as described has no impact on the nine month period ended September 30, 2023.

Pursuant to an amendment entered into by the Company with the customer on April 13, 2022, the Company agreed to purchase barrier back in the amount equal to the buy-back guarantee. Accordingly, the Company settled any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassified the net book value of the purchased product to “Property and equipment, net”. The revenue was recognized in accordance with Topic 842, Leases. See Note 5. Commitments for additional information regarding the amendment.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Soundwall Sales	$2,361	$833	$1,528	183%	$5,085	$2,626	$2,459	94%
Architectural Panel Sales	315	1,223	(908)	(74)%	1,044	3,476	(2,432)	(70)%
SlenderWall Sales	2,299	11	2,288	20,800%	5,066	1,018	4,048	398%
Miscellaneous Wall Sales	1,442	1,396	45	3%	5,580	2,384	3,196	134%
Barrier Sales	1,417	847	570	67%	6,000	4,099	1,901	46%
Easi-Set Building Sales	1,226	1,523	(297)	(20)%	3,675	3,086	589	19%
Utility Sales	891	523	368	70%	1,787	1,655	132	8%
Miscellaneous Sales	947	720	227	32%	1,605	1,370	235	17%
Total Product Sales	10,898	7,076	3,822	54%	29,842	19,714	10,128	51%
Barrier Rentals	784	1,369	(585)	(43)%	2,604	4,816	(2,212)	(46)%
Royalty Income	822	833	(11)	(1)%	1,827	2,031	(204)	(10)%
Shipping and Installation Revenue	3,147	2,678	469	18%	8,918	9,083	(165)	(2)%
Total Service Revenue	4,753	4,880	(127)	(3)%	13,349	15,930	(2,581)	(16)%

Total Revenue	$15,651	$11,956	$3,695	31%	$43,191	$35,644	$7,547	21%

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

No customer represented greater than 10% of the Company’s consolidated net accounts receivable position, as of either September 30, 2023 or December 31, 2022. For the three month period ended September 30, 2023, the Company derived approximately 11% and 17% of its revenue from two separate customers. No customer represented more than 10% of the Company’s revenue for the three month period ended September 30, 2022. For the nine month periods ended September 30, 2023 the Company derived 15% of its revenue from one customer and no customer represented more than 10% of its revenue for the nine month period ended September 30, 2022.

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

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings (loss) per common share

Net income (loss)	$1,266	$5	$565	$796

Weighted average shares outstanding	5,256	5,231	5,256	5,230

Basic earnings (loss) per common share	$0.24	$0.00	$0.11	$0.15

Diluted earnings (loss) per common share

Net income (loss)	$1,266	$5	$565	$796

Weighted average shares outstanding	5,256	5,231	5,256	5,230
Dilutive effect of restricted stock	42	55	37	51

Total weighted average shares outstanding	5,298	5,286	5,293	5,281

Diluted earnings (loss) per common share	$0.24	$0.00	$0.11	$0.15

There was no restricted stock excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2023 and September 30, 2022.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on September 30, 2023 was $1,452.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank for $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on September 30, 2023 was $1,878.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, Virginia totaling approximately 29.8 acres with a note payable to the Bank for $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on September 30, 2023 was $2,584.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $35.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2023.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of September 30, 2023. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%. The line of credit was scheduled to mature on October 1, 2023, but was extended to December 1, 2023. The loan is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit was scheduled to mature on October 1, 2023, but was extended to December 1, 2023. As of September 30, 2023, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company’s common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2023, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2022	36,254	11,605	47,859	$12.70
Granted	—	3,000	3,000	19.15
Vested	—	1,000	1,000	19.15

Non-vested, September 30, 2023	36,254	13,605	49,859	$12.96

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

Stock compensation expense for the three and nine month periods ended September 30, 2023 was approximately $90 and $261, respectively, based upon the value at the date of grant. Stock compensation expense for the three and nine month periods ended September 30, 2022 was approximately $126 and $379, respectively, based upon the value at the date of grant. There was $98 of unrecognized compensation cost related to the non-vested restricted stock as of September 30, 2023 to be recognized through 2025.

5. COMMITMENTS

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in ‘Revenue Recognition-Sale to Customer with a Buy-Back Agreement’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement, 210,000 linear feet, as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. In accordance with ASC 842 Leases, a portion of the total $5,000 buy-back was previously recorded as a deferred buy-back obligation on the Consolidated Balance Sheets. The deferred buy-back lease asset and obligation were fully reduced as the Company picked up the original 210,000 linear feet throughout 2022. As of September 30, 2023, the Company has picked up all barrier related to this purchase agreement and does not expect to incur any additional costs related to this purchase.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the quarters ended September 30, 2023 and March 31, 2023 and the years ended December 31, 2022 and 2021 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred losses from operations for the quarters ended June 30, 2023, December 31, 2022, and March 31, 2022,

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

●	our accounts receivables has increased during 2022 and through the first and third quarter of 2023 and our ability to fully collect these balances cannot be assured,

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

●

the Company’s operations in the first nine months of 2023 and for the full year 2022 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs, and continues to be adversely impacted,

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

●

the other factors and information disclosed and discussed in other sections of this report and in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

As a part of the construction industry, the Company’s sales and net income(loss) may vary greatly from quarter to quarter over a given year. Because of the cyclical nature of the construction industry, many factors not under our control, such as weather and project delays, affect the Company’s production schedule, possibly causing momentary slowdowns in sales and net income. As a result of these factors, the Company is not always able to earn a profit for each period, therefore, please read Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying financial statements with these factors in mind.

Results of Operations (dollar amounts in thousands, except per share data)

The Company had net income of $80 for the first quarter 2023, net loss of $782 for the second quarter 2023, and net income of $1,266 for the third quarter 2023, resulting in net income of $565 for the nine months ended September 30, 2023. Total revenues for the three and nine month periods ended September 30, 2023 were $15,651 and $43,191 compared to $11,956 and $35,644 for the three and nine month periods ended September 30, 2022. The increase in total revenue for the three and nine month periods ended September 30, 2023 from September 30, 2022 is mainly from an increase in SlenderWall sales, soundwall sales, and miscellaneous wall sales.

The cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2023, were 81% and 86%, as compared to 89% and 85% for the three and nine months ended September 30, 2022. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is due to greater revenue generated from SlenderWall sales, a proprietary product, which typically carries higher margins that non-proprietary products. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is due to additional costs, approximately $400, incurred for the remaking of panels for a specific project in the second quarter of 2023. To a lesser extent, cost of goods sold as a percentage of revenue, not including royalties, was negatively impacted by less revenue generated from barrier rental through the nine month period ended September 30, 2023, which typically carry higher margins than product sales. Increased material and labor costs also affected margins for the three and nine month periods ended September 30, 2023 as compared to the same periods in 2022.

General and administrative expenses were adversely affected by a one-time wire fraud incident in the second quarter of 2023 resulting in an additional expense of $275, net of insurance proceeds. Subsequent to the incident, the Company has revised its payment procedures to reduce the possibility of another wire fraud incident occurring.

As of November 1, 2023, the Company’s sales backlog was approximately $60.2 million, as compared to approximately $51.4 million at the same time in 2022. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

Three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2023, and 2022.

Revenue by Type	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Soundwall Sales	$2,361	$833	$1,528	183%	$5,085	$2,626	$2,459	94%
Architectural Panel Sales	315	1,223	(908)	(74)%	1,044	3,476	(2,432)	(70)%
SlenderWall Sales	2,299	11	2,288	20,800%	5,066	1,018	4,048	398%
Miscellaneous Wall Sales	1,442	1,396	45	3%	5,580	2,384	3,196	134%
Barrier Sales	1,417	847	570	67%	6,000	4,099	1,901	46%
Easi-Set Building Sales	1,226	1,523	(297)	(20)%	3,675	3,086	589	19%
Utility Sales	891	523	368	70%	1,787	1,655	132	8%
Miscellaneous Sales	947	720	227	32%	1,605	1,370	235	17%
Total Product Sales	10,898	7,076	3,822	54%	29,842	19,714	10,128	51%
Barrier Rentals	784	1,369	(585)	(43)%	2,604	4,816	(2,212)	(46)%
Royalty Income	822	833	(11)	(1)%	1,827	2,031	(204)	(10)%
Shipping and Installation Revenue	3,147	2,678	469	18%	8,918	9,083	(165)	(2)%
Total Service Revenue	4,753	4,880	(127)	(3)%	13,349	15,930	(2,581)	(16)%

Total Revenue	$15,651	$11,956	$3,695	31%	$43,191	$35,644	$7,547	21%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were higher for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. The increase is mainly due to higher production volumes at the North Carolina and South Carolina plants reflecting larger soundwall projects than in the prior periods. Soundwall sales are expected to trend similarly for the fourth quarter of 2023 as compared to the first three quarters of 2023, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales decreased for the three and nine month periods ended September 30, 2023, compared to the same period in 2022. The decrease is from the completion of two architectural projects in the third quarter of 2022. Architectural sales are expected to trend similarly for the fourth quarter of 2023, as compared to the first three quarters of 2023, although no assurance can be given.

SlenderWall Sales - SlenderWall sales increased for the three and nine month periods ended September 30, 2023, as compared to the same periods in 2022. The increase is due to two projects being produced consecutively throughout 2023 in comparison to a single project in 2022, which production was completed in the first quarter of 2022. SlenderWall sales are expected to trend lower throughout the remainder of 2023 as compared to the first three quarters of 2023. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three and nine month periods ended September 30, 2023 compared to the same periods in 2022 due to the increased production of retaining wall projects at the Virginia and South Carolina plants. Miscellaneous wall sales are expected to trend similarly for the fourth quarter of 2023, although no assurance can be provided.

Barrier Sales - Barrier sales increased for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. The increase is due to large barrier projects at all three manufacturing facilities that had significant production volumes in the first and third quarters of 2023. Barrier sales are expected to trend higher for the full year 2023 than 2022 due to large barrier orders, however the Company continues to shift marketing efforts from barrier sales to barrier rentals in the Delaware to Virginia region.

Easi-Set® Building Sales – Building sales decreased for the three month period ended September 30, 2023, compared to the same period in 2022. The decrease is due to normal fluctuations in sale volumes. Building sales increased for the nine month period ended September 30, 2023, compared to the same period in 2022 mainly due to increased building sales at all three manufacturing plants reflecting normal product sale fluctuations. Building sales are expected to continue to trend similarly for the fourth quarter of 2023, as compared to the first three quarters of 2023, although no assurance can be provided.

Utility Sales - Utility sales increased for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. Utility sales are expected to trend similarly for the fourth quarter of 2023 as compared to the third quarter of 2023, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales increased for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. Miscellaneous product sales are expected to trend similarly throughout the remainder of 2023, although no assurance can be provided.

Barrier Rentals – Barrier rentals decreased for the three and nine month periods ended September 30, 2023 compared to the same periods in 2022. Revenue from the Company’s core rental barrier fleet decreased by 39% for the nine month period ended September 30, 2023 compared to the same period in 2022. The decrease in barrier rental revenue for the three and nine month periods ended September 30, 2023 is due to additional revenue recognized in the prior periods related to the barrier buy-back agreement which was fully recognized as of December 31, 2022. Additionally, the decrease is related to a temporary slowdown in barrier rental projects during the first half of 2023, however the Company saw an increase in projects during the latter half of the third quarter of 2023. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout the remainder of 2023, compared to barrier rental revenue, excluding revenue from special barrier projects, in the first nine months of 2023, reflecting increased bidding activity, although no assurance can be provided.

Royalty Income – Royalties decreased for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. The decrease is related to project delays experienced by licensees. The Company expects royalties to trend similarly for the remainder of 2023, compared to the first half of 2023, although no assurance can be provided.

Shipping and Installation - Shipping revenue results from shipping our products to the customers’ final destination and is recognized when the shipping services take place. Installation activities include the installation of our products at the customers’ construction sites. Installation revenue is recognized when attaching architectural and SlenderWall panels to a building, installing an Easi-Set® building at customers’ sites, or setting any of our other precast products at a site, specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended September 30, 2023, compared to the same period in 2022. The increase is related to the increase in shipping and installation of barrier rental projects. Shipping and installation revenue decreased for the nine month period ended September 30, 2023, compared to the same period in 2022. The decrease is mainly attributed to the decrease in shipping and installation of SlenderWall and architectural panels during the first nine months of 2023 as compared to the first nine months of 2022.

Cost of Goods Sold - Total cost of goods sold as a percent of revenue, not including royalties, for the three and nine months ended September 30, 2023, was 81% and 86%, respectively, as compared to 89% and 85% for the three and nine months ended September 30, 2022. The decrease in cost of goods sold as a percentage of revenue, not including royalties, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is mainly due to greater revenue generated from SlenderWall sales, a proprietary product, which typically carries higher margins that non-proprietary products. The increase in cost of goods sold as a percentage of revenue, not including royalties, for the nine months ended September 30, 2023, compared to nine months ended September 30, 2022, is mainly due to additional costs incurred, approximately $400, for the production of panels remade for one specific project in the second quarter of 2023. To a lesser extent, the margins for the nine month period ended September 30, 2023 were negatively impacted by the decrease in revenues derived from barrier rental revenue which carry higher margins than product sales. Higher revenue levels in the three and nine month periods ended September 30, 2023, than in the comparable prior year periods, had a favorable affect on cost of goods sold as a percent of revenue, not including royalties, reflecting the absorption of fixed overhead costs. Increased material and labor costs also affected margins for the three and nine month periods ended September 30, 2023 as compared to the same periods in 2022.

General and Administrative Expenses - For the three and nine month periods ended September 30, 2023, the Company’s general and administrative expenses were $1,187 and $4,420, respectively compared to $1,229 and $3,797 for the same periods in 2022. General and administrative expense as a percentage of total revenue for the three and nine month periods ended September 30, 2023 were 8% and 10%, respectively, and 10% and 11%, respectively, for the three and nine month periods ended September 30, 2022. The decrease of general and administrative expenses for the three month period ended September 30, 2023 compared to the same period in 2022, is the result of $67 of insurance proceeds received in the recent quarter as a partial recovery of the wire fraud loss described in the next sentence. The increase of general and administrative expenses for the nine month period ended September 30, 2023 compared to the same period in 2022, is primarily the result of an additional expense incurred related to one-time wire fraud incident in the second quarter of 2023, resulting in additional expense of $275, net of the insurance proceeds received to date. Any further funds recovered through insurance claims in future periods will offset the increased expense, although no assurance can be provided to the extent to which funds will be recovered. General and administrative expenses for the nine month period ended September 30, 2023 also increased over the prior year period due to an increase in allowance for credit losses and an increase in salaries and wages.

Selling Expenses - Selling expenses for the three and nine month periods ended September 30, 2023 were $888 and $2,533, respectively compared to $849 and $2,236 for the same periods in 2022. Selling expenses increased for the three and nine month periods ended September 30, 2023 compared to the three and nine month periods ended September 30, 2022 due to additional salespersons, increased commissions related to increased sales, and increased spending for marketing.

Operating Income (Loss) - The Company had operating income for the three and nine month periods ended September 30, 2023 of $1,502 and $576, respectively compared to operating income of $4 and $928 for the same periods in 2022. The increase in operating income for the three month period ended September 30, 2023 compared to the same period in 2022 is mainly due to the increase in revenue and the decrease in cost of goods sold as a percent of revenue. The decrease in operating income for the nine month period ended September 30, 2023 compared to the same period in 2022 is mainly due to the increase in cost of goods sold as a percent of revenue and increase in general and administrative expenses.

Interest Expense - Interest expense was $64 and $69 for the three month periods ended September 30, 2023 and 2022, respectively. Interest expense was $192 and $187 for the nine month periods ended September 30, 2023 and 2022, respectively. The Company expects interest expense for 2023 to be higher compared to the full year of 2022 due to the increased level of indebtedness.

Income Tax Expense (Benefit) - The Company had income tax expense of $247 with an effective rate of 16% for the three months ended September 30, 2023, compared to income tax benefit of $12 for the same period in 2022. The Company had income tax expense of $160 with an effective rate of 22% for the nine months ended September 30, 2023 compared to income tax expense of $256 with an effective rate of 24% for the same period in 2022.

Net Income (Loss) - The Company had net income of $1,266 for the three months ended September 30, 2023, compared to net income of $5 for the same period in 2022. The basic and diluted earnings per share was $0.24 for the three months ended September 30, 2023, and the basic and diluted earnings per share was $0.00 for the three months ended September 30, 2022. The Company had net income of $565 for the nine months ended September 30, 2023, compared to net income of $796 for the same period in 2022. The basic and diluted earnings per share was $0.11 for the nine months ended September 30, 2023 and the basic and diluted earnings per share was $0.15 for the nine months ended September 30, 2022.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The loan matures on October 10, 2029. The balance of the note payable on September 30, 2023 was $1,452.

On March 27, 2020, the Company completed the refinancing of existing loans with a note payable to the Bank for $2,701. A portion of the funds, $678, was secured for improvements to an existing five-acre parcel for additional storage at the Midland, Virginia plant. The loan is collateralized by a first lien position on the Virginia property, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months for $27. The loan matures on March 27, 2030. The balance of the note payable on September 30, 2023 was $1,878.

On February 10, 2022, the Company completed the financing for its prior acquisition of certain real property in Midland, Virginia totaling approximately 29.8 acres with a note payable to the Bank for $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on September 30, 2023 was $2,584.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $35.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of September 30, 2023.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of September 30, 2023. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%. The line of credit was scheduled to mature on October 1, 2023, but was extended to December 1, 2023. The loan is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2022, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit was scheduled to mature on October 1, 2023, but was extended to December 1, 2023. As of September 30, 2023, the Company had not purchased any equipment pursuant to the $1,500 commitment.

The Company’s outstanding notes payable are financed at fixed rates of interest. This leaves the Company with almost no risk related to fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

On September 30, 2023, the Company had cash totaling $5,849 compared to cash totaling $6,726 on December 31, 2022. The decrease in cash is primarily the result of cash absorbed by investing activities during the nine month period ended September 30, 2023. More specifically, the Company had significant cash outlays related to land development of a storage lot for the rental barrier fleet and a new batch plant system for the South Carolina manufacturing facility. The Company expects its cash position to be favorably affected to the extent that it continues to collect outstanding accounts receivable balances.

The Company’s accounts receivable balances, net of allowance for expected credit losses, at September 30, 2023 was $16,842, compared to $16,223 at December 31, 2022. The increase, and relatively large balance, is primarily the result of the continued effects of turnover of the accounts receivable position experienced throughout the later part of 2022 and into the first quarter of 2023. The Company expects accounts receivable balances to trend downwards, with increased collection efforts as a result of the fulfillment of the accounts receivable position, although no assurance can be provided.

Capital spending for the nine months ended September 30, 2023 totaled $4,131 as compared to $3,739 for the same period in 2022. The 2023 expenditures were primarily for the development of a storage lot for the barrier rental fleet and the installation of a new batch plant system for the South Carolina production facility. The Company intends to invest approximately $5,000 for the full year 2023, which includes the land development of a storage lot, the new batch plant system, completion of the barrier buy-back, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes acquisitions and plant expansions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 116 days for the nine months ended September 30, 2023, compared to 99 days for the three months ended September 30, 2022. . The increase, is primarily the result of the continued effects of turnover of the accounts receivable position experienced throughout the later part of 2022 and into the first quarter of 2023. The Company expects DSO to trend downwards, with increased collection efforts, although no assurance can be provided.

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

The Company’s inventory was $4,208 on September 30, 2023, and $3,818 on December 31, 2022. The increase in inventory is mainly due to the increase of raw materials inventory needed on-hand for the anticipated production volumes later in 2023 to execute on the Company’s backlog. Inventory turnover was 15.3, annualized for the nine months ended September 30, 2023, compared to 13.8, annualized for the same period in 2022.

Critical Accounting Estimates

Any estimates used by the Company are more fully described, where applicable, in its Critical Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2022. Through September 30, 2023, the only change in policies involving estimates is regarding the calculation of the allowance for expected credit losses as discussed under Accounts Receivable and Contract Balances.

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

Inflation

Management believes that the Company’s operations were affected by inflation during the three and nine month periods ended September 30, 2023 and for the full year 2022, particularly in the purchases of certain raw materials such as cement and aggregates and steel, and also with labor costs. The Company believes that raw material pricing and labor costs will continue to increase in 2023, although no assurance can be given regarding future pricing or costs.

Sales Backlog

As of August 1, 2023, the Company’s sales backlog was approximately $60.2 million, as compared to approximately $51.4 million at the same time in 2022. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as a result of our material weakness in internal controls over financial reporting disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In this respect, management identified a material weakness in the methodology used to estimate the allowance for doubtful accounts. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Remediation Efforts

Management is committed to the remediation of the material weakness described above. To address the material weakness associated with the estimation of the allowance for doubtful accounts, management revised the methodology applied in the fourth quarter of 2022. Further, the methodology for calculating the allowance has been further revised in the first quarter of 2023 in consideration of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” Refer to Recently Adopted Accounting Pronouncement in the Financial Statements of the Company set forth herein, for additional information. Management believes they have sufficiently designed and implemented a revised control and will test sufficiency of operating effectiveness as part of their year-end process.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: November 9, 2023	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Stephanie Poe
Stephanie Poe, Chief Financial Officer
(Principal Financial Officer)

