Form 10-K
period 2023-12-31
SMITH MIDLAND CORP
filed 2024-05-23
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752

SMITH-MIDLAND CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road

Midland, Virginia  22728

(Address of Principal Executive Offices, Zip Code)

Registrant's telephone number, including area code: (540) 439-3266

Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	SMID	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2023 (the last business day of the Company’s most recently completed second fiscal quarter) was $73,135,252. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of April 29, 2024, the Company had outstanding 5,266,401 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the years ended December 31, 2023 and 2022 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred losses from operations for the quarters ended June 30, 2023, December 31, 2022, and March 31, 2022,

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

●	our accounts receivables has increased during 2023, and is at a historically high level, and our ability to fully collect these balances cannot be assured,

●

we identified material weaknesses in internal controls over financial reports related to (i) the review procedures applied to the estimation of the allowance for credit losses; in this respect, we have designed and implemented enhanced control activities and management is still measuring the effectiveness of this process to determine proper remediation, and (ii) the review and posting of general ledger entries; in this respect, we are actively exploring potential functionality available with our general ledger system, as well as monitoring controls to effectively mitigate this weakness,

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

●

the Company’s operations in 2023 and 2022 were adversely impacted by inflation in the purchase of raw materials such as cement, aggregates, and steel, and also with labor costs, and continue to be adversely impacted,

●	changes in general economic conditions in our primary service areas,

●	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

●	the outcome of future litigation, if any,

●	potential decreases in our year to year contract backlog,

●	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

●	the cyclical nature of the construction industry,

●	our exposure to increased interest expense payments should interest rates change, and

●	the other factors and information disclosed and discussed in other sections of this report and other filings with the Securities and Exchange Commission.

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

PART I

Item 1 Business

General

Smith-Midland Corporation (the “Company”) invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities and farming industries through its six wholly-owned subsidiaries. The Company's precast, licensing, and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing and marketing innovative and proprietary products, including SlenderWall®, a patented, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a patented, positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb traffic noise; Sierra Wall™, a patented sound barrier primarily for roadside use; and Easi-Set® and Easi-Span® patented transportable concrete buildings. In addition, the Company's precast subsidiaries produce farm products such as cattleguards and water and feed troughs, custom order precast concrete products with various architectural surfaces, and generic highway sound barriers, retaining walls and utility vaults.

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

Products

The Company's precast concrete products are cast in manufacturing facilities and delivered to a site for installation, in contrast to ready-mix concrete, which is produced offsite in a “batch plant,” and delivered with a concrete mixer truck where it is mixed and delivered to a construction site to be poured and set at the site. Precast concrete products are used primarily as parts of buildings or highway structures, and may be used architecturally as a decorative wall of a building. Structural uses include building walls, frames, floors, or roofs. The Company currently manufactures and sells a wide variety of products for use in the construction, transportation, and utility industries.

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

SlenderWall® panels are approximately one-third the weight of traditional precast concrete walls of equivalent size, and are also significantly improved as to permanence and durability. The lighter weight translates into reduced construction costs resulting from less onerous structural and foundation requirements as well as lower shipping costs. Additional savings result from reduced installation time, ease of erection, and the use of smaller cranes for installation. Closed-cell foam insulation and windows can be plant-installed, further reducing cost and construction schedules.

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

Beach Prisms™ Erosion Control Modules

Beach Prisms™ is a shoreline erosion control product that uses the preferred natural “soft” approach as opposed to the “hard” approach of seawalls and jetties, to solve this worldwide problem. Beach Prisms™ work by reducing the amount of energy in incoming waves before the waves reach the shoreline. Waves pass through the specially designed slots in the triangular 3-4 foot tall by 10 foot long Beach Prisms™ modules. The success of a Beach Prisms™ installation is dependent on the prevailing wind in relation to the shoreline, the tides, the fetch and the availability of sand in the surf. Beach Prisms™ are primarily for river- and bay-front property owners who want an alternative to traditional armor stone, or groins and jetties. The Company received “design protection” in the United States for the Beach Prisms™ in 2010. State and local approvals are necessary for installation of the product, and the Company has experienced for several years challenges receiving approvals in their local markets.

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

The Company maintains 61 licensing agreements in the United States, 8 in Canada, 2 in New Zealand, and 1 each in Australia, Belgium, Mexico, and Trinidad, for a total of 75 licenses worldwide.

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

The Company has also established a cooperative advertising program in which the Company and its Easi-Set®/Easi-Span® Buildings and SlenderWall® licensees combine resources to promote certain precast concrete products. Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company's precast subsidiaries marketing efforts are concentrated within a 450-mile radius from its facilities, which includes the majority of the eastern United States.

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

Competition

The precast concrete industry is highly competitive and consists of a few large companies and many small to mid-size companies, several of which have substantially greater resources than the Company. Nationally, several large companies dominate the precast concrete market. However, due to the weight and costs of delivery of precast concrete products, competition in the industry tends to be limited by geographical location and distance from the construction site and is fragmented with numerous manufacturers in a large local area.

The Company believes that the principal competitive factors for its precast products are price, durability, ease of use and installation, speed of production and delivery time, ability to customize, FHWA and state approval, and customer service. The Company believes that its plants in Midland, Virginia, Reidsville, North Carolina, and Hopkins (Columbia), South Carolina compete favorably with respect to each of these factors in the Mid-Atlantic and Southeastern regions of the United States. Finally, the Company believes it offers a broad range of products that are highly competitive in these markets.

Intellectual Property

The Company seeks to protect our intellectual property rights by relying on federal, state and common law rights in the United States and other countries, as well as contractual restrictions. Our intellectual property assets include patents, patent applications, trade secrets, trademarks, trade dress, copyrights, operating and instruction manuals, crash tests, non-disclosure and other contractual arrangements. The patents for certain products have expired, however the regulatory testing, capital resources, and regulatory approvals needed to enter these markets has minimized new competitors entering the market with similar products. The Company continues to develop proprietary products that are protected by a variety of intellectual property including, but not limited to crash testing, independent laboratory testing, sales and marketing manuals and methods, production and installation manuals and methods, trade mark and trade dress protection, copyrights, brand names, FHWA approvals, state DOT approvals, as well as patents.

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

Human Capital Resources

As of March 12, 2024, the Company had a total of 247 employees, of which 172 are full-time, 10 are part-time, and 65 are temporary workers, with 168 located at the Company's Midland, Virginia facility, 39 are located at the Company's facility in Reidsville, North Carolina and 40 are located at the Company's facility in Hopkins (Columbia), South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. Employees are competitively compensated with the local job markets at each facility. The Company considers its relationships with its employees to be satisfactory.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity program is designed to protect its assets and information, and to maintain the secure storage and of proprietary information relating to our customers, employees, applicants, vendors, and other parties, including financial information and personal information. The Company’s cybersecurity program is formed using a risk-based approach with recommendations from cybersecurity consultants, cybersecurity insurers, and other third-party consultants.

Our cybersecurity program includes, among others:

•	a cybersecurity education program with on-going employee activities, which include frequent phishing simulation and testing and annual training;
•	access management and access controls with periodic reviews;
•	when appropriate, use of external subject matter specialists, including assessors, insurers, and consultants, to provide incident response services and risk assessments;
•	engagement in security practices that include physical, administrative, and technical safeguards of systems and hardware;

The Company continues to invest in its cybersecurity program and performs assessments to identify opportunities to enhance training and awareness and improve processes and technology used to identify, prevent, detect, respond, and recover from cybersecurity incidents.

Governance

Our Board of Directors has overall responsibility for risk oversight and oversees the implementation and continuous improvement of our cybersecurity program and compliance with disclosure requirements. The Board of Directors receives regular reports and periodic briefings from the Chief Financial Officer on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities. Our cybersecurity program is overseen by the Chief Financial Officer in conjunction with a third-party service provider. The third-party service provider has the primary responsibility for the Company’s cybersecurity risk management program. At the time an incident is identified, the Company completes an evaluation and summarizes the incident that is shared with the Board of Directors to effectively manage resources to reduce risk and prevent future incidents.

Incident Disclosure

To date, the Company has been subject to cyber related incidents, as previously disclosed in the Company’s Quarterly Report for the quarters ended June 30, 2023 and September 30, 2023 and within this Annual Report. Since the identification of the incident, we have implemented additional safeguards designed to detect and prevent cybersecurity events that may have a material adverse effect on the Company.

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

The Company owns an additional 19 acres in Midland, Virginia, approximately two miles from the operations facility, and is developed as a storage yard for the rental barrier division.

The Company's second manufacturing facility is located in Reidsville, North Carolina on 46 acres of owned land and includes a 15,000 square foot manufacturing plant and administrative offices with additional space for future expansion. The facility began production in the fourth quarter 2021. The Company is under contract to double the size of this facility and anticipates construction to be complete in the second half of 2024. The previous North Carolina facility, on 10 acres of owned land, including an 8,000 square foot manufacturing plant with administrative offices, remains operational with future use not determined at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol “SMID”.

As of April 29, 2024, there were approximately 40 record holders of the Company's Common Stock. Management believes there are at least 1,000 beneficial owners of the Company's Common Stock.

Dividends

Although the Company has historically paid special dividends, the Company did not declare a dividend in 2023. The Company cannot guarantee payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, and other pertinent factors.

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

Overview

Overall, the Company’s financial bottom line performance was essentially equal in 2023 when compared to 2022. The Company had net income for 2023 of $795 compared to net income of $800 for 2022. Total revenue increased by $9,449 to $59,580 in 2023 from $50,131 in 2022. The increase in sales is mainly from an increase in SlenderWall, soundwall, and miscellaneous wall sales. Fourth quarter 2023 revenues were $16,389 compared to $14,487 in the fourth quarter 2022. The increase in revenue for the fourth quarter 2023 as compared to the fourth quarter 2022 was primarily due to an increase in barrier rental and an increase in soundwall sales.

Cost of sales as a percentage of revenue, not including royalties, increased to 86% in 2023 compared to 85% in 2022 due to additional costs, approximately $400, incurred for the remaking of panels for a specific project in the second quarter of 2023. Cost of sales as a percentage of revenue, not including royalties, remained flat at 85% for the fourth quarter 2023 as compared to the fourth quarter 2022.

Operating income was $1,118 for 2023, as compared to $854 for 2022. Operating expenses for 2023 was $9,534 compared to $8,614 in 2022. The increase is due to increased selling costs associated with additional sales personnel and increased general and administrative costs due to increased insurance costs for a specific project in New York. Total operating expense was $2,580 for both the fourth quarter 2023 and the fourth quarter 2022.

Income tax expense for 2023 was $528, or an effective tax rate of 40.0%, as compared to $145, or an effective tax rate of 15.4% for 2022, adversely affecting net income in 2023. The increase was mainly due to an increase in state tax liability for a true-up of state tax expense.

As of March 12, 2024, the Company’s sales backlog was approximately $60.8 million, as compared to approximately $52.4 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates greater sales volumes throughout 2024, although no assurance can be provided. The Company also anticipates funding related to the Infrastructure Investment and Jobs Act to begin coming through the state and local governments in the latter half of 2024 and beyond to further promote growth in the revenue backlog related to the highway and transportation markets, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Results of Operations

Year ended December 31, 2023 compared to the year ended December 31, 2022

For the year ended December 31, 2023, the Company had total revenue of $59,580 compared to total revenue of $50,131 for the year ended December 31, 2022, an increase of $9,449 or 19%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barriers, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2023 and 2022 (in thousands):

Revenue by Type (Disaggregated Revenue)	2023	2022	Change	% Change
Product Sales:
Soundwall Sales	$7,671	$4,128	$3,543	86%
Architectural Sales	1,131	4,269	(3,138)	(74)%
SlenderWall Sales	5,312	1,489	3,823	257%
Miscellaneous Wall Sales	6,418	3,475	2,943	85%
Barrier Sales	7,827	6,717	1,110	17%
Easi-Set and Easi-Span Building Sales	4,712	4,089	623	15%
Utility Sales	2,857	2,023	834	41%
Miscellaneous Sales	2,820	1,631	1,189	73%
Total Product Sales	38,748	27,821	10,927	39%
Barrier Rentals	6,330	6,545	(215)	(3)%
Royalty Income	2,633	2,498	135	5%
Shipping and Installation Revenue	11,869	13,267	(1,398)	(11)%
Total Service Revenue	20,832	22,310	(1,478)	(7)%
Total Revenue	$59,580	$50,131	$9,449	19%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales – Soundwall panel sales increased by 86% in 2023 compared to 2022. The increase is mainly due to higher production volumes at the North Carolina and South Carolina plants reflecting larger soundwall projects than in the prior period. The Company expects soundwall panel sales to be similar in 2024 as compared to 2023, although no assurance can be provided.

Architectural Sales – Architectural panel sales decreased by 74% in 2023 compared to 2022. The decrease is from the completion of two architectural projects in the third quarter of 2022. Architectural sales are expected to be higher during 2024, as compared to 2023, although no assurance can be provided.

SlenderWall Sales – SlenderWall panel sales increased by 257% in 2023 compared to 2022. The increase is due to two projects being produced consecutively throughout 2023 in comparison to a single project in 2022, which production was completed in the first quarter of 2022. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor. SlenderWall sales are expected to be lower during 2024, as compared to 2023.

Miscellaneous Wall Sales – Miscellaneous wall sales are highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales increased by 85% in 2023 when compared to 2022 due to the increased amount of wall panel projects in Virginia and increased retaining wall projects in South Carolina. Miscellaneous sales are expected to trend similar in 2024, as compared to 2023, although no assurance can be provided.

Barrier Sales – Barrier sales increased by 17% in 2023 when compared to 2022. The increase is due to large barrier projects at all three manufacturing facilities that had significant production volumes in the first and third quarters of 2023. Barrier sales are expected to trend lower in 2024 than previous years as the Company continues to shift from barrier sales to barrier rentals.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales increased by 15% in 2023 as compared to 2022 due to increased sales at all locations, reflecting general product sale fluctuations. Building and restroom sales are expected to continue to trend similar during 2024 as compared to 2023, although no assurance can be provided.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility product sales increased by 41% in 2023 compared to 2022. The increase is related to the increase in the market for dry utility vaults to support the growth in data centers. Utility sales are expected to trend similar during 2024 as compared to 2023, although no assurance can be provided.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, blocks or small add-on items. For 2023, miscellaneous product sales increased by 73% when compared to 2022. The change is mainly attributed to specialty products produced at the South Carolina plant throughout 2023. Miscellaneous product sales are expected to trend lower during 2024 as compared to 2023, although no assurance can be provided.

Barrier Rentals – Barrier rentals decreased by 3% in 2023 as compared to 2022. Revenue from the Company’s core rental barrier fleet decreased by 43% in 2023 as compared to 2022. The decrease in barrier rental revenue from the core rental barrier fleet was due to additional revenue recognized in the prior period related to the barrier buy-back agreement, which was fully recognized as of December 31, 2022. Additionally, the decrease is related to a temporary slowdown in barrier rental projects during the first half of 2023, however the Company saw a significant increase in projects during the fourth quarter of 2023. The decrease in barrier rental revenue from the core rental in the current year, was offset, in part, by an increase in barrier rental revenue from special barrier projects. Barrier rental revenue from special projects increased 157% in 2023 as compared to 2022. As indicated above, the Company is continuing to shift its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet that occurred during 2022. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher in 2024 as compared to barrier rental revenue, excluding revenue from special barrier projects, in 2023, as funding increases related to the Infrastructure Investment and Jobs Act, although no assurance can be given.

Royalty Income – Royalties increased by 5% in 2023 as compared to 2022. The increase in royalties is mainly due to the increase in barrier royalties during 2023 compared to 2022. As funding increases related to the Infrastructure Investment and Jobs Act, the Company expects 2024 royalties to increase compared to 2023, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues decreased by 11% for 2023 when compared to 2022. The decrease is mainly attributed to the decrease in shipping and installation of SlenderWall and architectural panels. This is associated with the decreased production of SlenderWall and architectural panels that occurred in the third and fourth quarters of 2022 that would typically be shipped and installed throughout 2023.

Cost of Sales – Total cost of sales for the year ended December 31, 2023 was $48,928, an increase of $8,266, or 20%, from $40,662 for the year ended December 31, 2022. Total cost of sales as a percentage of total revenue, not including royalties, increased to 86% for the year ended December 31, 2023 from 85% for the year ended December 31, 2022. The increase in cost of sales as a percentage of revenue, not including royalties, is mainly due to additional costs incurred, approximately $400, for the production of panels remade for one specific project in the second quarter of 2023. To a lesser extent, the margins for the year ended December 31, 2023 were negatively impacted by the decrease in revenues derived from barrier rental revenue, which carry higher margins than product sales. Higher revenue levels in 2023 than in 2022 had a favorable affect on margins reflecting the absorption of fixed overhead costs. Increased material and labor costs also affected margins for the year ended December 31, 2023 as compared to the same period in 2022.

General and Administrative Expenses – For the year ended December 31, 2023, the Company's general and administrative expenses increased by $439, or 8%, to $5,990 from $5,551 during the same period in 2022. The increase is mainly attributed to increased insurance costs for a specific project in New York. The Company previously reported a loss due to a wire fraud incident in the second quarter of 2023. The Company recovered additional funds in the fourth quarter of 2023 resulting in a net loss of $25 for the full year 2023. General and administrative expenses for the year ended December 31, 2023 also increased over the prior year due to an increase in audit fees and an increase in salaries and wages.

Selling Expenses – Selling expenses for the year ended December 31, 2023 increased by $480, or 16%, to $3,544 from $3,064 for the year ended December 31, 2022. Selling expenses increased during 2023 due to additional salespersons hired, increased commissions related to the increased sales, and increased spending for advertising. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income – The Company had operating income for the year ended December 31, 2023 of $1,118 compared to operating income of $854 for the year ended December 31, 2022, an increase of $264, or 31%. The increase in operating income was mainly due to the increase in gross profit and decrease in operating expenses as a percent of revenue.

Income Tax Expense – The Company had income tax expense of $528 for the year ended December 31, 2023 compared to income tax expense of $145 for the year ended December 31, 2022. The Company had an effective rate of 40.0% for the year ended December 31, 2023 compared to an effective rate of 15.4% for the same period in 2022. The increase in the effective tax rate is attributed to the increase in the Company’s state tax liability for a true-up of state tax expense.

Net Income – The Company had net income of $795 for the year ended December 31, 2023, compared to net income of $800 for the same period in 2022. The basic and diluted earnings per share was $0.15 for 2023 compared to basic and diluted earnings per share of $0.15 for the year ended December 31, 2022. There were 5,258 basic and 5,292 diluted weighted average shares outstanding in 2023, and 5,233 basic and 5,253 diluted weighted average shares outstanding in 2022.

Liquidity and Capital Resources

The Company financed its capital expenditures for 2023 with cash balances on hand. The Company had $5,789 of debt obligations at December 31, 2023, of which $636 is scheduled to mature within twelve months. During the twelve months ended December 31, 2023, the Company made repayments of outstanding debt in the amount $627.

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2023 was $1,398.

The Company also has a note payable to the Bank in the amount of $2,701. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The refinance also released the lien on the Smith-Columbia plant in Hopkins, South Carolina (Columbia). The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030. The balance of the note payable at December 31, 2023 was $1,814.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank in the amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on December 31, 2023 was $2,547.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances totaling $29.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of December 31, 2023.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of December 31, 2023. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2024. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2024. As of December 31, 2023, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2023, the Company had cash totaling $9,175 compared to cash totaling $6,726 at December 31, 2022. The increase in cash is primarily the result of cash provided from operations, more specifically related to the cash flow from barrier rentals in addition to an increase in customer deposits. Investing activities used $4,664 in cash primarily for the development of a storage lot for the barrier rental fleet and the purchase of a new batch plant system in South Carolina. Financing activities used $619 in cash in 2023 related to the repayment of notes payable throughout 2023.

Capital spending, including financed additions, decreased from $5,264 in 2022 to $5,010 in 2023. Capital expenditures in 2023 were primarily related to spending for the yard development for a storage lot for the barrier rental fleet, a new batch plant system for the South Carolina manufacturing facility, and the completion of the barrier buy-back. The Company anticipates capital spending for 2024 to be approximately $5,000, which includes expansion of the North Carolina manufacturing facility, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes acquisitions.

The Company's notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2023 and 2022 were 113 and 99 days, respectively. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s accounts receivable balance, net of allowance for credit losses, at December 31, 2023 was $17,209, compared to accounts receivable balance, net of allowance for doubtful accounts, of $16,223 at December 31, 2022. The increase is primarily the result of increased revenue and to a lesser extent, lagging effects of turnover of the accounts receivable position throughout the later part of 2022 and through the first quarter of 2023. The Company expects DSO to trend downwards, with increased collection efforts, although no assurance can be provided.

The Company’s inventory at December 31, 2023 was $5,150 and at December 31, 2022 was $3,818, an increase of $1,331. The annual inventory turns for 2023 and 2022 were 15.0 and 14.1, respectively.

Critical Accounting Policies and Estimates

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

Allowance for Credit Losses-The Company evaluates the adequacy of its allowance for credit losses at the end of each quarter. In performing this evaluation, the Company analyzes the payment history of its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, macro-economic conditions, and other customer specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable. This estimate involves significant judgment by the management of the Company. Actual uncollectible amounts may differ from the Company’s estimate.

Over-Time Revenue Recognition-The Company recognizes revenue on the sale of its standard precast concrete products, and the associated shipping and installation revenue, at shipment date, including revenue derived from any projects to be completed under short-term contracts. Leasing and royalties are recognized as revenue over time. Certain sales of soundwall, SlenderWall, and other architectural concrete products are recognized over time because as the Company's performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, and the Company has an enforceable right to receive compensation. Over time product contracts are estimated based on the number of units produced (output method) during the period multiplied by the unit rate stated in the contract. As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable trade - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Inflation

Management believes that the Company's operations were affected by inflation in 2023 and 2022, particularly in the purchases of certain raw materials such as cement, aggregates, and steel, and with labor costs. The Company believes that raw material pricing and labor costs will increase in 2024, although no assurance can be given regarding future pricing or costs.

Backlog

As of March 12, 2024, the Company's sales backlog was approximately $60.8 million as compared to approximately $52.4 million at approximately the same time in 2023. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced over multiple years. The increase in backlog was due to an increase in orders for products to be produced at all three manufacturing facilities, as well as an increase in the barrier rental backlog, as compared to the prior year. The Company expects the backlog to increase with continued bidding on large infrastructure and SlenderWall/architectural projects, although no assurance can be given.

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

The Company continues to evaluate both production and administrative processes, and has streamlined many of these processes through lean activities. During 2023 and 2022, the Company, through lean activities, continued to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to continuous improvement by eliminating waste and providing value. It is management's intention to continue on the lean journey while implementing a lean culture throughout the Company to help reach our goals for 2024. The Company's lean efforts are aimed to increase quality to the customer, significantly reduce defects, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by certain members of the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.

Due to the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded controls were not effective due to two identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. At December 31, 2023, the following material weaknesses existed:

Allowance for Credit Losses–As previously reported, the Company identified a material weakness related to the review of its allowances that continued to exist as of December 31, 2023. Specifically, the Company did not design and maintain the adequate management review controls related to the review over the determination of expected credit losses.

Journal Entries–The Company did not design and maintain effective processes and controls to ensure all journal entries are properly reviewed and approved prior to posting to the general ledger. Additionally, the Company did not maintain proper segregation of duties within its general ledger system as it relates to logical access to post and approve manual journal entries.

As a result of these material weaknesses, the Company’s management has concluded that, as of December 31, 2023 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013)issued by the COSO.

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. As a “smaller reporting company”, the Company is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.

Remediation Efforts

Management is committed to the remediation of the material weaknesses described above.

To address the material weakness associated with the review of the allowance for credit losses, management has designed and implemented enhanced control activities that includes detailed documentation of matters considered while preparing and reviewing the allowance for credit losses. While management believes they have effectively designed and implemented an enhanced review control, the material weakness will not be considered remediated until the control operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

To address the material weakness associated with the review and posting of journal entries, management is actively exploring potential functionality available with the Company’s general ledger system, as well as the need for monitoring controls to effectively mitigate the risk.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal fourth quarter of 2023, none of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Ashley B. Smith	61	1994	Chairman of the Board of Directors, Chief Executive Officer, and President

James Russell Bruner	68	2018	Director

Matthew I. Smith	57	2023	Director, Vice President of Sales & Marketing, and President of Concrete Safety Systems

Read Van de Water	60	2023	Director

Richard Gerhardt	57	2016	Director

Stephanie Poe	34	2023	Chief Financial Officer, Secretary, and Treasurer

Background

The following is a brief summary of the background of each Director and executive officer of the Company:

Ashley B. Smith. Chairman of the Board of Directors, Chief Executive Officer, and President. Ashley B. Smith has served as Chairman of the Board of Directors since January 2023, Chief Executive Officer of the Company since 2018, President of the Company since 2012, and as a Director since 1994. Mr. Smith was Vice President of the Company from 1990 to 2011. He is a past Chairman of the National Precast Concrete Association. Mr. Smith serves on the Board of Trustees of Bridgewater College in Bridgewater, Virginia. Mr. Smith holds a Bachelor of Science degree in Business Administration from Bridgewater College. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience gives him the qualifications and skills necessary to serve in the capacity as a director of the Company.

James Russell Bruner. Director. Mr. Bruner has served as a member of the Board of Directors of the Company since 2018. Mr. Bruner has served as Chairman of Maersk Line, Limited (“Maersk Line”) since November 2016 and was President and Chief Executive Officer of Maersk Line from 2014 to 2017. Maersk Line owns and operates a fleet of container and tanker ships that are under the flag of the United States. These ships support military, government and humanitarian missions through the transportation of United States government cargo on an international basis. Maersk Line operates as a subsidiary of A.P. Moller-Maersk A/S, an integrated transport and logistics company headquartered in Copenhagen, Denmark. Mr. Bruner attended Bridgewater College in Virginia. He is a graduate of the University of Michigan Executive Program and Harvard Business School's Advanced Management Program. The Company believes that Mr. Bruner's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Matthew I. Smith. Director, Vice President of Sales & Marketing, and President of Concrete Safety Systems. Mr. Smith has served as a member of the Board of Directors of the Company since December 2023. Mr. Smith is the Vice President of Sales & Marketing of the Company and the President of Concrete Safety Systems, the barrier rental division of Smith-Midland. He has served in these roles since 2008 and 2015, respectively. Prior to his appointment as a member of the Board of Directors, Mr. Smith served as an Advisor to the Board. He is active in the local community, serving as a member of the Board of Directors for Leadership Fauquier and as a Fauquier County Planning Commissioner. Mr. Smith is a past president and current board member of the Precast Concrete Association of Virginia. He has a bachelor’s degree in Business Administration from Bridgewater College. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience gives him the qualifications and skills necessary to serve in the capacity as a director of the Company.

Read Van de Water. Director. Ms. Van de Water has served as a member of the Board of Directors of the Company since December 2023. She has served as Senior Vice President of External Affairs Safran USA since 2011. Safran USA is an international high-technology aerospace, defense, and space company. Ms. Van de Water served as Chairman of the Board for the National Mediation Board from 2005 to 2009 and was a board member from 2003 to 2009. Ms. Van de Water served as the Assistant Secretary for Aviation & International Affairs for the U.S. Department of Transportation from 2001 to 2003 and as Legislative Counsel of International Trade and Health Care for The Business Roundtable from 1997 to 2001. Ms. Van de Water received her J.D. from The Georgetown University Law Center. She is also a graduate of Elliot School of International Affairs at George Washington University, and The University of the South: Sewanee. The Company believes that Ms. Van de Water’s current and past business-related experience provides her with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He is currently President of Sales Services International, Inc., a consulting firm, and Chief Sales Officer for IMEX Global Solutions, Inc., a logistics company, since April 2020, and is serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since 2016. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Stephanie Poe.Chief Financial Officer, Secretary, and Treasurer.Stephanie Poe has served as Chief Financial Officer, Secretary, and Treasurer of the Company since January 2023. Prior to becoming the Chief Financial Officer, Secretary, and Treasurer, Ms. Poe served as the Controller for the Company since January 2022 and the Accounting Manager for the Company since 2017. Prior to joining the Company, Ms. Poe worked at Ernst & Young as part of their tax practice. Ms. Poe is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Appalachian State University and a Master of Science degree in Accounting from George Mason University.

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

Insider Trading Policy

The Company has adopted an insider trading policy and related procedures governing the purchase, sale or other disposition of the Company’s securities by the Company and its directors, officers and employees, which are designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, the insider trading policy prohibits short sales of the Company’s stock, certain forms of hedging or monetizing transactions, holding the Company’s stock in a margin account, or pledging the Company’s stock as collateral for a loan without prior advance approval from our Chief Executive Officer (no such advance approvals were granted to directors or named executives officers in 2023).

Audit Committee

The Company created an Audit Committee in 2018. The Audit Committee consists of James Russell Bruner, Read Van de Water, and Richard Gerhardt, the three independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Changes To the Procedures by Which Security Holders May Recommend Nominees to the Company’s Board of Directors

On October 25, 2023, the Board adopted Amended and Restated By-laws (“By-laws”), which, among other things:

(a)

update and expand the By-laws to comply with the procedure and disclosure requirements applicable to nominations of directors by stockholders under Rule 14a-19 of the Exchange Act, and include changes in response to certain amendments to the General Corporation Law of the State of Delaware;

(b)

update and expand the requirements for the provision of background information and representations about stockholder director nominees to the Company including (i) completing a director’s questionnaire for any stockholder director nominee, and (ii) providing a written representation and agreement that such nominee is not and will not become a party to a voting arrangement relating to the Company that has not been disclosed to the Company and is not and will not become a party to any compensation, reimbursement or indemnification agreement in connection with such nominee’s service as a director other than as disclosed to the Company;

(c)

update and expand the procedure and requirements for inclusion of stockholder director nominees in the Company’s proxy statement, such as (i) the details to be included in the stockholder notice regarding the stockholder giving notice and any beneficial owner of such stockholder, (ii) the details to be included in the stockholder notice regarding the nominee for director, (iii) a requirement for updating and supplementing the stockholder notice so that the information provided is current and accurate, (iv) inclusion of such other information as the Company or the Board requires, (v) compliance by the stockholder giving notice with all requirements of the Exchange Act, and (vi) a requirement that the stockholder giving notice (or representative thereof) appear at the stockholder meeting;

(d)

change the timing for timely notice to stockholders for the annual meeting. To be timely, a stockholder’s notice shall be delivered to the Company not earlier than the one hundred and twentieth (120th) day and not later than the ninetieth (90th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder must be delivered not earlier the one hundred and twentieth (120th) day prior to the date of such annual meeting and not later than the later of the ninetieth (90th) day prior to the date of such annual meeting or if the public announcement of the date of such annual meeting is less than one hundred (100) days prior to the date of such annual meeting, the tenth (10th) day following the date on which the public announcement of the date of such annual meeting is first made by the Company.

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2023 and 2022 to the principal executive officer, as well as the other executive officer of the Company (the “named executive officers”):

Summary Compensation Table

	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2023	$329,059	$24,150	-	$11,982	$365,191
Chief Executive Officer and President (3)	2022	321,769	155,256	-	12,200	489,225

Stephanie Poe	2023	$147,290	$10,000	-	$6,292	$163,582
Chief Financial Officer, Secretary, and Treasurer (4)

(1)	Represents salaries paid in 2023 and 2022 for services provided by each named executive officer serving in the capacity listed.

(2)	Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)	”All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $11,982 and $12,200 for the years 2023 and 2022, respectively.

(4)	”All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $6,292 for the year 2023.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2023.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Ashley B. Smith	—	—	—	—	—	—	—	—
Stephanie Poe	—	—	—	—	—	—	—	—
TOTAL	—	—			—	—	—	—

Compensation of Directors

Effective for 2024, all non-executive officer Directors receive, per annum, $40,000 in cash compensation and $15,000 in stock compensation for their services as Directors.

The Company does not pay any additional compensation to directors who are members of management or are employed by the Company, but the Company reimburses all directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings or otherwise in their capacity as directors.

Fiscal 2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Ashley B. Smith (1)	—	—	—	—	—	—	—
James Russell Bruner	12,000	15,008	—	—	—	—	27,008
Matthew I. Smith (2)	—	—	—	—	—	—	—
Read Van de Water (3)	—	—	—	—	—	—	—
Richard Gerhardt	12,000	15,008	—	—	—	—	27,008
Wesley A. Taylor	9,000	15,008	—	—	—	—	24,008

(1)	All compensation for Mr. A. Smith is reported in Item 11. Executive Compensation.

(2)	Mr. M. Smith is employed by the Company. No additional compensation paid related to his position as a director.

(3)	No compensation paid to Ms. Van de Water as she was appointed as a director after 2023 meetings were held.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

The Company has entered into an employment agreement (the “Employment Agreement”), dated as of November 11, 2020, with Ashley B. Smith pursuant to which Mr. Smith serves as the Chief Executive Officer and President of the Company.

The Employment Agreement was initially for a term of three years commencing on November 11, 2020 (the “Effective Date”) through and including November 10, 2023 (the “Employment Period”). Commencing on the first anniversary of the Effective Date, and on each annual anniversary thereafter (such date and each annual anniversary thereof shall be hereinafter referred to as the “Renewal Date”), unless previously terminated, the Employment Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 180 days prior to the Renewal Date the Company shall give notice to Mr. Smith, or Mr. Smith shall give notice to the Company, that the Employment Period shall not be so extended. The Employment Agreement provided for an initial base salary (“Base Salary”) of $300,000 per year, with an increase of no less than 3% per annum, based on advice provided by a compensation consultant in 2019. Mr. Smith’s Base Salary shall be reviewed annually by the Compensation Committee of the Board of Directors (the “Compensation Committee”) pursuant to its normal performance review policies for senior executives and may be increased but not decreased. Mr. Smith is also entitled to receive an annual bonus incentive payment (the “Incentive Bonus Payment”) as determined by the Compensation Committee in its discretion and, if applicable, in accordance with the terms of any applicable incentive plan of the Company and subject to the achievement of any performance goals established by the Compensation Committee with respect to such fiscal year. Mr. Smith shall also be eligible to participate in long term cash and equity incentive plans and programs applicable to senior officers of the Company.

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

The Company entered into a Change of Control Severance Agreement, dated as of January 8, 2024, with Stephanie Poe, the Company’s Chief Financial Officer, Secretary and Treasurer.

The Severance Agreement provides that, in the event of departure of Ms. Poe, upon Ms. Poe’s last day of employment with the Company (the “Termination Date”), Ms. Poe shall receive her accrued but unpaid Base Pay and vacation along with reimbursement for valid business expenses and any vested Employee Benefits, regardless of whether Ms. Poe signs a release of claims against the Company (a “Release”). In addition, if Ms. Poe sustains a Qualifying Termination (the Company terminates Ms. Poe without Cause or Ms. Poe leaves the Company for Good Reason (generally, for material diminution in Ms. Poe’s Base Pay, or position, authority, duties or responsibilities, relocation of Ms. Poe’s principal place of business to a location more than 30 miles from Ms. Poe’s principal place of business or material breach by the Company of the Severance Agreement)) and executes and delivers a Release to the Company, the Company shall provide Ms. Poe with cash payments equal to one year of Base Pay, payable in substantially equal monthly installments over the twelve (12) month period following the Termination Date. For a twelve (12) month period, the Company shall also continue to provide Ms. Poe with Employee Benefits that are reasonably equivalent (and at the same cost to Ms. Poe) to the Employee Benefits provided to Ms. Poe immediately prior to the Termination Date and Ms. Poe shall be entitled to receive a single lump sum cash payment equal to the average of her prior three (3) year annual cash bonuses. In addition, if Ms. Poe’s Qualifying Termination occurs within 24 months following a Change in Control, as of the effective date of the Release, all of Ms. Poe’s (i) outstanding and unvested stock options shall become fully vested and exercisable and (ii) outstanding and unvested time-based restricted stock units shall become fully vested.

Ms. Poe is also subject to non-competition and non-solicitation restrictions during her employment with the Company and for a period of one year after the Termination Date.

The Company has an agreement with its former Chief Executive Officer and former Chairman of the Board, Rodney I. Smith. Mr. Smith ceased providing services as Chief Executive Officer in May 2018. The agreement provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of Mr. Smith’s rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith is currently being compensated with respect to royalty payments in accordance with the agreement.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is an officer or employee of the Company or has or had at any time any relationship with the Company that requires disclosure under Item 404 of Regulation S-K, except that Wesley A. Taylor, who resigned from the Board of Directors in 2023, was Vice President of Administration of the Company from 1989 until January 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 29, 2024, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Number of Shares Beneficially Owned (1) (3)	Percentage of Class
Rodney I. Smith (2)(4)	549,499	10.4%

Ashley B. Smith (2)(4)	195,626	3.7%

James Russell Bruner (2)	12,594	*

Matthew I. Smith (2)(4)	5,878	*

Read Van de Water (2)	—	—

Richard Gerhardt (2)	7,131	*

Stephanie Poe (2)	828	*

Thompson Davis & Co., Inc. (5)	1,527,191	29.0%

All directors and executive officers as a group (6 persons)	222,057	4.2%

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

(2)

The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, James Russell Bruner, Matthew I. Smith, Richard Gerhardt, and Mss. Read Van de Water and Stephanie Poe is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4)

Ashley B. Smith and Matthew I. Smith are brothers and the sons of Rodney I. Smith. Each of Rodney I. Smith, Ashley B. Smith, and Matthew I. Smith disclaims beneficial ownership of the other’s shares of Common Stock.

(5)	Address of holder is 9030 Stony Point Pkwy, Ste 100, Richmond, VA 23235. Based on the Form 13-D filed with the Securities and Exchange Commission on March 7, 2024 by Thompson Davis & Co., Inc.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2023 regarding the Company's equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	89,303
Total	—	—	89,303

(1)

A brief description of the Company's 2016 Equity Incentive Plan (the “Equity Plan”) is contained in Note 6 of the Notes to Consolidated Financial Statements. The Equity Plan has a balance of 89,303 shares of stock unissued and available for award at December 31, 2023.

On October 13, 2016, the Company's Board of Directors adopted the Equity Plan. Employees, directors and consultants of the Company are eligible to participate in the Equity Plan. The Equity Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the “Committee”). The Equity Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Plan subject to the limitations and other provisions of the Equity Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 89,303 remains available for issuance at December 31, 2023. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are three independent directors of the Company, Mr. James Russell Bruner, Mr. Richard Gerhardt, and Ms. Read Van de Water. The test utilized by the Company for the determination of independence is that under the NASDAQ listing standards.

On an ongoing basis, the Company reviews all “related party transactions” (those transactions that are required to be disclosed by SEC Regulation S-K, Item 404), if any, for potential conflicts of interest and all such transactions must be approved by the Board of Directors. No transactions for the year ended December 31, 2023 meet the criteria for disclosure.

Item 14. Principal Accountant Fees and Services

On August 23, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, approved the engagement of BDO USA, P.C. (“BDO”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023.

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO USA, P.C.; Richmond, VA, the principal accountant for the audit of the Company for the year ended December 31, 2023 and FORVIS, LLP; Richmond, VA, the principal accountant for the audit of the Company for the year ended December 31, 2022; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below (in thousands).

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

The Audit Committee has established pre-approval policies and procedures with respect to the engagement of the Company’s independent accountants and audit and permissible non-audit services, provided by the independent accountants. Such policies and procedures do not include the delegation of the responsibilities of the Audit Committee to management. All of the services provided by BDO and FORVIS described below (in thousands) for 2023 and 2022, respectively, were pre-approved by the Audit Committee.

	2023	2022
Audit Fees	$454	$336
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$454	$336

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.

(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)	The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2023).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.1	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.2

Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3

Commitment Letter, dated November 27, 2023, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).

10.4

Commercial Line of Credit Agreement and Note, dated October 1, 2023, for the renewal of the line of credit in the amount of $5,000,000 with Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).

10.5

Promissory Note, dated October 11, 2019, in the amount of $2,228,000 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.6

Commercial Security Agreement, dated October 1, 2018, with Summit Community Bank (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.7

Deed of Trust dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.8

Commercial Security Agreement dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

30

10.9

Promissory Note, dated March 27, 2020, in the amount of $2,701,404 issued by the Company to Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

10.10

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

10.12

Modification Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2022) to the Credit Line Deed of Trust, dated September 12, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2013).

10.13	2016 Equity Incentive Plan (Incorporated by reference to the Registration Statement on Form S-8 (No. 333-214788) filed on November 23, 2016).

10.14

Employment Agreement, dated as of November 11, 2020, between the Company and Ashley B. Smith (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2020).

10.15	Smith-Midland Corporation Long-Term Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2022).

10.16

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

10.19

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

10.21

Severance Agreement, dated January 8, 2024, between the Company and Stephanie Poe (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2024).

19	Company Insider Trading Policy.

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, P.C.

23.2	Consent of FORVIS, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Company Clawback Policy.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: May 23, 2024	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2024	By:	/s/ Stephanie Poe
Stephanie Poe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashley B. Smith	Director	May 23, 2024
Ashley B. Smith

/s/ James Russell Bruner	Director	May 23, 2024
James Russell Bruner

/s/ Matthew I. Smith	Director	May 23, 2024
Matthew Smith

/s/ Read Van de Water	Director	May 23, 2024
Read Van de Water

/s/ Richard Gerhardt	Director	May 23, 2024
Richard Gerhardt

Smith-Midland Corporation

and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Smith-Midland Corporation

and Subsidiaries

F- 1

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Smith-Midland Corporation

Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Smith-Midland Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses of Accounts Receivable – Trade Billed

As described in Note 2 to the consolidated financial statements, the Company recognized an allowance for credit losses of $0.8 million for its consolidated accounts receivable trade - billed as of December 31, 2023. The Company estimates expected credit losses by analyzing prior collection history with its customers, the related aging of past due balances, historical trends or past events, and forecasts of future economic conditions.

We identified the estimation of the allowance for credit losses of accounts receivable – trade billed as a critical audit matter. The principal considerations for our determination are that the allowance for credit losses involves significant judgement in assessing certain inputs and assumptions, including historical experience and current customer specific conditions. In addition, the Company identified a material weakness in its review of the estimate of the allowance for credit losses, which impacted the extent of our procedures. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Testing the collectability of certain past due accounts receivable balances by obtaining and assessing the underlying support for the collectability of such amounts, including collections occurring subsequent to year-end, review of contract retention provisions and their application to invoicing, inspection of customer correspondence, and inquiries of financial management.

•	Performing a retrospective review over the allowance in prior periods as compared to actual write-offs.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.

Richmond, Virginia

May 23, 2024

F- 2

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

/s/ FORVIS, LLP

We served as the Company’s auditor from 2022 to 2023.

Richmond, Virginia

April 17, 2023

F- 3

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$9,175	$6,726
Accounts receivable, net
Trade - billed (less allowances of $806 and $781), including contract retentions	17,209	16,223
Trade - unbilled	525	990
Inventories, net
Raw materials	2,329	1,776
Finished goods	2,821	2,042
Prepaid expenses	1,266	706
Refundable income taxes	—	477

Total current assets	33,325	28,940

Property and equipment, net	27,680	25,124

Other assets	343	249

Total assets	$61,348	$54,313

See accompanying notes to consolidated financial statements.

F- 4

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$7,336	$5,816
Accrued expenses and other liabilities	831	799
Deferred revenue	2,717	2,243
Accrued compensation	1,203	788
Accrued income tax	473	146
Operating lease liabilities	43	77
Current maturities of notes payable	636	618
Customer deposits	2,779	737

Total current liabilities	16,018	11,224

Deferred revenue	4,424	2,174
Operating lease liabilities	2	45
Notes payable - less current maturities	5,092	5,730
Deferred tax liability	1,651	2,085

Total liabilities	27,187	21,258

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,349,599 and 5,345,189 issued and 5,308,679 and 5,304,269 outstanding, respectively	54	53
Additional paid-in capital	7,814	7,440
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	26,395	25,664

Total stockholders’ equity	34,161	33,055

Total liabilities and stockholders' equity	$61,348	$54,313

See accompanying notes to consolidated financial statements.

F- 5

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue
Product sales	$38,748	$27,821
Barrier rentals	6,330	6,545
Royalty income	2,633	2,498
Shipping and installation revenue	11,869	13,267

Total revenue	59,580	50,131

Cost of sales	48,928	40,662

Gross profit	10,652	9,469

General and administrative expenses	5,990	5,551
Selling expenses	3,544	3,064

Total operating expenses	9,534	8,615

Operating income	1,118	854

Other income (expense)
Interest expense	(255)	(260)
Interest income	24	14
Gain on sale of assets	346	109
Other income, net	90	228

Total other income (expense), net	205	91

Income before income tax expense	1,323	945

Income tax expense	528	145

Net income	$795	$800

Basic and diluted earnings per share	$0.15	$0.15

See accompanying notes to consolidated financial statements.

F- 6

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2021	5,353,095	$53	(40,920)	$(102)	$6,935	$24,864	$31,750

Vesting of restricted stock	—	—	—	—	505	—	505

Forfeiture of restricted stock	(7,906)	—	—	—	—	—	—

Net income	—	—	—	—	—	800	800

Balance, December 31, 2022	5,345,189	$53	(40,920)	$(102)	$7,440	$25,664	$33,055

Adjustment for Adoption of ASU 2016-13	—	—	—	—	—	(64)	(64)

Vesting of restricted stock	—	1	—	—	374	—	375

Issuance of restricted stock	4,410	—	—	—	—	—	—

Net income	—	—	—	—	—	795	795

Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

See accompanying notes to consolidated financial statements.

F- 7

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Reconciliation of net income to net cash provided by (used in) operating activities

Net income (loss)	$795	$800
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,399	2,881
(Gain) loss on sale of fixed assets	(346)	(109)
Allowance for credit losses and doubtful accounts	(39)	344
Stock compensation	375	505
Inventory Reserve	19	14
Deferred taxes	(434)	130
(Increase) decrease in
Accounts receivable - billed	(1,010)	(6,554)
Accounts receivable - unbilled	464	(551)
Inventories	(1,351)	(987)
Prepaid expenses and other assets	(678)	(227)
Refundable income taxes	478	(66)
Increase (decrease) in
Accounts payable - trade	1,520	3,745
Accrued expenses and other liabilities	32	142
Deferred revenue	2,724	98
Accrued compensation	415	(248)
Accrued income taxes	327	(1,887)
Deferred buy-back lease obligation, net	—	(3,776)
Customer deposits	2,042	(588)

Net cash provided by (used in) operating activities	$7,732	$(6,334)

See accompanying notes to consolidated financial statements.

F- 8

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(continued)

	December 31,
	2023	2022
Cash flows from investing activities
Purchases of property and equipment	(5,010)	(2,749)
Proceeds from sale of fixed assets	346	118

Net cash provided by (used in) investing activities	(4,664)	(2,631)

Cash flows from financing activities
Proceeds from long-term borrowings	—	2,805
Repayments of long-term borrowings	(619)	(581)
Capitalized Loan Costs	—	(25)

Net cash provided by (used in) financing activities	(619)	2,199

Net increase (decrease) in cash	2,449	(6,766)
Cash, beginning of year	6,726	13,492

Cash, end of year	$9,175	$6,726

Supplemental cash flow information:

Cash payments for interest	$255	$260
Cash payments for income taxes	$189	$2,260
Capital expenditures in accounts payable	$2,049	$2,014

See accompanying notes to consolidated financial statements.

F- 9

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Smith-Midland Corporation and its wholly-owned subsidiaries (the “Company”) develop, manufacture, license, sell and install precast concrete products and systems for the construction, transportation and utilities industries in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $108 and $88 at December 31, 2023 and 2022, respectively.

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

F- 10

 Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) in its consolidated statement of income. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2019. The Company does not have any uncertain tax positions as of December 31, 2023, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

Stock Compensation

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan which allows the Company to grant up to 400,000 shares of common stock of the Company to employees, officers, directors and consultants. The grants may be in the form of restricted or performance shares of common stock of the Company. The fair value of each restricted stock grant is estimated to be the sales price of the common stock at the close of business on the day of the grant. In addition, the Company accounts for forfeitures of awards as they occur.

Revenue Recognition

Product Sales - Over Time

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

F- 11

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Product Sales - Point in Time

For certain product sales, that do not meet the over time criteria, the Company recognizes revenue when the product has been shipped to the destination in accordance with the terms outlined in the contract where a present obligation to pay exists and the customers have gained control of the product.

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. The Company’s Accounts receivable trade – billed (in thousands), arising from Topic 606 is $13,685, $13,702, and $7,649 as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as “Accounts receivable trade - unbilled” (contract assets). The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances (in thousands) are as follows:

	Year Ended December 31,
	2023	2022
Accounts receivable trade – unbilled, beginning of the period	$990	$439
Accounts receivable trade – unbilled, end of the period	525	990
Amounts invoiced in the period from amounts included at the beginning of the period	910	317

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as “Customer deposits” (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances (in thousands) are as follows:

	Year Ended December 31,
	2023	2022
Customer deposits, beginning of the period	$737	$1,325
Customer deposits, end of the period	2,779	737
Revenue recognized in the period from amounts included at the beginning of the period	308	983

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2023, December 31, 2022, and December 31, 2021 accounts receivable included contract retentions (in thousands) of approximately $1,310, $932, and $1,139, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. At December 31, 2023 and December 31, 2022, total allowances for credit losses and doubtful accounts were $806 and $781, respectively.

The rollforward of our allowance for credit losses (in thousands) for the year ended December 31, 2023, was as follows:

Balance at December 31, 2022	$781
Cumulative Effect of Adoption of ASU 2016-13	64
Provision for Expected Credit Losses	(39)
Balance at December 31, 2023	$806

Sale to Customer with a Buy-Back Guarantee - Lease Income

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we were required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation was deferred until the buy-back was executed. The remaining sale proceeds were deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back was executed. The Company capitalized the cost of the product on the consolidated balance sheet, and depreciated the value, less residual value, to cost of leasing revenue in “Cost of sales” over the estimated useful life of the asset. The deferred revenue and deferred costs related to the buy-back agreement were fully amortized as of December 31, 2022 and, therefore, the accounting as described has no impact for the year ended December 31, 2023.

Pursuant to an amendment entered into by the Company with the customer on April 13, 2022, the Company agreed to purchase barrier back in the amount equal to the buy-back guarantee. Accordingly, the Company settled any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassified the net book value of the purchased product to “Property and equipment, net”. The revenue was recognized in accordance with Topic 842, Leases. See Note 7. Commitments and Contingencies for additional information regarding the amendment.

Barrier Rentals - Lease Income

Leasing fees are paid by customers at the beginning of the lease agreement. We record amounts billed to customers in excess of recognizable revenue, as deferred revenue on the balance sheet. Revenue is recognized on a straight-line basis each month as lease income for the duration of the lease, in accordance with Topic 842, Leases.

Royalty Income

The Company licenses certain products to other precast companies to produce the Company's products to engineering specifications under the licensing agreements. The agreements are typically for five-year terms and require royalty payments from 4% to 6% of total sales of licensed products, which are paid every month. The revenues from licensing agreements are recognized in the month earned.

F- 12

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Shipping and Installation

Shipping and installation revenues are recognized as a distinct performance obligation in the period the shipping and installation services are provided to the customer, in accordance with Topic 606.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type (Disaggregated Revenue)	2023	2022	Change	% Change
Product Sales:
Soundwall Sales	$7,671	$4,128	$3,543	86%
Architectural Sales	1,131	4,269	(3,138)	(74)%
SlenderWall Sales	5,312	1,489	3,823	257%
Miscellaneous Wall Sales	6,418	3,475	2,943	85%
Barrier Sales	7,827	6,717	1,110	17%
Easi-Set and Easi-Span Building Sales	4,712	4,089	623	15%
Utility Sales	2,857	2,023	834	41%
Miscellaneous Sales	2,820	1,631	1,189	73%
Total Product Sales	38,748	27,821	10,927	39%
Barrier Rentals	6,330	6,545	(215)	(3)%
Royalty Income	2,633	2,498	135	5%
Shipping and Installation Revenue	11,869	13,267	(1,398)	(11)%
Total Service Revenue	20,832	22,310	(1,478)	(7)%
Total Revenue	$59,580	$50,131	$9,449	19%

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

For the year ended December 31, 2023, the Company derived 14% of its revenue from one customer. For the year ended December 31, 2022, no customer represented more than 10% of the Company’s revenue. As of December 31, 2023, two customers’ outstanding receivable balance each equaled 10% of the total outstanding receivable balance. As of December 31, 2022, no customer’s outstanding receivable balance exceeded 10% of the total outstanding receivable balance.

Sales and Use Taxes

The Company excludes sales taxes as part of revenue, and includes use taxes on construction materials reported in cost of sales.

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

F- 13

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a regular basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer-specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for credit losses at December 31, 2023 is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenue from December through February and may realize a substantial part of its revenue during the other months of the year.

Fair Value of Financial Instruments

The carrying value for each of the Company’s financial instruments approximates fair value because of the short-term nature of those instruments. The estimated fair value of the long-term debt approximates carrying value based on current rates offered to the Company for debt of similar maturities. The fair value of the Company’s long-term debt agreements were considered Level 2 liabilities.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $490 and $421 in 2023 and 2022, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets including identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the two years ended December 31, 2023.

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts.. We adopted this standard, and all related amendments, effective January 1, 2023, on a modified retrospective basis.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of the standard on its financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. The Company is evaluating the impact of the standard on its financial statements and related disclosures.

F- 14

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):
	December 31,
	2023	2022
Land and land improvements	$8,579	$7,245
Buildings and improvements	10,503	9,536
Machinery and equipment	16,240	15,139
Rental equipment	11,645	10,264

Total property and equipment	46,967	42,184
Less: accumulated depreciation and amortization	(19,287)	(17,060)

Property and equipment, net of accumulated depreciation and amortization	$27,680	$25,124

Depreciation expense and amortization (in thousands) was approximately $2,378 and $2,892 for the years ended December 31, 2023 and 2022, respectively.

4. NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2023	2022
Note payable to Summit Community Bank (the “Bank”), maturing February 2037; with monthly payments of approximately $21 of principal and interest fixed at 4.09%; net of $22 and $24 of deferred loan costs, respectively; collateralized by the related real property.	$2,525	$2,668

Note payable to the Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a Promissory Notes Rate Conversion Agreement; net of $16 and $18 of deferred loan costs, respectively; collateralized by all assets of Smith-Carolina Corporation and guaranteed by the Company.	1,382	1,590

Note payable to the Bank, maturing March 2030; with monthly payments of approximately $27 of principal and interest fixed at 3.99%; net of $22 and $25 of deferred loan costs, respectively; collateralized by the Company’s property, plant, and buildings.	1,792	2,039

Installment notes, collateralized by certain machinery and equipment maturing at various dates; with monthly payments varying from $0.9 to $3.4 with annual interest rates between 2.90% and 3.99%.	29	51

A revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000, maturing October 1, 2024, which carries a variable interest rate of prime, and a floor of 3.50% and an initial rate of 8.50% adjustable monthly (8.50% at December 31, 2023). The amount available is based on the lower of the maximum $5,000 or eligible inventory and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.

	—	—

A guidance line of credit to purchase business equipment in an amount up to $1,500, maturing October 1, 2024, with an interest rate of at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The line of credit is collateralized by a first lien position on all equipment purchased under the line.	—	—

Total Notes Payable Outstanding	5,728	6,348
Less current maturities	(636)	(618)

Notes Payable-less current maturities	$5,092	$5,730

The total notes payable balance is offset by debt issuance costs associated with securing the loans summarized above and are amortized straight line over the term of the related loan, which approximates the effective interest rate method. The total unamortized costs (in thousands) as of December 31, 2023 is $60 and $68 as of December 31, 2022.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of (in thousands) $5,000 and must maintain tangible net worth of $10,000.

F- 15

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

The Company's notes payable includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures, and limits on the payment of cash dividends. At December 31, 2023, the Company was in compliance with all covenants.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2024	$636
2025	658
2026	671
2027	699
2028	727
Thereafter	2,337

$5,728

5. RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its former Chief Executive Officer and Chairman of the Board, Rodney I. Smith. Mr. Smith received his salary, pursuant to the terms of the agreement, through September 2021. While Mr. Smith has ceased providing executive officer services pursuant to such agreement, the agreement provides for an annual royalty fee of $99 thousand payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the patents. Mr. Smith also received compensation from the Company for his services as a Director and Chairman of the Board, until his resignation in January 2022.

F- 16

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

6. INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2023	2022
Federal:
Current	$467	$(63)
Deferred	(275)	212
	192	149
State:
Current	495	78
Deferred	(159)	(82)
	336	(4)

Income tax expense	$528	$145

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2023		2022
Income taxes at statutory rate	$278	21.0%	$199	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	32	2.4%	(22)	(2.3)%
Stock compensation	(2)	(0.1)%	(11)	(1.2)%
Provision-to-return	240	18.2%	(2)	(0.2)%
Other	(20)	(1.5)%	(19)	(1.9)%

Income tax expense	$528	40.0%	$145	15.4%

F- 17

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$213	$319
Allowance for credit losses and doubtful accounts	195	180
Accrued vacation	70	59
Deferred revenue	1,509	768
Equity Compensation	135
Right-of-use asset	11	28
Other	151	118
Gross deferred tax assets	2,284	1,472

Deferred tax liabilities:
Retainage	(299)	(240)
Fixed assets	(3,422)	(3,195)
Prepaid expenses	(188)	(76)
Amortization - intangibles	(15)	(14)
Realized gain loss	—	(4)
Lease liability	(11)	(28)
Gross deferred tax liabilities	(3,935)	(3,557)

Net deferred tax liability	$(1,651)	$(2,085)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future positive earnings, management has determined that the deferred tax assets are realizable.

As of December 31, 2023 and 2022, the Company had approximately $5,061 and $4,217 (in thousands), respectively, of state net operating losses (NOLs) available to offset future state taxable income. The state NOLs begin expiring at various times between 2028 and 2037.

7. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2023 and 2022 were approximately $248 and $225, respectively.

F- 18

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

8. STOCK COMPENSATION

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants and 89,303 share remain available to be granted as of December 31, 2023. The grants may be in the form of restricted or performance shares of common stock of the Company. The total intrinsic value (in thousands) of the outstanding shares of restricted stock at December 31, 2023 and 2022 is $510 and $608, respectively.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. The Company assumes no forfeitures as they are granted to key executives and board members.

Restricted stock activity during the years ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2022	47,859	12.70
Granted	4,410	19.15
Vested	9,991	18.19

Non-vested, December 31, 2023	42,278	$12.07

In 2021, the Compensation Committee and Board of Directors approved a Long-Term Incentive Plan with respect to the grant of stock pursuant to the 2016 Equity Incentive Plan. The final equity amount earned is based on continued service through the three-year performance period ending on December 31, 2023, Board discretion, and performance results. The actual number of performance-based shares of common stock of the Company, if any, earned by the award recipients is determined based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue growth performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount received is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence. As of the date of these financial statements, the final awarded amount has not been determined, however the stock compensation cost was recognized over the requisite performance/service period using the straight-line method and based on the probable number of shares to be awarded

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation expense (in thousands) for the years ended December 31, 2023 and 2022 was approximately $375 and $505, respectively, based upon the value at the date of grant. The Company recognized tax benefits (in thousands) of $9 and $53 related to stock compensation expense for the years ended December 31, 2023 and 2022, respectively. The fair value of the shares vested (in thousands) for the years ended December 31, 2023 and 2022 was $221 and $570, respectively, based upon the value at the date of vesting. There was $34 thousand of unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2023 and will be recognized ratably over a 21 month period. All non-vested restricted vests and is earned based on continued service of the award recipients.

F- 19

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

9. COMMITMENTS AND CONTINGENCIES

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in ‘Revenue Recognition-Sale to Customer with a Buy-Back Guarantee-Lease Income’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the buy-back agreement, 210,000 linear feet, as well as approximately an additional 115,000 linear feet. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. The deferred buy-back lease asset and obligation were fully reduced as the Company picked up the original 210,000 linear feet throughout 2022. As of December 31, 2023, the Company has picked up all barrier related to this purchase agreement and does not expect to incur any additional costs related to this purchase.

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business. In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

10. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2023	2022
Basic earnings per share

Income available to common shareholders	$795	$800

Weighted average shares outstanding	5,258	5,233

Basic earnings per share	$0.15	$0.15

Diluted earnings per share

Income available to common shareholders	$795	$800

Weighted average shares outstanding	5,258	5,233
Dilutive effect of restricted stock	34	20

Total weighted average shares outstanding	5,292	5,253

Diluted earnings per share	$0.15	$0.15

There was no restricted stock or other common stock equivalents excluded from the diluted earnings per share calculation for the years ended December 31, 2023 and December 31, 2022.

F- 20