Form 10-Q
period 2024-03-31
SMITH MIDLAND CORP
filed 2024-06-11
CIK 924719

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Common Stock, $0.01 par value per share, outstanding as of June 3, 2024: 5,296,659 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

ASSETS	March 31, 2024 (Unaudited)	December 31, 2023
Current assets
Cash	$6,801	$9,175
Accounts receivable, net
Trade - billed (less allowances of approximately $953 and $806, respectively), including contract retentions	20,055	17,209
Trade - unbilled	637	525
Inventories, net
Raw materials	2,939	2,329
Finished goods	4,012	2,821
Prepaid expenses	1,246	1,266

Total current assets	35,690	33,325

Property and equipment, net	28,826	27,680

Other assets	337	343

Total assets	$64,853	$61,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2024 (Unaudited)	December 31, 2023
Current liabilities
Accounts payable - trade	$6,944	$7,336
Accrued expenses and other liabilities	1,900	831
Deferred revenue	3,217	2,717
Accrued compensation	871	1,203
Accrued income taxes	831	473
Operating lease liabilities	34	43
Current maturities of notes payable	640	636
Customer deposits	2,950	2,779

Total current liabilities	17,387	16,018

Deferred revenue	5,572	4,424
Operating lease liabilities	—	2
Notes payable - less current maturities	4,931	5,092
Deferred tax liability	1,650	1,651

Total liabilities	29,540	27,187

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,349,599 and 5,349,599 issued and 5,308,679 and 5,308,679 outstanding, respectively	54	54
Additional paid-in capital	7,819	7,814
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	27,542	26,395

Total stockholders' equity	35,313	34,161

Total liabilities and stockholders' equity	$64,853	$61,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Product sales	$10,752	$8,242
Barrier rentals	893	1,120
Royalty income	575	411
Shipping and installation revenue	4,536	3,069

Total revenue	16,756	12,842

Cost of sales	12,845	10,676

Gross profit	3,911	2,166

Operating expenses
General and administrative expenses	1,549	1,350
Selling expenses	853	762

Total operating expenses	2,402	2,112

Operating income (loss)	1,509	54

Other income (expense)
Interest expense	(60)	(64)
Interest income	8	6
Gain on sale of assets	3	82
Other income	44	25

Total other income (expense)	(5)	49

Income (loss) before income tax expense (benefit)	1,504	103

Income tax expense (benefit)	357	23

Net income (loss)	$1,147	$80

Basic earnings (loss) per common share	$0.22	$0.02
Diluted earnings (loss) per common share	$0.21	$0.02

Weighted average number of common shares outstanding:
Basic	5,309	5,256
Diluted	5,350	5,290

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	5	—	5

Net income (loss)	—	—	—	—	—	1,147	1,147

Balance, March 31, 2024	5,349,599	$54	(40,920)	$(102)	$7,819	$27,542	$35,313

Balance, December 31, 2022	5,345,189	$53	(40,920)	$(102)	$7,440	$25,664	$33,055

Adoption of ASU 2016-13	—	—	—	—	—	(63)	(63)

Vesting of restricted stock	—	—	—	—	85	—	85

Net income (loss)	—	—	—	—	—	80	80

Balance, March 31, 2023	5,345,189	$53	(40,920)	$(102)	$7,525	$25,681	$33,157

  The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,147	$80
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	641	594
(Gain) loss on sale of property and equipment	(352)	(82)
Allowance for credit losses	147	92
Stock compensation	5	85
Deferred taxes	(1)	1
(Increase) decrease in
Accounts receivable - billed	(2,993)	(1,800)
Accounts receivable - unbilled	(112)	(1,544)
Inventories	(1,801)	(1,173)
Prepaid expenses	20	(70)
Refundable income taxes	—	2
Increase (decrease) in
Accounts payable - trade	(392)	624
Accrued expenses and other liabilities	1,069	(54)
Deferred revenue	1,648	59
Accrued compensation	(332)	(148)
Accrued income taxes	358	22
Customer deposits	171	1,757
Net cash provided by (used in) operating activities	(777)	(1,555)
Cash flows from investing activities:
Purchases of property and equipment	(1,795)	(1,164)
Proceeds from the sale of property and equipment	355	82
Net cash provided by (used in) investing activities	(1,440)	(1,082)
Cash flows from financing activities:
Repayments of long-term borrowings	(157)	(153)
Net cash provided by (used in) financing activities	(157)	(153)
Net increase (decrease) in cash	(2,374)	(2,790)
Cash
Beginning of period	9,175	6,726
End of period	$6,801	$3,936

Supplemental Cash Flow Information:
Cash payments for interest	$60	$64
Cash payments for income taxes	$—	$—

Non-Cash Investing Activity:
Capital expenditures in accounts payable	$2,099	$2,052

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated December 31, 2023 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Recently Accounting Pronouncements

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

Accounts Receivable and Contract Balances

The timing of when the Company bills the customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. The Company’s Accounts receivable trade – billed, arising from Topic 606 is $16,112 and $13,685 as of March 31, 2024 and December 31, 2023, respectively.

Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances are as follows:

	Quarter Ended March 31,
	2024	2023
Accounts receivable trade – unbilled, beginning of the period	$525	$990
Accounts receivable trade – unbilled, end of the period	637	2,534
Amounts invoiced in the period from amounts included at the beginning of the period	27	304

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances are as follows:

	Quarter Ended March 31,
	2024	2023
Customer deposits, beginning of the period	$2,779	$737
Customer deposits, end of the period	2,950	2,494
Revenue recognized in the period from amounts included at the beginning of the period	705	433

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At March 31, 2024 and December 31, 2023 accounts receivable included contract retentions of approximately $1,251 and $1,310, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. At March 31, 2024 and December 31, 2023, total allowances for credit losses were $953 and $806, respectively.

The rollforward of our allowance for credit losses for the quarter ended March 31, 2024, was as follows:

Balance at December 31, 2023	$806
Provision for Expected Credit Losses	147
Balance at March 31, 2024	$953

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended March 31,
	2024	2023
Soundwall Sales	$2,980	$1,046
Architectural Panel Sales	321	409
SlenderWall Sales	—	1,281
Miscellaneous Wall Sales	1,751	1,205
Barrier Sales	1,734	2,759
Easi-Set and Easi-Span Building Sales	1,039	1,007
Utility Sales	1,679	275
Miscellaneous Product Sales	1,248	260
Total Product Sales	10,752	8,242
Barrier Rentals	893	1,120
Royalty Income	575	411
Shipping and Installation Revenue	4,536	3,069
Total Service Revenue	6,004	4,600

Total Revenue	$16,756	$12,842

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Warranties

Smith-Midland products are typically sold pursuant to an implicit warranty of merchantability only. Warranty claims are reviewed and resolved on a case-by-case method. Although the Company does incur costs for warranty claims, historically such amounts are minimal.

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

For the quarter ended March 31, 2024, the Company derived 10% of its revenue from one customer. For the quarter ended March 31, 2023, the Company derived 20% of its revenue from one customer. As of March 31, 2024, one customer’s outstanding receivable balance each equaled 12% of the total outstanding receivable balance. As of December 31, 2023, two customers’ outstanding receivable balance each equaled 10% of the total outstanding receivable balance.

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

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per common share

Net income (loss)	$1,147	$80

Weighted average shares outstanding	5,309	5,256

Basic earnings (loss) per common share	$0.22	$0.02

Diluted earnings (loss) per common share

Net income (loss)	$1,147	$80

Weighted average shares outstanding	5,309	5,256
Dilutive effect of restricted stock	41	34

Total weighted average shares outstanding	5,350	5,290

Diluted earnings (loss) per common share	$0.21	$0.02

There was no restricted stock excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2024 and March 31, 2023.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of the North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2024 was $1,344.

The Company also has a note payable to the Bank in the amount of $1,751 as of March 31, 2024. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank with the original principal amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2024 was $2,510.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances at March 31, 2024 totaling $24.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2024.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of March 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2024. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2024. As of March 31, 2024, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2024, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2023	40,278	2,000	42,278	$12.07
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, March 31, 2024	40,278	2,000	42,278	$12.07

In 2021, the Compensation Committee and Board of Directors approved a Long-Term Incentive Plan with respect to the grant of stock pursuant to the 2016 Equity Incentive Plan. The final equity amount earned is based on continued service through the three-year performance period ending on December 31, 2023, Board discretion, and performance results. The actual number of performance-based shares of common stock of the Company, if any, earned by the award recipients is determined based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue growth performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount received is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence. As of the date of these financial statements, the final awarded amount has not been determined, however the stock compensation cost was recognized over the requisite performance/service period using the straight-line method and based on the probable number of shares to be awarded.

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation for the three month period ended March 31, 2024 was approximately $5, based upon the value at the date of grant. Stock compensation for the three month period ended March 31, 2023 was approximately $85, based upon the value at the date of grant. There was $29 of unrecognized compensation cost related to the non-vested restricted stock as of March 31, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	while the Company had net income for the quarter ended March 31, 2024 and the years ended December 31, 2023 and 2022 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss from operations for the quarter ended June 30, 2023,

•	while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

•	we have a substantial amount of debt and our ability to satisfy and meet our debt obligations cannot be assured,

•	our cash significantly reduced during the first quarter of 2024 from December 31, 2023 reflecting the increase in capital expenditures and accounts receivables and there can be no assurance that the Company’s cash will not be further reduced,

•	our accounts receivables has increased during through the first quarter of 2024 and during 2023, and our ability to fully collect these balances cannot be assured,

•	we identified material weaknesses in internal controls over financial reports related to (i) the review procedures applied to the estimation of the allowance for credit losses; in this respect, we have designed and implemented enhanced control activities and management is still measuring the effectiveness of this process to determine proper remediation, and (ii) the review and posting of general ledger entries; in this respect, we are actively exploring potential functionality available with our general ledger system, as well as monitoring controls to effectively mitigate this weakness,

•	our future revenue growth depends in part on future government spending on infrastructure, and there can be no assurance that such spending will occur or be in significant amounts,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a wire fraud incident in the second quarter of 2023,

•	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	the Company’s operations in 2023 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

•	changes in general economic conditions in our primary service areas,

•	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	potential decreases in our year to year contract backlog,

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	other factors and information disclosed and discussed in other sections of this report and in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Results of Operations (dollar amounts in thousands, except per share data)

Overall, the Company’s financial bottom line performance was higher for the first quarter of 2024 when compared to the first quarter of 2023. The Company had net income for the three months ended March 31, 2024 of $1,147 compared to net income of $80 for the three months ended March 31, 2023. Total revenue increased by $3,914 to $16,756 for the three months ended March 31, 2024 from $12,842 for the three months ended March 31, 2023. The increase in revenue is mainly from an increase in soundwall sales, utility sales, miscellaneous product sales, and shipping and installation revenue.

Cost of sales as a percentage of revenue, not including royalties, decreased to 79% for the three months ended March 31, 2024 compared to 86% for the three months ended March 31, 2023. The decrease is primarily due to the increased production volumes which increased the absorption of overhead costs.

Operating income was $1,509 for the three month period ended March 31, 2024, as compared to $54 for the three month period ended March 31, 2023. Operating expenses for the first quarter of 2024 were $2,402 compared to $2,112 for the first quarter of 2023. The increase is due to increased general and administrative costs as it relates to the allowance for credit losses.

Income tax expense for the three month period ended March 31, 2024 was $357, or an effective tax rate of 24%, as compared to $23, or an effective tax rate of 22% for the three month period ended March 31, 2023.

As of May 7, 2024, the Company’s sales backlog was approximately $64.6 million, as compared to approximately $51.4 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates funding related to the Infrastructure Investment and Jobs Act to begin coming through the state and local governments in the latter half of 2024 and beyond to further promote growth in the revenue related to the highway, transportation, and infrastructure markets, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month period ended March 31, 2024 and 2023.

Revenue by Type	Three Months Ended March 31,
	2024	2023	Change	% Change
Soundwall Sales	$2,980	$1,046	$1,934	185%
Architectural Panel Sales	321	409	(88)	(22)%
SlenderWall Sales	—	1,281	(1,281)	(100)%
Miscellaneous Wall Sales	1,751	1,205	546	45%
Barrier Sales	1,734	2,759	(1,025)	(37)%
Easi-Set and Easi-Span Building Sales	1,039	1,007	32	3%
Utility Sales	1,679	275	1,404	511%
Miscellaneous Product Sales	1,248	260	988	380%
Total Product Sales	10,752	8,242	2,510	30%
Barrier Rentals	893	1,120	(227)	(20)%
Royalty Income	575	411	164	40%
Shipping and Installation Revenue	4,536	3,069	1,467	48%
Total Service Revenue	6,004	4,600	1,404	31%

Total Revenue	$16,756	$12,842	$3,914	30%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were significantly higher for the three month period ended March 31, 2024, compared to the same period in 2023. The increase is due to higher production volumes at all three plants, as the Company begins increasing production output to execute and deliver on the Company’s increased backlog. Soundwall sales are expected to trend similarly throughout the remainder 2024 as compared to the first quarter of 2024, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales decreased for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is related to production for an architectural project that did not begin production until the end of the first quarter of 2024. Architectural sales are expected to trend higher throughout 2024 as compared to the first quarter of 2024, although no assurance can be given.

SlenderWall Sales - SlenderWall sales decreased for the three months ended March 31, 2024, as compared to the same period in 2023. A SlenderWall project was in production during the first quarter of 2023 and the Company did not have a SlenderWall project in production during the first quarter of 2024. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three month period ended March 31, 2024, compared to the same period in 2023 due to the increased production volumes at the Virginia and South Carolina plants. The increase is related to increased production volumes to execute and deliver on the Company’s increased backlog. Miscellaneous wall sales are expected to trend similarly throughout 2024 as the first quarter of 2024, although no assurance can be provided.

Barrier Sales - Barrier sales decreased for the three month period ended March 31, 2024, compared to the same period in 2023. The decrease is due to the completion of large barrier projects in North Carolina and South Carolina during 2023. Barrier sales are expected to trend similarly throughout 2024 as compared to the first quarter of 2024, although no assurance can be given. The Company continues to shift marketing efforts from barrier sales to barrier rentals in the Delaware to Virginia region.

Easi-Set® and Easi-Span Building Sales - Building and restroom sales increased slightly for the three month period ended March 31, 2024, compared to the same period in 2023, due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend similarly throughout the remainder of 2024 compared to the first quarter of 2024.

Utility Sales - Utility sales increased significantly for the three month period ended March 31, 2024, compared to the same period in 2023. The Company has seen a surge in demand for utility vaults in the Northern Virginia market to support the data center growth. Utility sales are expected to trend similarly for the remainder of 2024 as compared to the first quarter of 2024, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales increased for the three month period ended March 31, 2024, compared to the same period in 2023. The increase is mainly from the Virginia plant that started production on one large project for the production of precast beams and platforms. Miscellaneous product sales are expected to trend similarly throughout 2024 as compared to the first quarter of 2024, although no assurance can be given.

Barrier Rentals – Barrier rentals decreased for the three month period ended March 31, 2024 compared to the same period in 2023. This decrease is mainly attributed to a shift to long-term rental projects, which carries a lower price per linear foot, from short-term rental projects. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout 2024 as compared to barrier rental revenue, excluding revenue from special barrier projects, in the first quarter of 2024, although no assurance can be given.

Royalty Income – Royalties increased for the three month period ended March 31, 2024, compared to the same period in 2023. The increase is related to higher barrier production volumes experienced by the Company’s licensees. It is expected that infrastructure spending and the start of production by licensees of a new, low profile barrier that utilizes the J-J Hook system, will continue to drive royalties. The Company expects royalties for 2024 to exceed royalty income for the full year 2023, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased for the three month period ended March 31, 2024 compared to the same period in 2023. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels. This increase in shipping and installation revenue correlates with the increased production of SlenderWall panels that occurred, and for which revenue was previously recognized, throughout 2023.

Cost of Sales - Total cost of sales as a percent of revenue, excluding royalties, for the three months ended March 31, 2024, was 79%, as compared to 86% for the three months ended March 31, 2023. The decrease in cost of sales as a percentage of revenue, not including royalties, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, is due to the increase in overall production volumes, which increased the absorption of overhead costs. Finally, the decrease in cost of sales as a percentage of revenue, not including royalties, decreased due to production throughout the first quarter of 2024 related to contracts that factored in the rising inflationary costs experienced throughout 2022 and 2023.

General and Administrative Expenses - For the three months ended March 31, 2024, the Company's general and administrative expenses increased by $199 to $1,549 from $1,350 during the same period in 2023. The increase is mainly attributed to an increase in expense related to the allowance for credit losses. General and administrative expense as a percentage of total revenue was 9% and 11% for the three month periods ended March 31, 2024 and 2023, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2024 increased to $853 from $762 for the same period in 2023. The increase in selling expenses for the three month period ended March 31, 2024, compared to the same period in 2023, is due to the hiring of additional salespeople and increased commissions. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended March 31, 2024 of $1,509 compared to $54 for the same period in 2023. The increase is mainly due to the increase in revenue and decrease in cost of sales as a percent of revenue.

Interest Expense - Interest expense was $60 and $64 for the three month periods ended March 31, 2024 and 2023, respectively. The Company expects interest expense for the full year of 2024 to be lower compared to the full year of 2023 due to the decrease in level of indebtedness.

Income Tax Expense (Benefit) - The Company had an income tax expense of $357, or an effective tax rate of 24%, for the three months ended March 31, 2024, compared to income tax expense of $23, or an effective tax rate of 22% for the same period in 2023.

Net Income (Loss) - The Company had net income of $1,147 for the three months ended March 31, 2024, compared to net income of $80 for the same period in 2023. The basic and diluted earnings per share was $0.22 and $0.21, respectively for the three months ended March 31, 2024, and the basic and diluted earnings per share was $0.02 for the three months ended March 31, 2023.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2024 was $1,344.

The Company also has a note payable to the Bank in the amount of $1,751 as of March 31, 2024. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank with the original principal amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2024 was $2,510.

The Company additionally has two smaller installment loans with annual interest rates of 2.90% and 3.99%, maturing in 2025, with balances at March 31, 2024 totaling $24.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2024.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of March 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2024. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2024. As of March 31, 2024, the Company had not purchased any equipment pursuant to the $1,500 commitment.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company protected from fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

On March 31, 2024, the Company had cash totaling $6,801 compared to cash totaling $9,175 on December 31, 2023. The decrease in cash is primarily the result of cash absorbed by investing activities through capital spending as described in further detail below. Additionally, the cash balance decreased as a result of the increase in the Company’s accounts receivable position. The Company expects its cash position to be favorably affected to the extent that it is successful in collecting outstanding accounts receivable balances.

The Company’s accounts receivable balances, net of allowance, at March 31, 2024 was $20,055, compared to $17,209 at December 31, 2023. The increase is primarily the result of increased sales volumes.

Capital spending for the three months ended March 31, 2024 totaled $1,795 as compared to $1,164 for the same period in 2023. The 2024 expenditures were primarily for a new batch plant system for the South Carolina manufacturing facility, utility vault forms for increased production capacity, and crash cushions to expand the Company’s rental product offering. The Company intends to invest approximately $5,000, for the full year 2024, which includes expansion of the North Carolina manufacturing facility, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes possible acquisitions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 109 days for the three months ended March 31, 2024, compared to 122 days for the three months ended March 31, 2023.

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

The Company’s inventory was $6,951 on March 31, 2024, and $5,150 on December 31, 2023, or an increase of $1,801. The increase in inventory is mainly due to the increase of finished goods inventory compared to the prior year. The increase is related to inventory needed on-hand for the anticipated delivery schedules as it relates to utility vaults in 2024. Inventory turnover was 9.7, annualized for the three months ended March 31, 2024, compared to 13.4, annualized for the same period in 2023.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2023.

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

Inflation

Raw material costs used in production have slightly increased for the first three months of 2024. The Company anticipates raw material prices to slightly increase for the remainder of 2024, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 7, 2024, the Company’s sales backlog was approximately $64.6 million, as compared to approximately $51.4 million at the same time in 2023. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as a result of our material weaknesses in internal controls over financial reporting previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2023, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In this respect, management identified a material weakness in the methodology used to estimate the allowance for credit losses and a material weakness in the review and approval of journal entries. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

The following previously reported material weaknesses, as previously reported within our Annual Report on Form 10-K for the year ended December 31, 2023, continue to exist at March 31, 2024.

Allowance for Credit Losses – As previously reported, the Company identified a material weakness related to the review of its allowances. Specifically, the Company did not design and maintain the adequate management review controls related to the review over the determination of expected credit losses.

Journal Entries – The Company did not design and maintain effective processes and controls to ensure all journal entries are properly reviewed and approved prior to posting to the general ledger. Additionally, the Company did not maintain proper segregation of duties within its general ledger system as it relates to logical access to post and approve manual journal entries.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A. Risk Factors

Not required

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: June 11, 2024	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2024	By:	/s/ Stephanie Poe
Stephanie Poe, Chief Financial Officer
(Principal Financial Officer)

