Form 10-Q
period 2024-06-30
SMITH MIDLAND CORP
filed 2024-08-14
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Common Stock, $0.01 par value per share, outstanding as of August 2, 2024: 5,345,759 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

ASSETS	June 30, 2024 (Unaudited)	December 31, 2023
Current assets
Cash	$7,288	$9,175
Accounts receivable, net
Trade - billed (less allowances of approximately $907 and $806, respectively), including contract retentions	17,178	17,209
Trade - unbilled	927	525
Inventories, net
Raw materials	2,679	2,329
Finished goods	3,988	2,821
Prepaid expenses	1,651	1,266

Total current assets	33,711	33,325

Property and equipment, net	29,884	27,680

Other assets	451	343

Total assets	$64,046	$61,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2024 (Unaudited)	December 31, 2023
Current liabilities
Accounts payable - trade	$5,399	$7,336
Accrued expenses and other liabilities	1,105	831
Deferred revenue	3,089	2,717
Accrued compensation	1,196	1,203
Accrued income taxes	841	473
Operating lease liabilities	24	43
Current maturities of notes payable	644	636
Customer deposits	2,581	2,779

Total current liabilities	14,879	16,018

Deferred revenue	5,567	4,424
Operating lease liabilities	—	2
Notes payable - less current maturities	4,768	5,092
Deferred tax liability	1,650	1,651

Total liabilities	26,864	27,187

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,345,759 and 5,349,599 issued and 5,304,839 and 5,308,679 outstanding, respectively	54	54
Additional paid-in capital	7,707	7,814
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	29,523	26,395

Total stockholders' equity	37,182	34,161

Total liabilities and stockholders' equity	$64,046	$61,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Product sales	$13,116	$10,702	$23,868	$18,944
Barrier rentals	1,357	700	2,250	1,819
Royalty income	869	594	1,445	1,005
Shipping and installation revenue	4,297	2,702	8,831	5,772

Total revenue	19,639	14,698	36,394	27,540

Cost of sales	14,506	12,912	27,349	23,588

Gross profit	5,133	1,786	9,045	3,952

Operating expenses
General and administrative expenses	1,669	1,884	3,218	3,233
Selling expenses	791	883	1,645	1,645

Total operating expenses	2,460	2,767	4,863	4,878

Operating income (loss)	2,673	(981)	4,182	(926)

Other income (expense)
Interest expense	(59)	(64)	(119)	(128)
Interest income	7	5	15	10
Gain on sale of assets	—	116	3	199
Other income (expense)	(8)	32	36	57

Total other income (expense)	(60)	89	(65)	138

Income (loss) before income tax expense (benefit)	2,613	(892)	4,117	(788)

Income tax expense (benefit)	632	(110)	988	(87)

Net income (loss)	$1,981	$(782)	$3,129	$(701)

Basic and diluted earnings (loss) per common share	$0.37	$(0.15)	$0.59	$(0.13)

Weighted average number of common shares outstanding:
Basic	5,322	5,256	5,315	5,256
Diluted	5,323	5,256	5,316	5,256

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

Restricted stock issued	—	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	5	—	5

Net income (loss)	—	—	—	—	—	1,147	1,147

Balance, March 31, 2024	5,349,599	$54	(40,920)	$(102)	$7,819	$27,542	$35,313

Vesting of restricted stock	—	—	—	—	5	—	5

Settlement of restricted stock	(3,840)	—	—	—	(117)	—	(117)

Net income (loss)	—	—	—	—	—	1,981	1,981

Balance, June 30, 2024	5,345,759	$54	(40,920)	$(102)	$7,707	$29,523	$37,182

Balance, December 31, 2022	5,345,189	53	(40,920)	(102)	7,440	25,664	33,055

Stock-Based Compensation Expense	—	—	—	—	85	—	85

Adoption of ASU 2016-13	—	—	—	—	—	(63)	(63)

Net income (loss)	—	—	—	—	—	80	80

Balance, March 31, 2023	5,345,189	$53	(40,920)	$(102)	$7,525	$25,681	$33,157

Stock-Based Compensation Expense	—	—	—	—	86	—	86

Net income (loss)	—	—	—	—	—	(782)	(782)

Balance, June 30, 2023	5,345,189	$53	(40,920)	$(102)	$7,611	$24,899	$32,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,129	$(701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,294	1,176
(Gain) loss on sale of property and equipment	(3)	(199)
Allowance for credit losses	101	67
Stock compensation	35	171
Settlement of restricted stock	(142)	—
Deferred taxes	(2)	96
(Increase) decrease in
Accounts receivable - billed	(70)	(462)
Accounts receivable - unbilled	(402)	337
Inventories	(1,518)	(934)
Prepaid expenses and other assets	(507)	(625)
Refundable income taxes	—	(100)
Increase (decrease) in
Accounts payable - trade	(1,938)	(132)
Accrued expenses and other liabilities	274	75
Deferred revenue	1,516	207
Accrued compensation	(7)	4
Accrued income taxes	368	(146)
Customer deposits	(198)	2,248
Net cash provided by (used in) operating activities	1,930	1,082
Cash flows from investing activities:
Purchases of property and equipment	(3,504)	(2,974)
Proceeds from the sale of property and equipment	3	199
Net cash provided by (used in) investing activities	(3,501)	(2,775)
Cash flows from financing activities:
Repayments of long-term borrowings	(316)	(306)
Net cash provided by (used in) financing activities	(316)	(306)
Net increase (decrease) in cash	(1,887)	(1,999)
Cash
Beginning of period	9,175	6,726
End of period	$7,288	$4,727

Supplemental Cash Flow Information:
Cash payments for interest	$119	$128
Cash payments for income taxes	$—	$65
Non-Cash Investing Activities
Capital expenditures in accounts payable	$527	$2,244

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

Accounts Receivable and Contract Balances

The timing of when the Company bills the customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. The Company’s Accounts receivable trade – billed, arising from Topic 606 is $15,939 and $13,685 as of June 30, 2024 and December 31, 2023, respectively.

Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accounts receivable trade – unbilled, beginning of the period	$637	$2,534	$525	$990
Accounts receivable trade – unbilled, end of the period	927	653	927	653
Amounts invoiced in the period from amounts included at the beginning of the period	115	2,464	81	521

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances are as follows:

	Three Months Ended June 30,		Six Months Ended Jun 30,
	2024	2023	2024	2023
Customer deposits, beginning of the period	$2,779	$737	$2,779	$737
Customer deposits, end of the period	2,950	2,494	2,581	2,985
Revenue recognized in the period from amounts included at the beginning of the period	1,428	188	1,286	556

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At June 30, 2024 and December 31, 2023 accounts receivable included contract retentions of approximately $1,492 and $1,310, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. At June 30, 2024 and December 31, 2023, total allowances for credit losses were $907 and $806, respectively.

The rollforward of our allowance for credit losses for the quarter ended June 30, 2024, was as follows:

Balance at December 31, 2023	$806
Collection of Expected Credit Losses	(301)
Provision for Expected Credit Losses	402
Balance at June 30, 2024	$907

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

Shipping and Installation

Shipping and installation revenues are recognized as a distinct performance obligation in the period the shipping and installation services are provided to the customer.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Soundwall Sales	$2,190	$1,678	$5,170	$2,724
Architectural Panel Sales	1,971	320	2,292	729
SlenderWall Sales	—	1,487	—	2,767
Miscellaneous Wall Sales	2,072	2,933	3,823	4,138
Barrier Sales	1,138	1,824	2,872	4,583
Easi-Set Building Sales	1,501	1,442	2,540	2,450
Utility Sales	2,051	622	3,729	896
Miscellaneous Sales	2,193	396	3,442	657
Total Product Sales	13,116	10,702	23,868	18,944
Barrier Rentals	1,357	700	2,250	1,819
Royalty Income	869	594	1,445	1,005
Shipping and Installation Revenue	4,297	2,702	8,831	5,772
Total Service Revenue	6,523	3,996	12,526	8,596

Total Revenue	$19,639	$14,698	$36,394	$27,540

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

For the three months ended June 30, 2024, the Company derived 11% of its revenue from one customer. For the six months ended June 30, 2024 no customer made up 10% of the revenue for the Company. For the three and six months ended June 30, 2023, the Company derived 12% and 15%, respectively, of its revenue from two customers. As of June 30, 2024, one customer’s outstanding receivable balance each equaled 14% of the total outstanding receivable balance. As of December 31, 2023, two customers’ outstanding receivable balance each equaled 10% of the total outstanding receivable balance.

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

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings (loss) per common share

Net income (loss)	$1,981	$(782)	$3,129	$(701)

Weighted average shares outstanding	5,322	5,256	5,315	5,256

Basic earnings (loss) per common share	$0.37	$(0.15)	$0.59	$(0.13)

Diluted earnings (loss) per common share

Net income (loss)	$1,981	$(782)	$3,129	$(701)

Weighted average shares outstanding	5,322	5,256	5,315	5,256
Dilutive effect of restricted stock	1	—	1	—

Total weighted average shares outstanding	5,323	5,256	5,316	5,256

Diluted earnings (loss) per common share	$0.37	$(0.15)	$0.59	$(0.13)

There was no restricted stock excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2024. The calculation of diluted net loss per common share for the three and six months ended June 30, 2023 excludes unvested restricted stock of 47,851 shares, which would have been anti-dilutive for the period.

3. NOTES PAYABLE

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of the North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at June 30, 2024 was $1,275.

The Company also has a note payable to the Bank in the amount of 1,666 as of June 30, 2024. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank in the original principal amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on June 30, 2024 was $2,453.

The Company additionally has one smaller installment loan with an annual interest rate of 2.90%, maturing in 2025, with a balance of $18 as of June 30, 2024.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2024.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of June 30, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2024. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2024. As of June 30, 2024, the Company had not purchased any equipment pursuant to the $1,500 commitment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2024, is as follows:

	Performance- Based	Service- Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2023	40,278	2,000	42,278	$12.07
Granted	767	—	767	11.72
Vested	(37,205)	—	(37,205)	11.72
Settlement of restricted stock	(3,840)	—	(3,840)	37.12
Forfeited	—	—	—	—

Non-vested, June 30, 2024	—	2,000	2,000	$19.15

In 2021, the Compensation Committee and Board of Directors approved a Long-Term Incentive Plan with respect to the grant of stock pursuant to the 2016 Equity Incentive Plan. The final equity amount earned was based on continued service through the three-year performance period ending on December 31, 2023, Board discretion, and performance results. The actual number of performance-based shares of common stock of the Company, if any, earned by the award recipients was determined based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue growth performance targets were set for each of the Minimum, Target, and Maximum levels. In May 2024, the actual performance amount was determined by the Compensation Committee to be $579. The stock compensation cost was recognized over the requisite performance/service period using the straight-line method and based on the probable number of shares to be awarded. During the second quarter of 2024 an additional expense amount of $25 was recorded related to the final amount awarded by the Compensation Committee.

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation for the three and six month periods ended June 30, 2024 was approximately $30 and $35, respectively, based upon the value at the date of grant. Stock compensation for the three and six month periods ended June 30, 2023 was approximately $86 and $171, respectively, based upon the value at the date of grant. There was $24 of unrecognized compensation cost related to the non-vested restricted stock as of June 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the first two quarters of 2024 and the years ended December 31, 2023 and 2022 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss from operations for the quarter ended June 30, 2023,

●

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

●	we have a substantial amount of debt and our ability to satisfy and meet our debt obligations cannot be assured,

●

our cash significantly reduced during the first quarter of 2024 from December 31, 2023 reflecting the increase in capital expenditures and accounts receivables and there can be no assurance that the Company’s cash will not be further reduced,

●	our accounts receivables has increased during through the first quarter of 2024 and during 2023, and our ability to fully collect accounts receivable balances cannot be assured,

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

●	our future revenue growth depends in part on future government spending on infrastructure, and there can be no assurance that such spending will occur or be in significant amounts,

●	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

●

cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a wire fraud incident in the second quarter of 2023,

●	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

●	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

●	the Company’s operations in 2023 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

●	changes in general economic conditions in our primary service areas,

●	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

●	our compliance with governmental regulations,

●	the outcome of future litigation, if any,

●	potential decreases in our year to year contract backlog,

●	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

●	the cyclical nature of the construction industry,

●	our exposure to increased interest expense payments should interest rates change, and

●	other factors and information disclosed and discussed in other sections of this report and in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Results of Operations (dollar amounts in thousands, except per share data)

Overall, the Company’s financial bottom line performance was higher for the first six months of 2024 when compared to the first six months of 2023. The Company had net income for the three and six months ended June 30, 2024 of $1,981 and $3,129, respectively, compared to a net loss of $782 and $701 for the three and six months ended June 30, 2023, respectively. Total revenue increased by $4,941 to $19,639 for the three months ended June 30, 2024 from $14,698 for the three months ended June 30, 2023. Total revenue increased by $8,845 to $36,394 for the six months ended June 30, 2024 from $27,540 for the six months ended June 30, 2023. The increase in revenue is mainly from an increase in soundwall sales, utility sales, miscellaneous product sales, and shipping and installation revenue.

Cost of sales as a percentage of revenue, not including royalties, decreased to 77% for the three months ended June 30, 2024 compared to 92% for the three months ended June 30, 2023. Cost of sales as a percentage of revenue, not including royalties, decreased to 78% for the six months ended June 30, 2024 compared to 89% for the three months ended June 30, 2023. The decrease is primarily due to the increased production volumes which increased the absorption of overhead costs.

Operating income was $2,673 for the three month period ended June 30, 2024, as compared to an operating loss of $981 for the three month period ended June 30, 2023. Operating income was $4,182 for the six month period ended June 30, 2024, as compared to an operating loss of $926 for the six month period ended June 30, 2023. Operating expenses for the second quarter of 2024 were $2,460 compared to $2,767 for the second quarter of 2023. Operating expenses for the first six months of 2024 were $4,863 compared to $4,878 for the first six months of 2023.

Income tax expense for the three month period ended June 30, 2024 was $632, or an effective tax rate of 24%, as compared to an income tax benefit of $110, or an effective tax rate of 12% for the three month period ended June 30, 2023. Income tax expense for the six month period ended June 30, 2024 was $988, or an effective tax rate of 24%, as compared to an income tax benefit of $87, or an effective tax rate of 11% for the six month period ended June 30, 2023.

As of August 2, 2024, the Company’s sales backlog was approximately $59.2 million, as compared to approximately $60.9 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates funding related to the Infrastructure Investment and Jobs Act to begin coming through the state and local governments in the latter half of 2024 and beyond to further promote growth in the revenue related to the highway, transportation, and infrastructure markets, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2024 and 2023.

Revenue by Type	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Soundwall Sales	$2,190	$1,678	$5,170	$2,724
Architectural Panel Sales	1,971	320	2,292	729
SlenderWall Sales	—	1,487	—	2,767
Miscellaneous Wall Sales	2,072	2,933	3,823	4,138
Barrier Sales	1,138	1,824	2,872	4,583
Easi-Set Building Sales	1,501	1,442	2,540	2,450
Utility Sales	2,051	622	3,729	896
Miscellaneous Sales	2,193	396	3,442	657
Total Product Sales	13,116	10,702	23,868	18,944
Barrier Rentals	1,357	700	2,250	1,819
Royalty Income	869	594	1,445	1,005
Shipping and Installation Revenue	4,297	2,702	8,831	5,772
Total Service Revenue	6,523	3,996	12,526	8,596

Total Revenue	$19,639	$14,698	$36,394	$27,540

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were significantly higher for the three and six month periods ended June 30, 2024, compared to the same periods in 2023. The increase is due to higher production volumes at all three plants, as the Company increased production output to execute and deliver on the Company’s increased backlog. Soundwall sales are expected to trend similarly throughout the remainder 2024 as compared to the first half of 2024, although no assurance can be given.

Architectural Panel Sales - Architectural panel sales increased for the three and six months ended June 30, 2024, compared to the same period in 2023. The increase is related to production of two architectural projects that started production at the end of the first quarter of 2024. Architectural sales are expected to trend higher throughout 2024 as compared to the first half of 2024, although no assurance can be given.

SlenderWall Sales - SlenderWall sales decreased for the three and six months ended June 30, 2024, as compared to the same periods in 2023. A SlenderWall project was in production during the first half of 2023 and the Company did not have a SlenderWall project in production during the first half of 2024. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three and six month periods ended June 30, 2024 compared to the same periods in 2023. Miscellaneous wall sales were slightly down due to lower production volumes in the second quarter of 2024 as compared to 2023. Miscellaneous wall sales are expected to trend similarly throughout 2024 as the first half of 2024, although no assurance can be provided.

Barrier Sales - Barrier sales decreased for the three and six month periods ended June 30, 2024, compared to the same periods in 2023. The decrease is due to the completion of large barrier projects in North Carolina and South Carolina during 2023. Barrier sales are expected to trend similarly throughout 2024 as compared to the first half of 2024, although no assurance can be given. The Company continues to shift marketing efforts from barrier sales to barrier rentals in the Delaware to Virginia region.

Easi-Set® and Easi-Span Building Sales - Building and restroom sales increased slightly for the three and six month periods ended June 30, 2024, compared to the same periods in 2023, due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend similarly throughout the remainder of 2024 compared to the first half of 2024.

Utility Sales - Utility sales increased significantly for the three and six month periods ended June 30, 2024, compared to the same periods in 2023. The Company has seen a surge in demand for utility vaults in the Northern Virginia market to support the data center growth. Utility sales are expected to trend similarly for the remainder of 2024 as compared to the first half of 2024, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales increased for the three and six month periods ended June 30, 2024, compared to the same periods in 2023. The increase is mainly from the Virginia plant that started production on one large project for the production of precast beams and platforms. Miscellaneous product sales are expected to trend lower throughout 2024 as compared to the first half of 2024, although no assurance can be given.

Barrier Rentals – Barrier rentals increased for the three and six month periods ended June 30, 2024 compared to the same periods in 2023. This increase is mainly attributed to an increase in utilization of rental barrier and the close-out of the buy-back agreement. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout 2024 as compared to barrier rental revenue, excluding revenue from special barrier projects, in the first half of 2024, although no assurance can be given. In addition, barrier rental revenue is expected to increase from special barrier projects to be performed in the third quarter of 2024.

Royalty Income – Royalties increased for the three and six month periods ended June 30, 2024, compared to the same periods in 2023. The increase is related to higher barrier production volumes experienced by the Company’s licensees. It is expected that infrastructure spending and the start of production by licensees of a new, low profile barrier that utilizes the J-J Hook system, will continue to drive royalties. The Company expects royalties for 2024 to exceed royalty income for the full year 2023, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased for the three and six month periods ended June 30, 2024 compared to the same periods in 2023. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels. This increase in shipping and installation revenue correlates with the increased production of SlenderWall panels that occurred, and for which revenue was previously recognized, throughout 2023.

Cost of Sales - Total cost of sales as a percent of revenue, excluding royalties, for the three months ended June 30, 2024, was 77%, as compared to 92% for the three months ended June 30, 2023. Total cost of sales as a percent of revenue, excluding royalties, for the six months ended June 30, 2024, was 78%, as compared to 89% for the six months ended June 30, 2023.  The decrease in cost of sales as a percentage of revenue, not including royalties, for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, is due to the increase in overall production volumes, which increased the absorption of overhead costs. In addition, the decrease in cost of sales as a percentage of revenue, not including royalties, decreased due to production throughout the first half of 2024 related to contracts that factored in the rising inflationary costs experienced throughout 2022 and 2023, and a one-time expense related to panels the Company chose to remake for one specific customer related to defective steel from a supplier used in the initial product in 2023.

General and Administrative Expenses - For the three months ended June 30, 2024, the Company's general and administrative expenses decreased to $1,669 from $1,884 during the same period in 2023. For the six months ended June 30, 2024, the Company's general and administrative expenses decreased to $3,218 from $3,233 during the same period in 2023. General and administrative expense as a percentage of total revenue was 9% and 13% for the three month periods ended June 30, 2024 and 2023, respectively. General and administrative expense as a percentage of total revenue was 9% and 12% for the six month periods ended June 30, 2024 and 2023, respectively. Such expenses decreased due to lower salaries and wages. The salaries and wages are expected to slightly increase for the second half of 2024 as compared to the first six months of 2024.

Selling Expenses - Selling expenses for the three months ended June 30, 2024 decreased to $791 from $883 for the same period in 2023. The slight decrease is due to a reduction in salaries and wages. Selling expenses for the six months ended June 30, 2024 and 2023 were both $1,645. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended June 30, 2024 of $2,673 compared to an operating loss of $981 for the same period in 2023. The Company had operating income for the six month period ended June 30, 2024 of $4,182 compared to an operating loss of $926 for the same period in 2023.  The increase is mainly due to the increase in revenue and decrease in cost of sales as a percent of revenue.

Interest Expense - Interest expense was $59 and $64 for the three month periods ended June 30, 2024 and 2023, respectively. Interest expense was $119 and $128 for the six month periods ended June 30, 2024 and 2023, respectively. The Company expects interest expense for the full year of 2024 to be lower compared to the full year of 2023 due to the decrease in level of indebtedness.

Income Tax Expense (Benefit) - The Company had an income tax expense of $632, or an effective tax rate of 24%, for the three months ended June 30, 2024, compared to income tax benefit of $110, or an effective tax rate of 12% for the same period in 2023. The Company had an income tax expense of $988, or an effective tax rate of 24%, for the six months ended June 30, 2024, compared to income tax benefit of $87, or an effective tax rate of 11% for the same period in 2023.

Net Income (Loss) - The Company had net income of $1,981 and $3,129 for the three and six months ended June 30, 2024, respectively, compared to a net loss of $782 and $701 for the same periods in 2023, respectively. The basic and diluted earnings per share was $0.37 and $0.59, respectively, for the three and six months ended June 30, 2024, and the basic and diluted loss per share was $0.15 and $0.13 for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Summit Community Bank (the “Bank”) for the construction of the North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at June 30, 2024 was $1,275.

The Company also has a note payable to the Bank in the amount of $1,666 as of June 30, 2024. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank in the original principal amount of $2,805. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on June 30, 2024 was $2,453.

The Company additionally has one smaller installment loan with an annual interest rate of 2.90%, maturing in 2025, with a balance of $18 as of June 30, 2024.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $10,000. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2024.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of June 30, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 3.50%, and matures on October 1, 2024. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provides for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matures on October 1, 2024. As of June 30, 2024, the Company had not purchased any equipment pursuant to the $1,500 commitment.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company protected from fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

On June 30, 2024, the Company had cash totaling $7,288 compared to cash totaling $9,175 on December 31, 2023. The decrease in cash is primarily the result of cash absorbed by investing activities through capital spending as described in further detail below. The Company expects its cash position to be favorably affected to the extent that it is successful in collecting outstanding accounts receivable balances.

The Company’s accounts receivable balances, net of allowance, at June 30, 2024 was $17,178, compared to $17,209 at December 31, 2023.

Capital spending for the six months ended June 30, 2024 totaled $3,504 as compared to $2,974 for the same period in 2023. The 2024 expenditures were primarily for a new batch plant system for the South Carolina manufacturing facility, utility vault forms for increased production capacity, and crash cushions to expand the Company’s rental product offering. The Company intends to invest approximately $5,000, for the full year 2024, which includes expansion of the North Carolina manufacturing facility, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes possible acquisitions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 97 days for the six months ended June 30, 2024, compared to 131 days for the six months ended June 30, 2023.

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

The Company’s inventory was $6,667 on June 30, 2024, and $5,150 on December 31, 2023, or an increase of $1,517. The increase in inventory is mainly due to the increase of finished goods inventory compared to the prior year. The increase is related to inventory needed on-hand for the anticipated delivery schedules as it relates to utility vaults in 2024. Inventory turnover was 9.4, annualized for the six months ended June 30, 2024, compared to 15.1, annualized for the same period in 2023.

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

Inflation

Raw material costs used in production have slightly increased for the first six months of 2024. The Company anticipates raw material prices to slightly increase for the remainder of 2024, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 2, 2024, the Company’s sales backlog was approximately $59.2 million, as compared to approximately $60.9 million at the same time in 2023. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, as a result of our material weaknesses in internal controls over financial reporting previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2023, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In this respect, management identified a material weakness in the methodology used to estimate the allowance for credit losses and a material weakness in the review and approval of journal entries. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

The following previously reported material weaknesses, as previously reported within our Annual Report on Form 10-K for the year ended December 31, 2023, continue to exist at June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date:	August 14, 2024	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive and Financial Officer)

