Form 10-K/A
period 2023-12-31
SMITH MIDLAND CORP
filed 2024-09-24
CIK 924719

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

As of September 24, 2024, the Company had outstanding 5,345,759 shares of Common Stock, $.01 par value per share, net of treasury shares.

Explanatory Note

Smith-Midland Corporation. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2024 (the “Original Form 10-K”). This Amendment No. 1 is being filed solely in order to (i) delete the hyperlink for Exhibit 3.2 which inadvertently linked a prior set of the Company’s By-Laws, and (ii) replace Exhibit 3.2 with a current version of the Company’s Amended and Restated By-Laws.  Exhibit 3.2 was originally filed as an Exhibit to a Form 8-K filed with the Securities and Exchange Commission on October 31, 2023.

In accordance with the rules of the SEC, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act 2002 are being filed as Exhibits 31.1 and 31.2 and an updated certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is being filed as Exhibits 32.1 to this Amendment No. 1. Since financial statements are not included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as noted above, no other modifications or changes have been made to the Original Form 10-K or the Company’s consolidated financial statements or the notes thereto included therein. This Amendment No. 1 does not reflect the effect of any events subsequent to the filing of the Original Form 10-K and does not modify or update in any way any other disclosures made in the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC.

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

Number	Description

3.2	By-Laws (Amended and Restated as of October 25, 2023)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: September 24, 2024	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive and Financial Officer)

4