Form 10-K
period 2024-12-31
SMITH MIDLAND CORP
filed 2025-05-27
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752

Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road

Midland, Virginia  22728

(Address of Principal Executive Offices, Zip Code)

Registrant's telephone number, including area code: (540) 439-3266

Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	SMID	NASDAQ

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

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2024 (the last business day of the Company’s most recently completed second fiscal quarter) was $77,253,882. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of May 2, 2025, the Company had outstanding 5,304,606 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•	while the Company had net income for the year 2024 and the years ended December 31, 2023 and 2022 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss from operations for the quarter ended June 30, 2023,

•	while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

•	we have a substantial amount of debt and our ability to satisfy and meet our debt obligations cannot be assured,

•	our cash decreased as of December 31, 2024 from December 31, 2023 reflecting the increase in capital expenditures and accounts receivables and there can be no assurance that the Company’s cash will not be further reduced,

•	our accounts receivables has increased during 2024 and during 2023, and our ability to fully collect accounts receivable balances cannot be assured,

•	we identified material weaknesses in internal controls over financial reports related to (i) design and maintenance of effective controls over the financial reporting process; and (ii) certain business processes and the information control environment. The Company is currently studying and taking remedial actions with respect to these weaknesses,

•	there are uncertainties arising from the policies of the new Administration and DOGE, including without limitation, government spending cuts and tariffs, and there can be no assurance that infrastructure spending will not be adversely affected or that the Company will not otherwise be adversely affected,

•	the Company has not had a Chief Financial Officer since July 17, 2024 and is otherwise in need of additional accounting personnel,

•	our future revenue growth depends in part on future government spending on infrastructure, and there can be no assurance that such spending will occur or be in significant amounts,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

•	cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a wire fraud incident in the second quarter of 2023,

•	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including the availability of public funds and grants for construction),

•	the Company’s operations in 2024 and 2023 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

•	changes in general economic conditions in our primary service areas,

•	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	potential decreases in our contract backlog,

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	the other factors and information disclosed and discussed in other sections of this report and other filings with the Securities and Exchange Commission.

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

The precast concrete products market is affected by the cyclical nature of the construction industry. In addition, the demand for construction varies depending upon weather conditions, the availability of financing at reasonable interest rates, overall fluctuations in the national and regional economies, past overbuilding, labor relations in the construction industry, and the availability of material and energy supplies. A substantial portion of the Company's business is derived from local, state, and federal building projects, which are further dependent upon budgets and, in some cases, voter-approved bonds. It is not certain at this time how the policies of the New Administration and DOGE, such as tariffs and cost cutting, will affect our business.

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

J-J Hooks® Highway Safety Barrier

The J-J Hooks® highway safety barriers (the "J-J Hooks Barriers") are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs, and licenses for use on roadways to separate lanes of traffic (in free-standing, bolted, or pinned installations) in construction work zones or for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration ("FHWA") requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements. J-J Hooks Barriers that meet NCHRP-350 and MASH requirements are deemed eligible by the FHWA for federal-aid reimbursement. The Company has been issued patents with respect to J-J Hooks in the United States, Canada, and other countries.

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

The Company believes that the J-J Hooks Barrier load transfer connection design is superior to other highway safety barriers that were positively connected through the "pin and loop" technique. Barriers incorporating this technique have loops protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins or long bolts through the eyes which connects and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barriers are easier and faster to install and remove, require a smaller crew, and eliminates the need for loose hardware to make the connection.

In March 1999, the FHWA approved the free-standing J-J Hooks Barrier (tested in accordance with NCHRP-350 Test Level 3) following successful crash testing in accordance with National Cooperative Highway Research Program requirements. In December 2012 the FHWA approved the pinned and bolted J-J Hooks and in March 2018 approved the free-standing J-J Hooks (both tested in accordance with MASH Test Level 3). In September 2018 the FHWA approved a 20-foot design originally tested to NCHRP-350 TL3 requirements and approved by the FHWA (tested in accordance with MASH Test Level 3) for use on federally aided highway projects following the successful completion of crash testing based on criteria from the AASHTO Manual for Assessing Safety Hardware. In June 2024 the FHWA approved the J-J Hook Low Profile Concrete Barrier (tested in accordance with MASH Test Level 2).

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

Easi-Set Precast Buildings and Easi-Span® Expandable Precast Buildings

Easi-Set Precast Buildings are transportable, prefabricated, all concrete buildings designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings and Restrooms are available in a variety of exterior finishes and in 38 standard sizes, or can be custom sized. The roof and floor of each Easi-Set Building is manufactured using the Company's second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location. The Company has been issued patents in connection with this product in the United States and Canada.

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

Human Capital Resources

As of March 3, 2025, the Company had a total of 264 employees, of which 166 are full-time, 11 are part-time, and 87 are temporary workers, with 172 located at the Company's Midland, Virginia facility, 38 are located at the Company's facility in Reidsville, North Carolina and 54 are located at the Company's facility in Hopkins (Columbia), South Carolina. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. Employees are competitively compensated with the local job markets at each facility. The Company considers its relationships with its employees to be satisfactory.

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

Governance

Our Board of Directors has overall responsibility for risk oversight and oversees the implementation and continuous improvement of our cybersecurity program and compliance with disclosure requirements. The Board of Directors receives regular reports and periodic briefings from the Chief Executive Officer (in view of the absence of a Chief Financial Officer) on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities. Our cybersecurity program is overseen by the Chief Executive Officer (in view of the absence of a Chief Financial Officer) in conjunction with a third-party service provider. The third-party service provider has the primary responsibility for the Company’s cybersecurity risk management program. At the time an incident is identified, the Company completes an evaluation and summarizes the incident that is shared with the Board of Directors to effectively manage resources to reduce risk and prevent future incidents.

Incident Disclosure

To date, the Company has been subject to cyber related incidents, as previously disclosed in the Company’s Quarterly Report for the quarters ended June 30, 2023 and September 30, 2023 and within this Annual Report. Since the identification of these incidents, we have implemented additional safeguards designed to detect and prevent cybersecurity events that may have a material adverse effect on the Company.

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

The Company owns an additional 19 acres in Midland, Virginia, approximately two miles from the operations facility, and is utilized as a storage yard for the rental barriers.

The Company's second manufacturing facility is located in Reidsville, North Carolina on 46 acres of owned land and includes a 30,000 square foot manufacturing plant and administrative offices with additional space for future expansion. The Company completed a plant expansion in 2024, which doubled the size of this facility. The previous North Carolina facility, on 10 acres of owned land, including an 8,000 square foot manufacturing plant with administrative offices, remains operational with future use not determined at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the NASDAQ Capital Market under the symbol "SMID".

As of April 4, 2025, there were approximately 250 record holders of the Company's Common Stock. Management believes there are at least 1,000 beneficial owners of the Company's Common Stock.

Dividends

Although the Company has occasionally paid special dividends, the Company did not declare a dividend in 2024. The Company cannot guarantee payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, and other pertinent factors.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report. Dollar and share amounts are in thousands, except for per share amounts.

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

Overview

Overall, the Company’s financial bottom line performance was significantly greater in 2024 when compared to 2023. The Company had net income for 2024 of $7,675 compared to net income of $795 for 2023. Total revenue increased by $18,928 to $78,508 in 2024 from $59,580 in 2023. The increase in sales is mainly from barrier rentals, shipping and installation, and utility product sales. Fourth quarter 2024 revenues were $18,528 compared to $16,389 in the fourth quarter 2023. The increase in revenue for the fourth quarter 2024 as compared to the fourth quarter 2023 was primarily due to an increase in soundwall sales, architectural sales, utility sales, miscellaneous sales, Easi-Set building sales, and shipping and installation revenue.

Cost of sales as a percentage of revenue, not including royalties, decreased to 78% in 2024 compared to 86% in 2023. Cost of sales as a percentage of revenue, not including royalties, decreased to 80% for the fourth quarter 2024 as compared to 85% for the fourth quarter 2023.

Operating income was $9,899 for 2024, as compared to $1,118 for 2023. Operating expenses for 2024 was $10,111 compared to $9,534 in 2023. The increase is due to a minor increase in general and administrative expenses. Total operating expense was $2,519 for the fourth quarter 2024 and $2,580 for the fourth quarter 2023.

Income tax expense for 2024 was $2,143, or an effective tax rate of 21.7%, as compared to $528, or an effective tax rate of 40.0% for 2023, adversely affecting net income in 2023. The greater percentage in 2023 was mainly due to an increase in state tax liability for a true-up of state tax expense.

As of March 3, 2025, the Company’s sales backlog was approximately $59.5 million, as compared to approximately $60.8 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates greater sales volumes throughout 2025, although no assurance can be provided. The Company also anticipates funding related to the Infrastructure Investment and Jobs Act to continue coming through the state and local governments in 2025 and beyond to further promote growth in the revenue backlog related to the highway and transportation markets, although no assurance can be provided. State and local programs that support infrastructure spending, including gas tax increases, special tax districts, new funding mechanisms are increasing in number and size as these entities increase their role in infrastructure investment. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives. In view of the policies of the new Administration and DOGE, including without limitation with respect to government spending cutbacks and tariffs, there can be no assurance of anticipated levels of infrastructure spending.

Results of Operations

Year ended December 31, 2024 compared to the year ended December 31, 2023

For the year ended December 31, 2024, the Company had total revenue of $78,508 compared to total revenue of $59,580 for the year ended December 31, 2023, an increase of $18,928 or 32%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barriers, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2024 and 2023 (in thousands):

Revenue by Type (Disaggregated Revenue)	2024	2023	Change	% Change
Product Sales:
Soundwall Sales	$11,825	$7,671	$4,154	54%
Architectural Sales	4,205	1,131	3,074	272%
SlenderWall Sales	-	5,312	(5,312)	(100)%
Miscellaneous Wall Sales	5,104	6,418	(1,314)	(20)%
Barrier Sales	3,882	7,827	(3,945)	(50)%
Easi-Set and Easi-Span Building Sales	6,666	4,712	1,954	41%
Utility Sales	7,751	2,857	4,894	171%
Miscellaneous Sales	6,191	2,820	3,371	120%
Total Product Sales	45,624	38,748	6,876	18%
Barrier Rentals	12,019	6,330	5,689	90%
Royalty Income	3,261	2,633	628	24%
Shipping and Installation Revenue	17,604	11,869	5,735	48%
Total Service Revenue	32,884	20,832	12,052	58%
Total Revenue	$78,508	$59,580	$18,928	32%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales – Soundwall panel sales increased by 54% in 2024 compared to 2023. The increase is due to higher production volumes at all three plants, as the Company increased production output to execute and deliver on the Company’s increased backlog. The Company expects soundwall panel sales to be similar in 2025 as compared to 2024, although no assurance can be provided.

Architectural Sales – Architectural panel sales increased by 272% in 2024 compared to 2023. The increase is related to production of two architectural projects that started production at the end of the first quarter of 2024. Architectural sales are expected to be similar in 2025, as compared to 2024, although no assurance can be provided.

SlenderWall Sales – SlenderWall panel sales decreased by 100% in 2024 compared to 2023. A SlenderWall project was in production during the first half of 2023, and the Company did not have a SlenderWall project in production during 2024. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor. SlenderWall sales are expected to increase in 2025 compared to 2024, as several SlenderWall projects are anticipated to start in the first half of 2025.

Miscellaneous Wall Sales – Miscellaneous wall sales are highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales decreased by 20% in 2024 when compared to 2023 due lower production volumes in the second and third quarter 2024. Miscellaneous sales are expected to be similar in 2025, as compared to 2024, although no assurance can be provided.

Barrier Sales – Barrier sales decreased by 50% in 2024 when compared to 2023. The decrease is due to the completion of large barrier projects in North Carolina and South Carolina during 2023. The decrease is consistent with the Company’s focus to shift from barrier sales to barrier rentals. Barrier sales are expected to trend lower in 2025 than previous years as the Company continues to shift from barrier sales to barrier rentals.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales increased by 41% in 2024 as compared to 2023 due to increased sales at all locations, reflecting general product sale fluctuations. Building and restroom sales are expected to trend higher during 2025 as compared to 2024 due to demand from increased sales and marketing, although no assurance can be provided.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility product sales increased by 171% in 2024 compared to 2023. The increase is related to the increase in the market for dry utility vaults to support the growth in data centers. Utility sales are expected to be similar during 2025 as compared to 2024, although no assurance can be provided.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, blocks or small add-on items. For 2024, miscellaneous product sales increased by 120% when compared to 2023. The increase is mainly from the Virginia plant that started production on one large project for the production of precast beams and platforms. Miscellaneous product sales are expected to trend lower during 2025 as compared to 2024, although no assurance can be provided.

Barrier Rentals – Barrier rentals increased by 90% in 2024 as compared to 2023. Revenue from the Company’s core rental barrier fleet increased by 52% in 2024 as compared to 2023. This increase is attributed to an increase in utilization of rental barrier. Barrier rental revenue also increased due to multiple special barrier projects occurring and completed during the third quarter 2024. As indicated above, the Company is continuing to shift its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet that occurred during prior years. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher in 2025 as compared to barrier rental revenue, excluding revenue from special barrier projects, in 2024, as funding is expected to increase related to the Infrastructure Investment and Jobs Act, although no assurance can be given.

Royalty Income – Royalties increased by 24% in 2024 as compared to 2023. The increase in royalties is mainly due to the increase in barrier royalties during 2024 compared to 2023. As funding increases related to the Infrastructure Investment and Jobs Act, as anticipated, the Company expects 2025 royalties to continue to increase compared to 2024, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased by 48% for 2024 when compared to 2023. The increase is mainly attributed to the increase in shipping and installation of SlenderWall and architectural panels. This increase in shipping and installation revenue correlates with the increased production of SlenderWall panels that occurred, and for which revenue was previously recognized, throughout 2023.

Cost of Sales – Total cost of sales for the year ended December 31, 2024 was $58,498, an increase of $9,570, or 20%, from $48,928 for the year ended December 31, 2023. Total cost of sales as a percentage of total revenue, not including royalties, decreased to 78% for the year ended December 31, 2024 from 86% for the year ended December 31, 2023. The decrease in cost of sales as a percentage of revenue, not including royalties, is mainly due to higher revenue levels in 2024 than in 2023 having a favorable effect on margins reflecting the absorption of fixed overhead costs. In addition, the decrease in cost of sales as a percentage of revenue, not including royalties, was due to production throughout 2024 related to contracts that factored in the rising inflationary costs experienced throughout 2022 and 2023, and a one-time expense related to panels the Company chose to remake for one specific customer related to defective steel from a supplier used in the initial product in 2023.

General and Administrative Expenses – For the year ended December 31, 2024, the Company's general and administrative expenses increased by $564, or 9%, to $6,554 from $5,990 during the same period in 2023. General and administrative expenses for the year ended December 31, 2023 increased over the prior year due higher salary and wage rates, and an increase in the allowance for credit losses. General and administrative expenses were 8% and 10% of revenues for the years ended December 31, 2024 and 2023, respectively.

Selling Expenses – Selling expenses for the year ended December 31, 2024 increased by $13, or 0%, to $3,557 from $3,544 for the year ended December 31, 2023. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income – The Company had operating income for the year ended December 31, 2024 of $9,899 compared to operating income of $1,118 for the year ended December 31, 2023, an increase of $8,781, or 785%. The increase in operating income was mainly due to the increase in revenues, decrease in cost of sales as a percentage of revenue, and a relatively flat operating expenses as a percent of revenue.

Income Tax Expense – The Company had income tax expense of $2,143 for the year ended December 31, 2024 compared to income tax expense of $528 for the year ended December 31, 2023. The Company had an effective rate of 21.7% for the year ended December 31, 2024 compared to an effective rate of 40.0% for the same period in 2023. The decrease in the effective tax rate is attributed to the increase in the Company’s state tax liability for a true-up of state tax expense during 2023.

Net Income – The Company had net income of $7,675 for the year ended December 31, 2024, compared to net income of $795 for the same period in 2023. The basic and diluted earnings per share was $1.45 for 2024 compared to basic and diluted earnings per share of $0.15 for the year ended December 31, 2023. There were 5,289 basic and diluted weighted average shares outstanding in 2024, and 5,258 basic and 5,292 diluted weighted average shares outstanding in 2023.

Liquidity and Capital Resources

The Company financed its capital expenditures for 2024 with cash balances on hand. The Company had $5,094 of debt obligations at December 31, 2024, of which $658 is scheduled to mature within twelve months. During the twelve months ended December 31, 2024, the Company made repayments of outstanding debt in the amount $635.

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formally Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2024 was $1,166.

The Company also has a note payable to the Bank in the amount of $1,536 as of December 31, 2024. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The balance of the note payable at December 31, 2024 was $2,379. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037.

The Company additionally has one smaller installment loan with an annual interest rate of 2.90%, maturing in 2025, with a balance totaling $13.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and has received a waiver for 2024 from the Bank. Also under the loan covenants with the Bank, the Company must maintain tangible net worth of $25,000. The Company is in compliance with all covenants pursuant to the loan agreements as of December 31, 2024.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of December 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2025 and matures January 1, 2026. The loan is collateralized by a first lien position on the Company's accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit required the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provided for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matured on October 1, 2024. As of October 31, 2024, the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2024, the Company had cash totaling $7,548 compared to cash totaling $9,175 at December 31, 2023. Cash provided by operations was $5,584. Cash disbursements from investing activity was $6,576. Cash repayments on borrowings was $635. The decrease in cash is primarily the result of cash used for capital expenditures, specifically the expansion of the manufacturing facility in North Carolina.

Capital spending, including financed additions, increased from $5,010 in 2023 to $6,629 in 2024. Capital expenditures in 2024 were primarily related to spending for the expansion of the North Carolina production facility and new manufacturing equipment. The Company anticipates capital spending for 2025 to be approximately $5,000, which includes forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes acquisitions.

The Company's notes payable are financed at fixed rates of interest. This leaves the Company almost impervious to fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or an available line of credit is drawn upon, with a variable interest rate.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company's days sales outstanding (DSO) in 2024 and 2023 were 88 and 113 days, respectively. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s accounts receivable balance, net of allowance for credit losses, at December 31, 2024 was $19,420, compared to accounts receivable balance, net of allowance for credit losses, of $17,209 at December 31, 2023. The increase is primarily the result of increased revenue. The Company expects DSO to trend downwards, with increased collection efforts, although no assurance can be provided.

The Company’s inventory at December 31, 2024 was $6,677 and at December 31, 2023 was $5,150, an increase of $1,528. The annual inventory turns for 2024 and 2023 were 10.0 and 15.0, respectively.

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

Inflation

Management believes that the Company's operations were affected by inflation in 2024 and 2023, particularly in the purchases of labor costs will increase in 2025, although no assurance can be given regarding future pricing or costs.

Backlog

As of March 3, 2025, the Company's sales backlog was approximately $59.5 million as compared to approximately $60.8 million at approximately the same time in 2024. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced over multiple years. The backlog remained consistent with the prior year level due to continued sales efforts for products to be produced at all three manufacturing facilities, as well as consistent sales efforts in barrier rentals. The Company expects the backlog to increase with continued bidding on large infrastructure and SlenderWall/architectural projects, although no assurance can be given.

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

The Company continues to evaluate both production and administrative processes, and has streamlined many of these processes through lean activities. During 2024 and 2023, the Company, through lean activities, continued to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to continuous improvement by eliminating waste and providing value. It is management's intention to continue on the lean journey while implementing a lean culture throughout the Company to help reach our goals for 2025. The Company's lean efforts are aimed to increase quality to the customer, significantly reduce defects, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-K present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods disclosed in conformity with U.S. Generally Accepted Accounting Principles.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls over financial reporting is a process designed under the supervision of our principal executive officer and principal financial and accounting officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2024, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

Control Environment, Risk Assessment and Monitoring

Management has determined that the Company did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, (3) control activities, (4) information and communication, and (5) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning properly. These deficiencies were primarily attributed to (i) turnover of the Chief Financial Officer, (ii) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (iii) ineffective identification and assessment or risks impacting internal control over financial reporting, and (iv) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

•	Management did not design, implement, and retain appropriate documentation of formal accounting policies, procedures, and controls across substantially all of the Company’s business processes over: (i) the financial reporting process, including management review controls over key disclosures and financial statement support schedules, (ii) the monthly financial close process, including journal entries and account reconciliations and (iii) the completeness and accuracy of information used by control owners in the operation of certain controls, to achieve timely, complete, accurate financial accounting, reporting.

•	The Company did not design and maintain effective processes and controls to ensure all journal entries are properly reviewed and approved prior to posting to the general ledger.

•	Management did not design and maintain appropriate information technology general controls in the areas of user access, vendor management controls, and segregation of duties related to certain information technology systems that support the Company’s financial reporting process.

As a result of these material weaknesses, the Company’s management has concluded that, as of December 31, 2024 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. As a non-accelerated filer and a “smaller reporting company”, the Company is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024.

Remediation Efforts

Management, with oversight from the Audit Committee and Board of Directors, is committed to the remediation of the material weaknesses described above. The Company has continued to implement measures to improve the internal control structure. Specifically, the Company has:

•	Hired a Chief Financial Officer with knowledge and experience in key financial reporting and internal control areas;

•	Actively pursuing hiring the hiring of additional finance and accounting personnel with adequate knowledge and experience in key financial reporting and internal control areas;

•	Designing and implementing new entity-level controls (“ELCs”) with greater alignment to the COSO 2013 Internal Controls Framework;

•	Developing a training program and educating control owners concerning the principles of the Internal Control – Integrated Framework (2013) issued by COSO;

•	Implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

•	Developing internal controls documentation, including comprehensive accounting policies and procedures over financial processes and related disclosures;

•	Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over certain business processes including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;

•	Engaging outside resources for complex accounting matters and drafting and retaining position papers for all complex, non-recurring transactions;

•	Developing monitoring activities and protocols that will allow us to timely assess the design and the operating effectiveness of controls over financial reporting and make necessary changes to the design of controls, if any

•	Segregating key functions within our financial and information technology processes supporting our internal controls over financial reporting;

•	Reassessing and formalizing the design of certain accounting and information technology policies relating to security and change management controls, including user access reviews, including assessing the need for implementing a more robust information technology system; and

•	Continuing to enhance and formalize our accounting, business operations, and information technology policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal fourth quarter of 2024, none of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Ashley B. Smith	62	1994	Chairman of the Board of Directors, Chief Executive Officer, and President

James Russell Bruner	69	2018	Director

Matthew I. Smith	58	2023	Director, Vice President of Sales & Marketing, and President of Concrete Safety Systems

Read Van de Water	61	2023	Director

Richard Gerhardt	58	2016	Director

Stephanie Poe	35	2023	Former Chief Financial Officer, Secretary, and Treasurer

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

Matthew I. Smith. Director, Vice President of Sales & Marketing, and President of Concrete Safety Systems. Mr. Smith has served as a member of the Board of Directors of the Company since December 2023. Mr. Smith is the Vice President of Sales & Marketing of the Company and the President of Concrete Safety Systems, the barrier rental division of Smith-Midland. He has served in these roles since 2008 and 2015, respectively. Prior to his appointment as a member of the Board of Directors, Mr. Smith served as an Advisor to the Board. He is active in the local community, serving as a member of the Board of Directors for Leadership Fauquier and as a Fauquier County Planning Commissioner. Mr. Smith is a past president and current board member of the Precast Concrete Association of Virginia. He has a bachelor’s degree in Business Administration from Bridgewater College. Mr. Smith is the brother of Ashley B. Smith. The Company believes that Mr. Smith’s education, experience in the precast concrete industry and business experience gives him the qualifications and skills necessary to serve in the capacity as a director of the Company.

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

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He is currently President of Sales Services International, Inc., a consulting firm, Chief Sales Officer for IMEX Global Solutions, Inc., a logistics company, since April 2020, and Corporate Development Officer of Palladin Consulting, LLC, a software services company, since May 2024, and is serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since 2016. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt's current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Stephanie Poe. Former Chief Financial Officer, Secretary, and Treasurer. Stephanie Poe served as Chief Financial Officer, Secretary, and Treasurer of the Company from January 2023 to July 17, 2024. Prior to becoming the Chief Financial Officer, Secretary, and Treasurer, Ms. Poe served as the Controller for the Company since January 2022 and the Accounting Manager for the Company since 2017. Prior to joining the Company, Ms. Poe worked at Ernst & Young as part of their tax practice. Ms. Poe is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Appalachian State University and a Master of Science degree in Accounting from George Mason University.

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

Insider Trading Policy

The Company has adopted an insider trading policy and related procedures governing the purchase, sale or other disposition of the Company’s securities by the Company and its directors, officers and employees, which are designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, the insider trading policy prohibits short sales of the Company’s stock, certain forms of hedging or monetizing transactions, holding the Company’s stock in a margin account, or pledging the Company’s stock as collateral for a loan without prior advance approval from our Chief Executive Officer (no such advance approvals were granted to directors or named executives officers in 2024).

Audit Committee

The Company created an Audit Committee in 2018. The Audit Committee consists of James Russell Bruner, Read Van de Water, and Richard Gerhardt, the three independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2024 and 2023 to the principal executive officer, as well as the other executive officer of the Company (the “named executive officers”):

Summary Compensation Table

	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2024	$377,344	$82,915	-	$13,234	$473,493
Chief Executive Officer and President (3)	2023	$329,059	$24,150	-	11,982	$365,191

Stephanie Poe	2024	$107,298	$20,910	-	$5,103	$133,311
Former Chief Financial Officer, Secretary, and Treasurer (4)(5)	2023	$147,290	$10,000	-	6,292	$163,582

(1) Represents salaries paid in 2024 and 2023 for services provided by each named executive officer serving in the capacity listed.

(2) Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3) “All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $13,234 and $11,982 for the years 2024 and 2023, respectively.

(4) “All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $5,103 and $6,292 for the years 2024 and 2023, respectively.

(5) Ms. Poe resigned on July 17, 2024.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Ashley B. Smith	—	—	—	—	—	—	—	—
Stephanie Poe (1)	—	—	—	—	—	—	—	—
TOTAL	—	—			—	—	—	—

(1) Ms. Poe resigned on July 17, 2024.

Compensation of Directors

Effective for 2024, all non-executive officer Directors were to receive, per annum, $40,000 in cash compensation and $15,000 in stock compensation for their services as Directors. During 2024, all such cash compensation was paid. In February 2025, in lieu of the $15,000 in stock compensation due for 2024, the independent directors were paid $15,000 in cash, which is not reflected in the table below.

The Company does not pay any additional compensation to directors who are members of management or are employed by the Company, but the Company reimburses all directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings or otherwise in their capacity as directors.

Fiscal 2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Ashley B. Smith (1)	—	—	—	—	—	—	—
James Russell Bruner	40,000	—	—	—	—	—	40,000
Matthew I. Smith (2)	—	—	—	—	—	—	—
Read Van de Water	40,000	—	—	—	—	—	40,000
Richard Gerhardt	40,000	—	—	—	—	—	40,000

(1)	All compensation for Mr. A. Smith is reported in Item 11. Executive Compensation.
(2)	Mr. M. Smith is employed by the Company. No additional compensation paid related to his position as a director.
(3)	As stated above, in lieu of a stock award intended for 2024, a cash payment of $15,000 was paid in February 2025 to each independent director.

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

The Company has an agreement with its former Chief Executive Officer and former Chairman of the Board, Rodney I. Smith. Mr. Smith ceased providing services as Chief Executive Officer in May 2018. The agreement provides for an annual royalty fee of $99,000 payable as consideration for his assignment to the Company of all of Mr. Smith’s rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the unexpired patents. Mr. Smith is currently being compensated with respect to royalty payments in accordance with the agreement.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is an officer or employee of the Company or has or had at any time any relationship with the Company that requires disclosure under Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 3, 2025, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Number of Shares Beneficially Owned (3)	Percentage of Class
Rodney I. Smith (1)(3)	549,499	10.4%

Ashley B. Smith (1)(3)	177,689	3.3%

James Russell Bruner (1)	12,594	*

Matthew I. Smith (1)(3)	10,206	*

Read Van de Water (1)	—	—

Richard Gerhardt (1)	5,797	*

Thompson Davis & Co., Inc. (4)	1,758,865	33.2%

All directors and executive officers as a group (6 persons)	206,286	3.9%

* Less than 1%.

(1) The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, James Russell Bruner, Matthew I. Smith, Richard Gerhardt, and Ms. Read Van de Water is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4) Address of holder is 9030 Stony Point Pkwy, Ste 100, Richmond, VA 23235. Based on the Form 13-D filed with the Securities and Exchange Commission on December 6, 2024 by Thompson Davis & Co., Inc.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2024 regarding the Company's equity compensation plans.

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

(1) A brief description of the Company's 2016 Equity Incentive Plan (the “Equity Plan”) is contained in Note 8 of the Notes to Consolidated Financial Statements. The Equity Plan has a balance of 89,303 shares of stock unissued and available for award at December 31, 2024.

On October 13, 2016, the Company's Board of Directors adopted the Equity Plan. Employees, directors and consultants of the Company are eligible to participate in the Equity Plan. The Equity Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the "Committee"). The Equity Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Plan subject to the limitations and other provisions of the Equity Plan. An aggregate of 400,000 shares of the Company's common stock, par value $.01 per share, were authorized for issuance under the Equity Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 89,303 remains available for issuance at December 31, 2024. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Plan.

In response to Item 402(x)(1) of Regulation S-K, the Company does not currently have any program, plan or obligation that requires it to grant equity awards on specific dates. The Compensation Committee does not have a practice or policy of granting equity awards in anticipation of the release of material non-public information and the Company does not time the release of material non-public information in coordination with grants of equity awards in a manner that intentionally benefits our named executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are three independent directors of the Company, Mr. James Russell Bruner, Mr. Richard Gerhardt, and Ms. Read Van de Water. The test utilized by the Company for the determination of independence is that under the NASDAQ listing standards.

On an ongoing basis, the Company reviews all “related party transactions” (those transactions that are required to be disclosed by SEC Regulation S-K, Item 404), if any, for potential conflicts of interest and all such transactions must be approved by the Board of Directors. No transactions for the year ended December 31, 2024 meet the criteria for disclosure.

Item 14. Principal Accountant Fees and Services

On June 11, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, approved the engagement of BDO USA, P.C. (“BDO”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024.

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO USA, P.C.; Richmond, VA, the principal accountant for the audit of the Company for the year ended December 31, 2024 and 2023; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below (in thousands).

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

The Audit Committee has established pre-approval policies and procedures with respect to the engagement of the Company’s independent accountants and audit and permissible non-audit services, provided by the independent accountants. Such policies and procedures do not include the delegation of the responsibilities of the Audit Committee to management. All of the services provided by BDO described below (in thousands) for 2024 and 2023, respectively, were pre-approved by the Audit Committee.

	2024	2023
Audit Fees	$480	$454
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$480	$454

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) The financial statements of the Company are included following Part IV of this Form 10-K.

(2) Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3) The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 24, 2024).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.1	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.2

Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, between the Company and Rodney I. Smith (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3

Commitment Letter, dated November 27, 2023, for the renewal of the equipment line of credit in the amount of $1,500,000 with Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023).

10.4

Commercial Line of Credit Agreement and Note, dated January 1, 2025, for the renewal of the line of credit in the amount of $5,000,000 with Burke & Herbert Bank & Trust Company, formerly Summit Community Bank.

10.5	Commercial Revolving Promissory Note, dated January 1, 2025, issued by the Company to Burke & Herbert Bank & Trust Company.

10.6	Commercial Security Agreement, dated January 1, 2025, with Burke & Herbert Bank & Trust Company, formerly Summit Community Bank.

10.7

Promissory Note, dated October 11, 2019, in the amount of $2,228,000 issued by the Company to Summit Community Bank (now known as Bank Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.8

Deed of Trust dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.9

Commercial Security Agreement dated October 11, 2019, related to the Promissory Note dated October 11, 2019 between the Company and Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2019).

10.10

Promissory Note, dated March 27, 2020, in the amount of $2,701,404 issued by the Company to Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

30

10.11

Business Loan Agreement related to the Promissory Note dated March 27, 2020 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020).

10.12

Modification and Supplemental Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2020) to the Credit Line Deed of Trust, dated April 20, 2011 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.13

Modification Deed of Trust, dated March 27, 2020, between the Company and Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2022) to the Credit Line Deed of Trust, dated September 12, 2013 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2013).

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

10.19

Commercial Promissory Note, dated February 10, 2022, in the amount of $2,805,000 issued by the Company to Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

10.20

Business Loan Agreement, dated February 10, 2022, between Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) and the Company and (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

10.21

Commercial Real Estate Deed of Trust, dated February 10, 2022, issued by the Company in favor of Summit Community Bank (now known as Burke & Herbert Bank & Trust Company) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022).

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

SMITH-MIDLAND CORPORATION

Date: May 27, 2025	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 27, 2025	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashley B. Smith	Director	May 27, 2025
Ashley B. Smith

/s/ James Russell Bruner	Director	May 27, 2025
James Russell Bruner

/s/ Matthew I. Smith	Director	May 27, 2025
Matthew Smith

/s/ Read Van de Water	Director	May 27, 2025
Read Van de Water

/s/ Richard Gerhardt	Director	May 27, 2025
Richard Gerhardt

Smith-Midland Corporation

and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

Smith-Midland Corporation

and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Smith-Midland Corporation

Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses of Accounts Receivable – Trade Billed

As described in Note 2 to the consolidated financial statements, the Company recognized an allowance for credit losses of $1.13 million for its consolidated accounts receivable trade - billed as of December 31, 2024. The Company estimates expected credit losses by analyzing prior collection history with its customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions.

We identified the estimation of the allowance for credit losses of accounts receivable – trade billed as a critical audit matter. The principal considerations for our determination are that the allowance for credit losses involves significant judgement in assessing certain inputs and assumptions, including historical experience and current customer specific conditions. In addition, the Company identified certain material weaknesses which impacted the extent of our procedures. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

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

Richmond, Virginia

May 27, 2025

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$7,548	$9,175
Accounts receivable, net
Trade - billed (less allowances of $1,130 and $806), including contract retentions	19,420	17,209
Trade - unbilled	1,327	525
Inventories, net
Raw materials	2,078	2,329
Finished goods	4,599	2,821
Prepaid expenses	854	1,266
Refundable income taxes	23	—

Total current assets	35,849	33,325

Property and equipment, net	31,704	27,680

Other assets	438	343

Total assets	$67,991	$61,348

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable - trade	$4,741	$7,336
Accrued expenses and other liabilities	429	831
Deferred revenue	4,313	2,717
Accrued compensation	1,770	1,203
Accrued income tax	1,539	473
Operating lease liabilities	21	43
Current maturities of notes payable	658	636
Customer deposits	1,539	2,779

Total current liabilities	15,010	16,018

Deferred revenue	6,222	4,424
Operating lease liabilities	90	2
Notes payable - less current maturities	4,436	5,092
Deferred tax liability	494	1,651

Total liabilities	26,252	27,187

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,346,526 and 5,349,599 issued and 5,304,606 and 5,308,679 outstanding, respectively	54	54
Additional paid-in capital	7,717	7,814
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	34,070	26,395

Total stockholders’ equity	41,739	34,161

Total liabilities and stockholders' equity	$67,991	$61,348

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue
Product sales	$45,624	$38,748
Barrier rentals	12,019	6,330
Royalty income	3,261	2,633
Shipping and installation revenue	17,604	11,869

Total revenue	78,508	59,580

Cost of sales	58,498	48,928

Gross profit	20,010	10,652

General and administrative expenses	6,554	5,990
Selling expenses	3,557	3,544

Total operating expenses	10,111	9,534

Operating income	9,899	1,118

Other income (expense)
Interest expense	(231)	(255)
Interest income	47	24
Gain on sale of assets	19	346
Other income, net	84	90

Total other income (expense), net	(81)	205

Income before income tax expense	9,818	1,323

Income tax expense	2,143	528

Net income	$7,675	$795

Basic and diluted earnings per share	$1.45	$0.15

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2022	5,345,189	$53	(40,920)	$(102)	$7,440	$25,664	$33,055

Adjustment for Adoption of ASU 2016-13	—	—	—	—	—	(64)	(64)

Vesting of restricted stock	—	1	—	—	374	—	375

Issuance of restricted stock	4,410	—	—	—	—	—	—

Net income	—	—	—	—	—	795	795

Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

Vesting of restricted stock	—	—	—	—	45	—	45

Issuance of restricted stock	767	—	—	—	—	—	—

Settlement of restricted stock	(3,840)	—	—	—	(142)	—	(142)

Net income	—	—	—	—	—	7,675	7,675

Balance, December 31, 2024	5,346,526	$54	(40,920)	$(102)	$7,717	$34,070	$41,739

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Reconciliation of net income to net cash provided by (used in) operating activities

Net income (loss)	$7,675	$795
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,664	2,399
(Gain) loss on sale of fixed assets	(19)	(346)
Allowance for credit losses	325	(39)
Stock compensation	45	375
Settlement of restricted stock	(142)	—
Inventory Reserve	13	19
Deferred taxes	(1,157)	(434)
(Increase) decrease in
Accounts receivable - billed	(2,536)	(1,010)
Accounts receivable - unbilled	(802)	464
Inventories	(1,541)	(1,351)
Prepaid expenses and other assets	290	(678)
Refundable income taxes	(23)	478
Increase (decrease) in
Accounts payable - trade	(3,022)	1,520
Accrued expenses and other liabilities	(401)	32
Deferred revenue	3,395	2,724
Accrued compensation	566	415
Accrued income taxes	1,067	327
Customer deposits	(1,239)	2,042

Net cash provided by (used in) operating activities	$5,158	$7,732

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(continued)

	December 31,
	2024	2023
Cash flows from investing activities
Purchases of property and equipment	(6,203)	(5,010)
Proceeds from sale of property and equipment	53	346

Net cash provided by (used in) investing activities	(6,150)	(4,664)

Cash flows from financing activities
Repayments of long-term borrowings	(635)	(619)

Net cash provided by (used in) financing activities	(635)	(619)

Net increase (decrease) in cash	(1,627)	2,449
Cash, beginning of year	9,175	6,726

Cash, end of year	$7,548	$9,175

Supplemental cash flow information:

Cash payments for interest	$223	$255
Cash payments for income taxes	$2,256	$189
Capital expenditures in accounts payable	$426	$2,049

See accompanying notes to consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. Inventory reserves (in thousands) were approximately $173 and $108 at December 31, 2024 and 2023, respectively.

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

The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) section of its consolidated statement of income. The Company does not have any uncertain tax positions as of December 31, 2024, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

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

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. The Company’s Accounts receivable trade – billed (in thousands), arising from Topic 606 is $16,695, $13,685, and $13,702 as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances (in thousands) are as follows:

	Year Ended December 31,
	2024	2023
Accounts receivable trade – unbilled, beginning of the period	$525	$990
Accounts receivable trade – unbilled, end of the period	1,327	525
Amounts invoiced in the period from amounts included at the beginning of the period	429	910

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances (in thousands) are as follows:

	Year Ended December 31,
	2024	2023
Customer deposits, beginning of the period	$2,779	$737
Customer deposits, end of the period	1,539	2,779
Revenue recognized in the period from amounts included at the beginning of the period	2,626	308

The Company’s deferred revenue balances (in thousands) related to Topic 606 are as follows:

	Year Ended December 31,
	2024	2023
Deferred revenue, beginning of the period	$2,685	$1,887
Deferred revenue, end of the period	4,453	2,685
Revenue recognized in the period from amounts included at the beginning of the period	600	866

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At December 31, 2024, December 31, 2023, and December 31, 2022 accounts receivable included contract retentions (in thousands) of approximately $1,523, $1,310, and $932, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. At December 31, 2024 and December 31, 2023, total allowances for credit losses were $1,130 and $806, respectively.

The rollforward of our allowance for credit losses (in thousands) for the year ended December 31, 2024, was as follows:

Balance at December 31, 2023	$806
Collection of Expected Credit Losses	(467)
Provision for Expected Credit Losses	791
Balance at December 31, 2024	$1,130

Sale to Customer with a Buy-Back Guarantee - Lease Income

The Company entered into a buy-back agreement with one specific customer. Under this agreement, the Company guaranteed to buy-back barrier at a predetermined price at the end of the long-term project, subject to the condition of the product. Although the Company received payment in full when the product was produced, we were required to account for these transactions as operating leases. The amount of sale proceeds equal to the buy-back obligation was deferred until the buy-back was executed. The remaining sale proceeds were deferred in the same account and recognized on a straight-line basis over the usage period, such usage period commencing on delivery to the job-site and ending at the time the buy-back was executed. The Company capitalized the cost of the product on the consolidated balance sheet, and depreciated the value, less residual value, to cost of leasing revenue in “Cost of sales” over the estimated useful life of the asset. The deferred revenue and deferred costs related to the original buy-back agreement were fully amortized as of December 31, 2022. The final close-out and accounting for the buy-back obligation recognized revenue of $679 and $0 for the years ended December 31, 2024 and 2023, respectively.

Pursuant to an amendment entered into by the Company with the customer on April 13, 2022, the Company agreed to purchase barrier back in the amount equal to the buy-back guarantee. Accordingly, the Company settled any remaining deferred balances, in excess of the buy-back payment, to leasing revenue, and reclassified the net book value of the purchased product to “Property and equipment, net”. The revenue was recognized in accordance with Topic 842, Leases. See Note 9. Commitments and Contingencies for additional information regarding the amendment.

Barrier Rentals - Lease Income

Leasing fees are paid by customers at the beginning of the lease agreement. We record amounts billed to customers in excess of recognizable revenue, as deferred revenue on the balance sheet. Revenue is recognized on a straight-line basis each month as lease income for the duration of the lease, in accordance with Topic 842, Leases.

The Company’s deferred revenue balances (in thousands) related to Topic 842, Leases are as follows:

	Year Ended December 31,
	2024	2023
Deferred revenue, beginning of the period	$4,456	$2,530
Deferred revenue, end of the period	6,082	4,456
Revenue recognized in the period from amounts included at the beginning of the period	2,067	1,247

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type (Disaggregated Revenue)	2024	2023
Product Sales:
Soundwall Sales	$11,825	$7,671
Architectural Sales	4,205	1,131
SlenderWall Sales	-	5,312
Miscellaneous Wall Sales	5,104	6,418
Barrier Sales	3,882	7,827
Easi-Set and Easi-Span Building Sales	6,666	4,712
Utility Sales	7,751	2,857
Miscellaneous Sales	6,191	2,820
Total Product Sales	45,624	38,748
Barrier Rentals	12,019	6,330
Royalty Income	3,261	2,633
Shipping and Installation Revenue	17,604	11,869
Total Service Revenue	32,884	20,832
Total Revenue	$78,508	$59,580

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

For the year ended December 31, 2024, no customer represented more than 10% of the Company’s revenue. For the year ended December 31, 2023, the Company derived 14% of its revenue from one customer. As of December 31, 2024, two customer’s outstanding receivable balance exceeded 10% of the total outstanding receivable balance. As of December 31, 2023, two customers’ outstanding receivable balance each equaled 10% of the total outstanding receivable balance.

Sales and Use Taxes

The Company excludes sales taxes as part of revenue, and includes use taxes on construction materials reported in cost of sales.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company currently operates in one operating and reportable business segment for financial reporting purposes (the “Precast Concrete Segment”). The Company’s CODM is the Chief Executive Officer (“CEO”) and President.

The precast concrete segment derives revenues from customers by providing products and services to customers. The accounting policies of the precast concrete segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the precast segment based on consolidated net income as reported on the consolidated statement of income and measures segment assets as total consolidated assets as reported on the consolidated balance sheet. The CODM uses consolidated net income and consolidated assets to decide how to allocate resources and whether to reinvest profits into the precast concrete segment or into other parts of the entity, such as to pay dividends. Significant segment expenses provided to the CODM are based on the expense breakout shown on the consolidate statements of income. The precast concrete segments results are the same as reported on the consolidated income statement and there are no adjustments or reconciling items.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a regular basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer-specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for credit losses at December 31, 2024 is adequate. However, actual write-offs may exceed the recorded allowance.

Due to inclement weather, the Company may experience reduced revenue from December through February and may realize a substantial part of its revenue during the other months of the year.

Fair Value of Financial Instruments

The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $373 and $490 in 2024 and 2023, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets including identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the two years ended December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted, and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard retrospectively on December 31, 2024.

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

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):
	December 31,
	2024	2023
Land and land improvements	$8,957	$8,579
Buildings and improvements	13,461	10,503
Machinery and equipment	18,681	16,240
Rental equipment	12,125	11,645

Total property and equipment	53,224	46,967
Less: accumulated depreciation and amortization	(21,520)	(19,287)

Property and equipment, net of accumulated depreciation and amortization	$31,704	$27,680

Depreciation expense and amortization (in thousands) was approximately $2,664 and $2,399 for the years ended December 31, 2024 and 2023, respectively.

4. NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2024	2023
Note payable to Burke & Herbert Bank & Trust, formally Summit Community Bank (the "Bank"), maturing February 2037; with monthly payments of approximately $21 of principal and interest fixed at 4.09%; net of $21 and $22 of deferred loan costs, respectively; collateralized by the related real property.	$2,379	$2,525

Note payable to the Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a Promissory Notes Rate Conversion Agreement; net of $13 and $16 of deferred loan costs, respectively; collateralized by all assets of Smith-Carolina Corporation and guaranteed by the Company.	1,166	1,382

Note payable to the Bank, maturing March 2030; with monthly payments of approximately $27 of principal and interest fixed at 3.99%; net of $18 and $22 of deferred loan costs, respectively; collateralized by the Company’s property, plant, and buildings.	1,536	1,792

Installment note, collateralized by certain machinery and equipment maturing in 2025; with monthly payments of $1.1 with an annual interest rate of 2.90%.	13	29

A revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of December 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2025 and matures January 1, 2026. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.

	—	—

Total Notes Payable Outstanding	5,094	5,728
Less current maturities	(658)	(636)

Notes Payable-less current maturities	$4,436	$5,092

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

The total notes payable balance is offset by debt issuance costs associated with securing the loans summarized above and are amortized straight line over the term of the related loan, which approximates the effective interest rate method. The total unamortized costs (in thousands) as of December 31, 2024 is $52 and $60 as of December 31, 2023.

On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provided for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matured on October 1, 2024. As of October 1, 2024, the Company had not purchased any equipment pursuant to the $1,500 commitment.

Under the loan covenants, for both the Line of Credit with the Bank, the Company is limited to annual capital expenditures (in thousands) of $5,000 and has received a waiver for 2024 from the Bank, and must maintain tangible net worth (in thousands) of $25,000.

The Company's notes payable includes certain restrictive covenants, which require the Company to maintain minimum levels of tangible net worth, places limits on annual capital expenditures for which a waiver was received in 2024, and limits on the payment of cash dividends. At December 31, 2024, the Company was in compliance with all covenants.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2025	$658
2026	671
2027	699
2028	727
2029	713
Thereafter	1,626

$5,094

5. RELATED PARTY TRANSACTIONS

The Company has an employment agreement with its former Chief Executive Officer and Chairman of the Board, Rodney I. Smith. Mr. Smith received his salary, pursuant to the terms of the agreement, through September 2021. While Mr. Smith has ceased providing executive officer services pursuant to such agreement, the agreement provides for an annual royalty fee (in thousands) of $99 payable as consideration for his assignment to the Company of all of his rights, title and interest in certain patents. Payment of the royalty continues for as long as the Company is using the inventions underlying the unexpired patents.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

6. INCOME TAXES

Income tax expense is comprised of the following (in thousands):

	December 31,
	2024	2023
Federal:
Current	$2,660	$467
Deferred	(1,016)	(275)
	1,644	192
State:
Current	640	495
Deferred	(141)	(159)
	499	336

Income tax expense	$2,143	$528

The provision for income taxes differs from the amount determined by applying the federal statutory tax rate to pre-tax income as a result of the following (in thousands):

	December 31,
	2024		2023
Income taxes at statutory rate	$2,074	21.0%	$278	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	359	3.6%	32	2.4%
Stock compensation	(175)	(1.8)%	(2)	(0.1)%
Provision-to-return	(101)	(1.0)%	240	18.2%
Other	(14)	(0.1)%	(20)	(1.5)%

Income tax expense	$2,143	21.7%	$528	40.0%

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$224	$213
Allowance for credit losses and doubtful accounts	278	195
Accrued vacation	72	70
Deferred revenue	2,588	1,509
Equity Compensation	6	135
163(j) interest expense limitation	16	—
Lease liability	27	11
Other	209	151
Gross deferred tax assets	3,420	2,284

Deferred tax liabilities:
Retainage	(389)	(299)
Fixed assets	(3,371)	(3,422)
Prepaid expenses	(112)	(188)
Amortization - intangibles	(15)	(15)
Right-of-use asset	(27)	(11)
Gross deferred tax liabilities	(3,914)	(3,935)

Net deferred tax liability	$(494)	$(1,651)

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future positive earnings, management has determined that the deferred tax assets are realizable.

As of December 31, 2024 and 2023, the Company had approximately $5,490 and $5,061 (in thousands), respectively, of state net operating losses (NOLs) available to offset future state taxable income. The state NOLs begin expiring at various times between 2028 and 2037. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2020.

7. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant's contribution, up to 4% of the participant's compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2024 and 2023 were approximately $284 and $248, respectively.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

8. STOCK COMPENSATION

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants and 89,303 share remain available to be granted as of December 31, 2024. The grants may be in the form of restricted or performance shares of common stock of the Company.

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of date of grant. The Company assumes no forfeitures as they are granted to key executives and board members.

Restricted stock activity during the years ended December 31, 2024 is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2023	40,278	2,000	42,278	$12.07
Granted	767	—	767	11.72
Vested	(37,205)	(1,000)	(38,205)	11.72
Settlement of restricted stock	(3,840)	—	(3,840)	37.12
Forfeited	—	—	—	—

Non-vested, December 31, 2024	—	1,000	1,000	$19.15

In 2021, the Compensation Committee and Board of Directors approved a Long-Term Incentive Plan with respect to the grant of stock pursuant to the 2016 Equity Incentive Plan. The final equity amount earned was based on continued service through the three-year performance period ending on December 31, 2023, Board discretion, and performance results. The actual number of performance-based shares of common stock of the Company, if any, earned by the award recipients was determined based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue growth performance targets were set for each of the Minimum, Target, and Maximum levels. In May 2024, the actual performance amount (in thousands) was determined by the Compensation Committee to be $579. The stock compensation cost was recognized over the requisite performance/service period using the straight-line method and based on the probable number of shares to be awarded. During the second quarter of 2024 an additional expense amount (in thousands) of $25 was recorded related to the final amount awarded by the Compensation Committee.

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation expense (in thousands) for the years ended December 31, 2024 and 2023 was approximately $45 and $375, respectively, based upon the value at the date of grant. The Company recognized tax benefits (in thousands) of $175 and $9 related to stock compensation expense for the years ended December 31, 2024 and 2023, respectively. The fair value of the shares vested (in thousands) for the years ended December 31, 2024 and 2023 was $19 and $221, respectively, based upon the value at the date of vesting. There was $14 thousand of unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2024 and will be recognized ratably over a 9 month period. All non-vested restricted vests and is earned based on continued service of the award recipients.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

9. COMMITMENTS AND CONTINGENCIES

On April 13, 2022, the Company and its customer entered into an amendment to the buy-back agreement described in ‘Revenue Recognition-Sale to Customer with a Buy-Back Guarantee-Lease Income’. Pursuant to the amendment, the Company agreed to purchase all of the barrier subject to the original buy-back agreement, as well as an additional amount. The total estimated purchase price is $5,000, representing the barrier, associated loading, freight, and yarding. The deferred buy-back lease asset and obligation were fully reduced as the Company picked up the original buy-back amount throughout 2022. As of December 31, 2024, the Company has picked up all barrier related to this purchase agreement and does not expect to incur any additional costs related to this purchase. For the years ended December 31, 2024 and 2023 the Company recognized additional revenue associated with the buy-back agreement closeout of $679 and $0, respectively.

The Company is party to legal proceedings and disputes which may arise in the ordinary course of business. In the opinion of the Company, it is unlikely that liabilities, if any, arising from legal disputes will have a material adverse effect on the consolidated financial position of the Company.

10. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2024	2023
Basic earnings per share

Income available to common shareholders	$7,675	$795

Weighted average shares outstanding	5,289	5,258

Basic earnings per share	$1.45	$0.15

Diluted earnings per share

Income available to common shareholders	$7,675	$795

Weighted average shares outstanding	5,289	5,258
Dilutive effect of restricted stock	—	34

Total weighted average shares outstanding	5,289	5,292

Diluted earnings per share	$1.45	$0.15

There was no restricted stock or other common stock equivalents excluded from the diluted earnings per share calculation for the years ended December 31, 2024 and December 31, 2023.

