Form 10-Q
period 2025-03-31
SMITH MIDLAND CORP
filed 2025-07-10
CIK 924719

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Common Stock, $0.01 par value per share, outstanding as of June 30, 2025: 5,304,606 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Smith-Midland Corporation

and Subsidiaries

(unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

ASSETS	March 31, 2025	December 31, 2024
Current assets
Cash	$9,006	$7,548
Accounts receivable, net
Trade - billed (less allowances of approximately $1,222 and $1,130, respectively), including contract retentions	22,879	19,420
Trade - unbilled	952	1,327
Inventories, net
Raw materials	2,275	2,078
Finished goods	5,210	4,599
Prepaid expenses	1,248	877

Total current assets	41,570	35,849

Property and equipment, net	32,655	31,704

Other assets	432	438

Total assets	$74,657	$67,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

(unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2025	December 31, 2024
Current liabilities
Accounts payable - trade	$5,811	$4,741
Accrued expenses and other liabilities	397	429
Deferred revenue	4,466	4,313
Accrued compensation	1,183	1,770
Accrued income taxes	2,556	1,539
Operating lease liabilities	19	21
Current maturities of notes payable	661	658
Customer deposits	2,160	1,539

Total current liabilities	17,253	15,010

Deferred revenue	7,496	6,222
Operating lease liabilities	85	90
Notes payable - less current maturities	4,269	4,436
Deferred tax liability	484	494

Total liabilities	29,587	26,252

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,346,526 and 5,346,526 issued and 5,304,606 and 5,304,606 outstanding, respectively	54	54
Additional paid-in capital	7,721	7,717
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	37,397	34,070

Total stockholders' equity	45,070	41,739

Total liabilities and stockholders' equity	$74,657	$67,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Product sales	$9,112	$10,752
Barrier rentals	8,425	893
Royalty income	890	575
Shipping and installation revenue	4,271	4,536

Total revenue	22,698	16,756

Cost of sales	15,723	12,845

Gross profit	6,975	3,911

Operating expenses
General and administrative expenses	1,584	1,549
Selling expenses	1,004	853

Total operating expenses	2,588	2,402

Operating income	4,387	1,509

Other income (expense)
Interest expense	(55)	(60)
Interest income	7	8
Gain on sale of assets	—	3
Other income	8	44

Total other income (expense)	(40)	(5)

Income before income tax expense (benefit)	4,348	1,504

Income tax expense (benefit)	1,020	357

Net income	$3,327	$1,147

Basic earnings per common share	$0.63	$0.22
Diluted earnings per common share	$0.62	$0.21

Weighted average number of common shares outstanding:
Basic	5,304	5,309
Diluted	5,305	5,350

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2024	5,346,526	$54	(40,920)	$(102)	$7,717	$34,070	$41,739

Vesting of restricted stock	—	—	—	—	4	—	4

Net income	—	—	—	—	—	3,327	3,327

Balance, March 31, 2025	5,346,526	$54	(40,920)	$(102)	$7,721	$37,397	$45,070
Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

Vesting of restricted stock	—	—	—	—	5	—	5

Net income	—	—	—	—	—	1,147	1,147

Balance, March 31, 2024	5,349,599	$54	(40,920)	$(102)	$7,819	$27,542	$35,313

  The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,327	$1,147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	671	641
(Gain) loss on sale of property and equipment	—	(352)
Allowance for credit losses	92	147
Stock compensation	4	5
Deferred taxes	(10)	(1)
(Increase) decrease in
Accounts receivable - billed	(3,552)	(2,993)
Accounts receivable - unbilled	375	(112)
Inventories	(807)	(1,801)
Prepaid expenses	(365)	20
Increase (decrease) in
Accounts payable - trade	37	(392)
Accrued expenses and other liabilities	(33)	1,069
Deferred revenue	1,426	1,648
Accrued compensation	(586)	(332)
Accrued income taxes	1,017	358
Customer deposits	621	171
Net cash provided by (used in) operating activities	2,217	(777)
Cash flows from investing activities:
Purchases of property and equipment	(595)	(1,795)
Proceeds from the sale of property and equipment	—	355
Net cash provided by (used in) investing activities	(595)	(1,440)
Cash flows from financing activities:
Repayments of long-term borrowings	(164)	(157)
Net cash provided by (used in) financing activities	(164)	(157)
Net increase (decrease) in cash	1,458	(2,374)
Cash
Beginning of period	7,548	9,175
End of period	$9,006	$6,801

Supplemental Cash Flow Information:
Cash payments for interest	$55	$60
Cash payments for income taxes	$—	$—

Non-Cash Investing Activity:
Capital expenditures in accounts payable	$1,034	$2,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated December 31, 2024 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Accounts Receivable and Contract Balances

The timing of when the Company bills the customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. The Company’s Accounts receivable trade – billed, arising from Topic 606 is $18,901 and $16,695 as of March 31, 2025 and December 31, 2024, respectively.

Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances are as follows:

	Quarter Ended March 31,
	2025	2024
Accounts receivable trade – unbilled, beginning of the period	$1,327	$525
Accounts receivable trade – unbilled, end of the period	952	637
Amounts invoiced in the period from amounts included at the beginning of the period	1,060	27

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances are as follows:

	Quarter Ended March 31,
	2025	2024
Customer deposits, beginning of the period	$1,539	$2,779
Customer deposits, end of the period	2,160	2,950
Revenue recognized in the period from amounts included at the beginning of the period	1,452	705

The Company’s deferred revenue balances (in thousands) related to Topic 606 are as follows:

	Quarter Ended March 31
	2025	2024
Deferred revenue, beginning of the period	$4,453	$2,685
Deferred revenue, end of the period	5,174	3,472
Revenue recognized in the period from amounts included at the beginning of the period	34	24

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At March 31, 2025 and December 31, 2024 accounts receivable included contract retentions of approximately $1,487 and $1,523, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. At March 31, 2025 and December 31, 2024, total allowances for credit losses were $1,222 and $1,130, respectively.

The rollforward of our allowance for credit losses for the quarter ended March 31, 2025, was as follows:

Balance at December 31, 2024	$1,130
Provision for Expected Credit Losses	92
Balance at March 31, 2025	$1,222

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended March 31,
	2025	2024
Soundwall Sales	$3,779	$2,980
Architectural Panel Sales	—	321
SlenderWall Sales	—	—
Miscellaneous Wall Sales	601	1,751
Barrier Sales	1,305	1,734
Easi-Set and Easi-Span Building Sales	2,060	1,039
Utility Sales	1,014	1,679
Miscellaneous Product Sales	353	1,248
Total Product Sales	9,112	10,752
Barrier Rentals	8,425	893
Royalty Income	890	575
Shipping and Installation Revenue	4,271	4,536
Total Service Revenue	13,586	6,004

Total Revenue	$22,698	$16,756

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

For the quarter ended March 31, 2025, the Company derived 33% of its revenue from one customer. For the quarter ended March 31, 2024, the Company derived 10% of its revenue from one customer. As of March 31, 2025, two customer’s outstanding receivable balance exceeded 10% of the total outstanding receivable balance. For the year ended December 31, 2024, no customer represented more than 10% of the Company’s revenue and as of December 31, 2024, two customer’s outstanding receivable balance exceeded 10% of the total outstanding receivable balance.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company currently operates in one operating and reportable business segment for financial reporting purposes (the “Precast Concrete Segment”. The Company’s CODM is the Chief Executive Officer (“CEO”) and President.

The precast concrete segment derives revenues from customers by providing products and services to customers. The accounting policies of the precast concrete segment are the same as those described in the summary of significant accounting policies within the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance for the precast concrete segment based on consolidated net income as reported on the consolidated statement of income and measures segment assets as total consolidated assets as reported on the consolidated balance sheet. The CODM uses consolidated net income and consolidated assets to decide how to allocate resources and whether to reinvest profits into the precast concrete segment or into other parts of the entity, such as to pay dividends. Significant segment expenses provided to the CODM are based on the expense breakout shown on the consolidate statements of income. The precast concrete segments results are the same as reported on the consolidated income statement and there are no adjustments or reconciling items.

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2025	2024
Basic earnings per common share

Net income	$3,327	$1,147

Weighted average shares outstanding	5,304	5,309

Basic earnings per common share	$0.63	$0.22

Diluted earnings per common share

Net income	$3,327	$1,147

Weighted average shares outstanding	5,304	5,309
Dilutive effect of restricted stock	1	41

Total weighted average shares outstanding	5,305	5,350

Diluted earnings per common share	$0.62	$0.21

There was no restricted stock excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2024 and March 31, 2023.

3. NOTES PAYABLE

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company.  The balance of the note payable at March 31, 2025 and December 31, 2024 was $1,122 and $1,166 respectively.

The Company also has a note payable to the Bank in the amount of $1,489 and $1,536 as of March 31, 2025 and December 31, 2024 respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2025 and December 31, 2024 was $2,361 and $2,379 respectively.

The Company additionally has one smaller installment loan with an annual interest rates of 2.90% maturing in 2025, with a balance at March 31, 2025 and December 31, 2024 totaling $10 and $13 respectively.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $25,000. The Company is in compliance with the tangible net worth loan covenant and has received waivers from the Bank for the capital expenditure loan covenant as of March 31, 2025 and December 31, 2024.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of Marh 31, 2025 and December 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2025 and matures January 1, 2026. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2025, is as follows:

	Performance- Based	Service- Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2024	—	1,000	1,000	$19.15
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, March 31, 2025	—	1,000	1,000	$19.15

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

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation for the three month period ended March 31, 2025 was approximately $4, based upon the value at the date of grant. Stock compensation for the three month period ended March 31, 2024 was approximately $5, based upon the value at the date of grant. There was $10 of unrecognized compensation cost related to the non-vested restricted stock as of March 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•

while the Company had net income for the quarter ended March 31, 2025 and the years ended December 31, 2024 and 2023 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss from operations for the quarter ended June 30, 2023,

•

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity, there is no assurance that we will achieve significantly greater revenues,

•	we have a substantial amount of debt and our ability to satisfy and meet our debt obligations cannot be assured,

•

while our cash increased during the first quarter of 2025 from December 31, 2024 reflecting the increase in cash collections from higher operating revenues in the quarter, there can be no assurance that the Company’s cash will not be reduced in the future,

•

we have a significant amount of accounts receivables which has increased during the first quarter of 2025 as compared to the ending balance as of 2024, and our ability to fully collect these balances cannot be assured,

•

we identified material weaknesses in internal controls over financial reports related to (i) design and maintenance of effective controls over the financial reporting process; and (ii) certain business processes and the information control environment. The Company is currently studying and taking remedial actions with respect to these weaknesses,

•

there are uncertainties arising from the policies of the new Administration and DOGE, including without limitation, government spending cuts and tariffs, and there can be no assurance that infrastructure spending will not be adversely affected or that the Company will not otherwise be adversely affected,

•	the Company had a gap in hiring a Chief Financial Officer from July 17, 2024 to April 16, 2025 and is otherwise in need of additional accounting personnel,

•	our future revenue growth depends in part on future government spending on infrastructure, and there can be no assurance that such spending will occur or be in significant amounts,

•	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,

14

•

cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a ransomware incident in the first quarter of 2025 which was successfully addressed with network security changes and for which no ransomware payment was made,

•	the extent to which we are successful in developing, acquiring, licensing, or securing patents for proprietary products,

•	changes in economic conditions specific to any one or more of our markets (including tariffs, the availability of public funds and grants for construction),

•	the Company’s operations in 2025 and 2024 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

•	changes in general economic conditions in our primary service areas,

•	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

•	our compliance with governmental regulations,

•	the outcome of future litigation, if any,

•	potential decreases in our contract backlog; in this respect, the Company’s backlog at May 7, 2025 was approximately $52.4 million as opposed to $64.6 million at around the same time a year ago.

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	the other factors and information disclosed and discussed in other sections of this report, in our Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

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

Results of Operations (dollar amounts in thousands, except per share data)

Overall, the Company’s financial bottom line performance was higher for the first quarter of 2025 when compared to the first quarter of 2024. The Company had net income for the three months ended March 31, 2025 of $3,327 compared to net income of $1,147 for the three months ended March 31, 2024. Total revenue increased by $5,942 to $22,698 for the three months ended March 31, 2025 from $16,756 for the three months ended March 31, 2024. The increase in revenue is mainly from an increase in barrier rental, soundwall sales and Easi-Set and Easi-Span building sales. The significant increase in barrier rental was due to a special project undertaken and performed in the first quarter of 2025.

Cost of sales as a percentage of revenue, not including royalties, decreased to 72% for the three months ended March 31, 2025 compared to 79% for the three months ended March 31, 2024. The decrease is mainly due to the increase in special project barrier rental revenue in the quarter, which have a higher margin and lower cost of sales as a percent of revenue when compared to product margins and product cost of sales as a percent of revenue.

Operating income was $4,387 for the three month period ended March 31, 2025, as compared to $1,509 for the three month period ended March 31, 2024. Operating expenses for the first quarter of 2025 were $2,588 compared to $2,402 for the first quarter of 2024. The increase is due to increased selling expenses as it relates to additional sales staff costs and commissions.

Income tax expense for the three month period ended March 31, 2025 was $1,020, or an effective tax rate of 24%, as compared to $357, or an effective tax rate of 24% for the three month period ended March 31, 2024.

As of May 7, 2025, the Company’s sales backlog was approximately $52.4 million, as compared to approximately $64.6 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates funding related to the Infrastructure Investment and Jobs Act to come through the state and local governments in 2025 and beyond to further promote growth in the revenue related to the highway, transportation, and infrastructure markets, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month period ended March 31, 2025 and 2024.

Revenue by Type	Three Months Ended March 31,
	2025	2024	Change	% Change
Soundwall Sales	$3,779	$2,980	$799	27%
Architectural Panel Sales	—	321	(321)	(100)%
SlenderWall Sales	—	—	—	—
Miscellaneous Wall Sales	601	1,751	(1,150)	(66)%
Barrier Sales	1,305	1,734	(429)	(25)%
Easi-Set and Easi-Span Building Sales	2,060	1,039	1,021	98%
Utility Sales	1,014	1,679	(665)	(40)%
Miscellaneous Product Sales	353	1,248	(895)	(72)%
Total Product Sales	9,112	10,752	(1,640)	(15)%
Barrier Rentals	8,425	893	7,532	843%
Royalty Income	890	575	315	55%
Shipping and Installation Revenue	4,271	4,536	(265)	(6)%
Total Service Revenue	13,586	6,004	7,582	126%

Total Revenue	$22,698	$16,756	$5,942	35%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were higher for the three month period ended March 31, 2025, compared to the same period in 2024. The increase is due to higher production volumes at all three plants, as the Company begins increasing production output to execute and deliver on the Company’s increased Soundwall backlog. Soundwall sales are expected to trend similarly throughout the remainder 2025 as compared to the first quarter of 2025, although no assurance can be given.

Architectural Panel Sales – The Company did not have Architectural panel projects during the first quarter of 2025. Architectural sales are expected to occur throughout 2025 as compared to the first quarter of 2025, although no assurance can be given.

SlenderWall Sales – The Company did not have SlenderWall projects in production during the first quarters of 2025 and 2024. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor. SlenderWall sales are expected to increase in 2025 compared to 2024, as several SlenderWall projects are anticipated to start production in the second half of 2025.

Miscellaneous Wall Sales - Miscellaneous wall sales decreased for the three month period ended March 31, 2025, compared to the same period in 2024.  Based on the Company’s backlog for these products, miscellaneous wall sales are expected to trend higher throughout 2025 as compared to the first quarter of 2025, although no assurance can be provided.

Barrier Sales - Barrier sales decreased for the three month period ended March 31, 2025, compared to the same period in 2024. Barrier sales are expected to trend similarly throughout 2025 as compared to the first quarter of 2025, although no assurance can be given. The Company continues to shift marketing efforts from barrier sales to barrier rentals in the Delaware to Virginia region.

Easi-Set® and Easi-Span Building Sales - Building and restroom sales increased significantly for the three month period ended March 31, 2025, compared to the same period in 2024, due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend similarly throughout the remainder of 2025 compared to the first quarter of 2025 due to increased demand from sales and marketing, although no assurances can be given.

Utility Sales - Utility sales decreased for the three month period ended March 31, 2025, compared to the same period in 2024, reflecting general product sales fluctuations. The Company has seen a surge in demand for utility vaults in the Northern Virginia market to support data center growth. Utility sales are expected to trend higher for the remainder of 2025 as compared to the first quarter of 2025, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three month period ended March 31, 2025, compared to the same period in 2024. The decrease is mainly from the Virginia plant that started production on one large project for the production of precast beams and platforms in the first quarter of 2024 which was not a factor in the first quarter of 2025. Miscellaneous product sales are expected to trend higher throughout 2025 as compared to the first quarter of 2025, although no assurance can be provided.

Barrier Rentals – Barrier rentals increased significantly for the three month period ended March 31, 2025 compared to the same period in 2024. This increase is mainly attributed to a large special barrier project undertaken and performed in the first quarter of 2025. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout 2025 as compared to barrier rental revenue, excluding revenue from special barrier projects, in the first quarter of 2025, although no assurance can be given.  Subsequent to the first quarter of 2025, the company has undertaken and performed a large special project in the second quarter of 2025.

 Royalty Income – Royalties increased for the three month period ended March 31, 2025, compared to the same period in 2024. The increase is related to higher barrier production volumes experienced by the Company’s licensees. It is expected that infrastructure spending and the start of production by licensees of a new, low profile barrier that utilizes the J-J Hook system, will continue to drive royalties. The Company expects royalties for 2025 to exceed royalty income for the full year 2024, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues slightly decreased for the three month period ended March 31, 2025 compared to the same period in 2024. The decrease is mainly attributed to the decrease in shipping and installation of SlenderWall, architectural panels and other products which are expected to trend higher in 2025, which are directly correlated to shipping and installation revenue.

Cost of Sales - Total cost of sales as a percent of revenue, excluding royalties, for the three months ended March 31, 2025, was 72%, as compared to 79% for the three months ended March 31, 2024. The decrease in cost of sales as a percentage of revenue, not including royalties, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, is primarily due to the increase in special project barrier rentals, which have a higher margin and lower cost of sales as a percent of revenue when compared to product margins and product cost of sales as a percent of revenue.

General and Administrative Expenses - For the three months ended March 31, 2025, the Company's general and administrative expenses increased by $35 to $1,584 from $1,549 during the same period in 2024. This represents a nominal increase of 2% and is attributable to inflationary factors across multiple general and administrative expense categories.  General and administrative expense as a percentage of total revenue was 7% and 9% for the three month periods ended March 31, 2025 and 2024, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2025 increased to $1,003 from $853 for the same period in 2024. The increase in selling expenses for the three month period ended March 31, 2025, compared to the same period in 2024, is due to increased general selling cost and commissions. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income (Loss) - The Company had operating income for the three month period ended March 31, 2025 of $4,387 compared to $1,509 for the same period in 2024. The increase is mainly due to the increase in revenue and decrease in cost of sales as a percent of revenue.

Interest Expense - Interest expense was $55 and $60 for the three month periods ended March 31, 2025 and 2024, respectively. The Company expects interest expense for the full year of 2025 to be lower compared to the full year of 2024 due to the decrease in level of indebtedness on all notes which are fixed interest rates.

Income Tax Expense (Benefit) - The Company had an income tax expense of $1,020, or an effective tax rate of 24%, for the three months ended March 31, 2025, compared to income tax expense of $357, or an effective tax rate of 24% for the same period in 2024.

Net Income (Loss) - The Company had net income of $3,327 for the three months ended March 31, 2025, compared to net income of $1,147 for the same period in 2024. The basic and diluted earnings per share was $0.63 and $0.62, respectively for the three months ended March 31, 2025, and the basic and diluted earnings per share was $0.22 and $0.21 for the three months ended March 31, 2024.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company.  The balance of the note payable at March 31, 2025 and December 31, 2024 was $1,122 and $1,166 respectively.

The Company also has a note payable to the Bank in the amount of $1,489 and $1,536 as of March 31, 2025 and December 31, 2024 respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2025 and December 31, 2024 was $2,361 and $2,379 respectively.

The Company additionally has one smaller installment loan with an annual interest rates of 2.90% maturing in 2025, with a balance at March 31, 2025 and December 31, 2024 totaling $10 and $13 respectively.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $25,000. The Company has received waivers from the Bank pursuant to the loan agreements as of March 31, 2025 and December 31, 2024.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of Marh 31, 2025 and December 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2025 and matures January 1, 2026. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company protected from fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

On March 31, 2025, the Company had cash totaling $9,006 compared to cash totaling $7,548 on December 31, 2024. The increase in cash is primarily the result of cash provided by operating activities including special project barrier income. The Company expects its cash position to be favorably affected to the extent that it is successful in collecting outstanding accounts receivable balances.

The Company’s accounts receivable balances, net of allowance, at March 31, 2025 was $22,879, compared to $19,420 at December 31, 2024. The increase is primarily the result of increased sales volumes.

Capital spending for the three months ended March 31, 2025 totaled $595 as compared to $1,795 for the same period in 2024. The 2025 expenditures were primarily for investment in the ramp up in barrier production. The 2024 expenditures were primarily related to expenditures for the expansion of the North Carolina production facility and new manufacturing equipment. The Company intends to invest approximately $5,000, for the full year 2025, which includes expansion of the Virginia and North Carolina manufacturing facilities, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes possible acquisitions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding (DSO), excluding the effect of unbilled revenue, was 87 days for the three months ended March 31, 2025, compared to 109 days for the three months ended March 31, 2024.

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

The Company’s inventory was $5,210 on March 31, 2025, and $4,599 on December 31, 2024, or an increase of $610. The increase in inventory is mainly due to the increase of finished goods inventory compared to the prior year. The increase is related to inventory needed on-hand for backlog production and anticipated barrier rentals. Inventory turnover was 7.5, annualized for the three months ended March 31, 2025, compared to 9.7, annualized for the same period in 2024.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2024.

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

Inflation

Raw material costs used in production have slightly increased for the first three months of 2025. The Company anticipates raw material prices to slightly increase for the remainder of 2025, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 7, 2025, the Company’s sales backlog was approximately $52.4 million, as compared to approximately $64.6 million at the same time in 2024. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of this Quarterly Report covered by this Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods disclosed in conformity with U.S. Generally Accepted Accounting Principles.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following material weaknesses in the Company’s internal control over financial reporting have not been remediated as of March 31, 2025:

Control Environment, Risk Assessment and Monitoring

Management has determined that the Company did not maintain appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, (3) control activities, (4) information and communication, and (5) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning properly. These deficiencies were primarily attributed to (i) turnover of the Chief Financial Officer, (ii) lack of structure and responsibility, insufficient number of qualified resources, and inadequate oversight and accountability over the performance of controls, (iii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iv) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

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

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: July 10, 2025	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: July 10, 2025	By:	/s/ Dominic L. Hunter
Dominic L. Hunter, Chief Financial Officer
(Principal Financial Officer)

