Form 10-Q
period 2025-09-30
SMITH MIDLAND CORP
filed 2025-11-14
CIK 924719

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Common Stock, $0.01 par value per share, outstanding as of November 1, 2025: 5,304,606 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

ASSETS	September 30, 2025	December 31,2024
Current assets
Cash	$13,376	$7,548
Accounts receivable, net
Trade - billed (less allowances of approximately $1,166 and $1,130, respectively), including contract retentions	25,460	19,420
Trade - unbilled	1,396	1,327
Inventories, net
Raw materials	2,498	2,078
Finished goods	5,392	4,599
Prepaid expenses	1,684	877

Total current assets	49,806	35,849

Property and equipment, net	35,126	31,704

Other assets	505	438

Total assets	$85,437	$67,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2025	December 31, 2024
Current liabilities
Accounts payable - trade	$5,740	$4,741
Accrued expenses and other liabilities	466	429
Deferred revenue	3,688	4,313
Accrued compensation	2,110	1,770
Accrued income taxes	2,658	1,539
Operating lease liabilities	20	21
Current maturities of notes payable	657	658
Customer deposits	2,689	1,539

Total current liabilities	18,028	15,010

Deferred revenue	10,785	6,222
Operating lease liabilities	80	90
Notes payable - less current maturities	3,933	4,436
Deferred tax liability	484	494

Total liabilities	33,310	26,252

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,346,526 and 5,346,526 issued and 5,304,606 and 5,304,606 outstanding, respectively	54	54
Additional paid-in capital	7,730	7,717
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	44,445	34,070

Total stockholders' equity	52,127	41,739

Total liabilities and stockholders' equity	$85,437	$67,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product sales	$11,911	$10,753	$34,459	$34,621
Barrier rentals	3,269	7,053	17,474	9,303
Royalty income	1,083	958	3,299	2,403
Shipping and installation revenue	5,188	4,818	15,103	13,650

Total revenue	21,451	23,582	70,335	59,977

Cost of sales	15,692	17,004	49,815	44,353

Gross profit	5,759	6,578	20,520	15,624

Operating expenses
General and administrative expenses	1,100	1,720	4,198	4,938
Selling expenses	805	1,010	2,563	2,655

Total operating expenses	1,905	2,730	6,761	7,593

Operating income	3,854	3,848	13,759	8,031

Other income (expense)
Interest expense	(44)	(56)	(161)	(175)
Interest income	72	22	85	36
Gain on sale of assets	—	16	—	19
Other income (expense), net	(11)	14	17	50

Total other income (expense)	17	(4)	(59)	(70)

Income before income tax expense	3,871	3,844	13,700	7,961

Income tax expense	994	694	3,325	1,683

Net income	$2,877	$3,150	$10,375	$6,278

Basic and diluted earnings per common share	$0.54	$0.59	$1.96	$1.18

Weighted average number of common shares outstanding:
Basic	5,305	5,304	5,305	5,283
Diluted	5,305	5,304	5,304	5,283

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2024	5,346,526	$54	(40,920)	$(102)	$7,717	$34,070	$41,739

Vesting of restricted stock	—	—	—	—	4	—	4

Net income	—	—	—	—	—	3,327	3,327

Balance, March 31, 2025	5,346,526	$54	(40,920)	$(102)	$7,721	$37,397	$45,070

Vesting of restricted stock	—	—	—	—	4	—	4

Net income	—	—	—	—	—	4,171	4,171

Balance, June 30, 2025	5,346,526	$54	(40,920)	$(102)	$7,725	$41,568	$49,245

Vesting of restricted stock	—	—	—	—	5	—	5

Net income	—	—	—	—	—	2,877	2,877

Balance, September 30, 2025	5,346,526	$54	(40,920)	$(102)	$7,730	$44,445	$52,127

Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

Vesting of restricted stock	—	—	—	—	5	—	5

Net income	—	—	—	—	—	1,147	1,147

Balance, March 31, 2024	5,349,599	$54	(40,920)	$(102)	$7,819	$27,542	$35,313

Vesting of restricted stock	—	—	—	—	5	—	5

Settlement of restricted stock	(3,840)	—	—	—	(117)	—	(117)

Net income	—	—	—	—	—	1,981	1,981

Balance, June 30, 2024	5,345,759	$54	(40,920)	$(102)	$7,707	$29,523	$37,182

Stock granted	767	—	—	—	—	—	—

Vesting of restricted stock	—	—	—	—	5	—	5

Net income	—	—	—	—	—	3,150	3,150

Balance, September 30, 2024	5,346,526	$54	(40,920)	$(102)	$7,712	$32,673	$40,337

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$10,375	$6,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,915	1,996
(Gain) on sale of property and equipment	—	(19)
Allowance for credit losses	36	271
Stock compensation	13	40
Settlement of restricted stock	—	(142)
Deferred taxes	(10)	(1)
(Increase) decrease in
Accounts receivable - billed	(6,076)	(884)
Accounts receivable - unbilled	(69)	(389)
Inventories	(1,213)	(1,092)
Prepaid expenses and other assets	(874)	186
Refundable income taxes	—	(23)
Increase (decrease) in
Accounts payable - trade	1,044	(1,909)
Accrued expenses and other liabilities	26	21
Deferred revenue	3,938	3,052
Accrued compensation	340	178
Accrued income taxes	1,119	(473)
Customer deposits	1,150	(1,287)
Net cash provided by (used in) operating activities	11,714	5,803
Cash flows from investing activities:
Purchases of property and equipment	(5,382)	(5,543)
Proceeds from the sale of property and equipment	-	25
Net cash provided by (used in) investing activities	(5,382)	(5,518)
Cash flows from financing activities:
Repayments of long-term borrowings	(504)	(447)
Net cash provided by (used in) financing activities	(504)	(447)
Net increase (decrease) in cash	5,828	(162)
Cash
Beginning of period	7,548	9,175
End of period	$13,376	$9,013

Supplemental Cash Flow Information:
Cash payments for interest	$161	$175
Cash payments for income taxes	$2,216	$1,558
Non-Cash Investing Activities
Capital expenditures in accounts payable	$381	$478

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

Accounts Receivable and Contract Balances

The timing of when the Company bills the customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. The Company’s Accounts receivable trade – billed, arising from Topic 606 is $ 20,589 and $16,695 as of September 30, 2025 and December 31, 2024, respectively.

Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported on our Consolidated Balance Sheets as "Accounts receivable trade - unbilled" (contract assets). The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accounts receivable trade – unbilled, beginning of the period	$1,240	$927	$1,327	$525
Accounts receivable trade – unbilled, end of the period	1,396	914	1,396	914
Amounts invoiced in the period from amounts included at the beginning of the period	549	830	1,189	428

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer deposits, beginning of the period	$2,637	$2,581	$1,539	$2,779
Customer deposits, end of the period	2,689	1,492	2,689	1,492
Revenue recognized in the period from amounts included at the beginning of the period	855	2,483	423	2,684

The Company’s deferred revenue balances (in thousands) related to Topic 606 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue, beginning of the period	$6,175	3,499	$4,453	$2,685
Deferred revenue, end of the period	6,529	4,189	6,529	4,189
Revenue recognized in the period from amounts included at the beginning of the period	796	68	3,331	604

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable trade - billed. At September 30, 2025 and December 31, 2024 accounts receivable included contract retentions of approximately $1,130 and $1,523, respectively, which are considered contract assets.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain an allowance for estimated expected credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company, current macro- and micro-economic conditions, and expected macro- and micro-economic conditions. Additional reserves are accumulated when we believe a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions. During the quarter ended September 30, 2025, we recognized a bad debt recovery of $245, primarily related to collections of previously reserved receivables. At September 30, 2025 and December 31, 2024, total allowances for credit losses were $1,166 and $1,130, respectively.

The roll forward of our allowance for credit losses for the quarter ended September 30, 2025, was as follows:

Balance at December 31, 2024	$1,130
Provision for Expected Credit Losses	281
Bad Debt Recovery	(245)
Balance at September 30, 2025	$1,166

Barrier Rentals - Lease Income

Leasing fees are paid by customers at the beginning of the lease agreement. We record amounts billed to customers in excess of recognizable revenue, as deferred revenue on the balance sheet. These amounted to $7,944 and $6,082 as of September 30, 2025 and December 31, 2024 respectively. Revenue is recognized on a straight-line basis each month as lease income for the duration of the lease, in accordance with Topic 842, Leases.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue:

Revenue by Type	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Soundwall Sales	$2,846	$1,873	$11,832	$7,043
Architectural Panel Sales	1,033	1,601	1,033	3,893
SlenderWall Sales	1,146	—	2,634	—
Miscellaneous Wall Sales	1,273	811	2,737	4,634
Barrier Sales	764	546	3,299	3,418
Easi-Set Building Sales	2,657	1,801	7,642	4,341
Utility Sales	1,166	2,383	3,051	6,112
Miscellaneous Sales	1,026	1,738	2,231	5,180
Total Product Sales	11,911	10,753	34,459	34,621
Barrier Rentals	3,269	7,053	17,474	9,303
Royalty Income	1,083	958	3,299	2,403
Shipping and Installation Revenue	5,188	4,818	15,103	13,650
Total Service Revenue	9,540	12,829	35,876	25,356

Total Revenue	$21,451	$23,582	$70,335	$59,977

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

For the three months ended September 30, 2025, no customer made up greater than 10% of the revenue for the Company. For the nine months ended September 30, 2025, the Company derived 18% of its revenue from one customer. For the three months ended September 30, 2024, the Company derived 17% of its revenue from one customer. For the nine months ended September 30, 2024 no customer made up greater than 10% of the revenue for the Company. As of September 30, 2025, one customer’s outstanding receivable balance equaled 16% of the total outstanding receivable balance. As of September 30, 2024, one customer’s outstanding receivable balance equaled 15% of the total outstanding receivable balance.

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

2. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per common share

Net income	$2,877	$3,150	$10,375	$6,278

Weighted average shares outstanding	5,305	5,304	5,305	5,283

Basic earnings per common share	$0.54	$0.59	$1.96	$1.18

Diluted earnings per common share

Net income	$2,877	$3,150	$10,375	$6,278

Weighted average shares outstanding	5,305	5,304	5,305	5,283
Dilutive effect of restricted stock	—	—	(1)	—

Total weighted average shares outstanding	5,305	5,304	5,304	5,283

Diluted earnings per common share	$0.54	$0.59	$1.96	$1.18

There was no restricted stock excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2025 and September 30, 2024.

3. NOTES PAYABLE

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”), for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company.  The balance of the note payable at September 30, 2025 and December 31, 2024 was $980 and $1,166 respectively. The loan matures on October 10, 2029.

The Company also has a note payable to the Bank in the amount of $1,342 and $1,536 as of September 30, 2025 and December 31, 2024 respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on September 30, 2025 and December 31, 2024 was $2,264 and $2,379 respectively.

The Company additionally has one smaller installment loan with an annual interest rate of 2.90% maturing in 2025, with a balance at September 30, 2025 and December 31, 2024 totaling $4 and $13 respectively.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $25,000. The Company is in compliance with the tangible net worth loan covenant and has received waivers from the Bank for the capital expenditure loan covenant as of September 30, 2025 and December 31, 2024.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of September 30, 2025 and December 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2025 and matures January 1, 2026. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the nine months ended September 30, 2025, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2024	—	1,000	1,000	$19.15
Granted	—	—	—	—
Vested (Settled)	—	(1,000)	(1,000)	$19.15
Forfeited	—	—	—	—

Non-vested, September 30, 2025	—	—	—	—

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

Awards are being amortized to expense ratably, based upon the vesting schedule. Stock compensation for the three and nine month periods ended September 30, 2025 was approximately $5 and $14, respectively, based upon the value at the date of grant. During the nine months ended September 30, 2025, 1,000 shares of service-based restricted stock vested and were settled through the issuance of common stock. No new restricted stock awards were granted, and no awards were forfeited during the period. As of September 30, 2025, there were no non-vested restricted stock awards outstanding, and no unrecognized compensation cost related to restricted stock awards.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

•

while the Company had net income for the three and nine month periods ended September 30, 2025 and the years ended December 31, 2024 and 2023 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss from operations for the quarter ended June 30, 2023,

•

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity and the barrier rental fleet, there is no assurance that we will achieve significantly greater revenues,

•

while we have special barrier projects that can occur at any time that may have a significant positive effect on revenues and operating income, including the significant special barrier projects that occurred in both the first quarter and the second quarter of 2025 and third quarter of 2024, there can be no assurance of these projects recurring in any future periods,

•	we have a substantial amount of debt and our ability to satisfy and meet our debt obligations cannot be assured,

•

while our cash increased during the third quarter of 2025 from December 31, 2024, reflecting the higher cashflows from operating activities, there can be no assurance that the Company’s cash will continue to increase or not be reduced in the future,

•

we have a significant amount of accounts receivables which has increased during the third quarter of 2025 as compared to the ending balance as of December 2024, and our ability to fully collect these balances cannot be assured,

16

•

we identified material weaknesses in internal controls over financial reports related to (i) design and maintenance of effective controls over the financial reporting process; and (ii) certain business processes and the information control environment. The Company is currently taking remedial actions with respect to these weaknesses,

•

there are uncertainties arising from the policies of the United States Government, including without limitation, government spending cuts and tariffs, and there can be no assurance that infrastructure spending will not be adversely affected or that the Company will not otherwise be adversely affected,

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

•

cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a ransomware incident in the first quarter of 2025 which continues to be addressed with network security changes and for which no ransomware payment was made,

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

•

The outcome of future litigation, if any; in this respect, during the third quarter of 2025, we received an arbitration settlement of $458 related to a SlenderWall sale that occurred in 2015. The settlement included the recovery of previously reserved receivables and is recognized in the third quarter of 2025. There can be no assurance we will achieve favorable outcomes in any future litigation, arbitration, or similar proceedings,

•	potential decreases in our contract backlog; in this respect, the Company’s backlog at November 1, 2025 was approximately $54.8 million as compared to $62.8 million at around the same time a year ago.

•	our ability to produce and install product on material construction projects that conforms to contract specifications and in a time frame that meets the contract requirements,

•	the cyclical nature of the construction industry,

•	our exposure to increased interest expense payments should interest rates change, and

•	the other factors and information disclosed and discussed in other sections of this report, in our Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

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

Results of Operations (dollar amounts in thousands, except per share data)

Overall, the Company’s financial bottom line performance was higher for the first nine months of 2025 when compared to the first nine months of 2024. The Company had net income for the three and nine months ended September 30, 2025 of $2,877 and $10,375, respectively, compared to a net income of $3,150 and $6,278 for the three and nine months ended September 30, 2024, respectively. Total revenue of $21,451 was $2,131 lower for the three months ended September 30, 2025 from $23,582 for the three months ended September 30, 2024. The lower revenue in the third quarter of 2025 when compared to the third quarter of 2024 was due primarily to a special barrier project that occurred in the third quarter of 2024 that did not recur in the third quarter of 2024. Total revenue increased by $10,358 to $70,335 for the nine months ended September 30, 2025 from $59,977 for the nine months ended September 30, 2024. The increase in revenue for the nine month period is mainly from special barrier project sales that occurred in the first and second quarters of 2025, an increase in soundwall sales, SlenderWall sales, Easi-Set building sales, royalty income, and shipping and installation revenue.

Cost of sales as a percentage of revenue, not including royalties, increased to 77% for the three months ended September 30, 2025 compared to 75% for the three months ended September 30, 2024. The increase for the third quarter of 2025 as compared to the same quarter in 2024 is primarily due to the increase in revenue from a special barrier project that was performed in the third quarter of 2024 which have a higher margin and lower cost of sales when compared to product margin and product cost of sales.  Cost of sales as a percentage of revenue, not including royalties, decreased to 74% for the nine months ended September 30, 2025 compared to 77% for the nine months ended September 30, 2024. The decrease for the nine month period is primarily due to the increase in revenue from the special barrier projects that were performed in the first and second quarters of 2025 which have a higher margin and lower cost of sales when compared to product margin and product cost of sales.

Operating income was $3,854 for the three month period ended September 30, 2025, as compared to an operating income of $3,848 for the three month period ended September 30, 2024. Operating income was $13,759 for the nine month period ended September 30, 2025, as compared to $8,031 for the nine month period ended September 30, 2024. Operating expenses for the third quarter of 2025 were $1,905 compared to $2,730 for the third quarter of 2024. Operating expenses for the first nine months of 2025 were $6,761 compared to $7,593 for the first nine months of 2024.

Income tax expense for the three month period ended September 30, 2025 was $994, or an effective tax rate of 26%, as compared to an income tax expense of $694, or an effective tax rate of 18% for the three month period ended September 30, 2024. Income tax expense for the nine month period ended September 30, 2025 was $3,325, or an effective tax rate of 24%, as compared to an income tax expense of $1,683 or an effective tax rate of 21% for the nine month period ended September 30, 2024.

As of November 1, 2025, the Company’s sales backlog was approximately $54.8 million, as compared to approximately $62.8 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates funding related to the Infrastructure Investment and Jobs Act to continue coming through the state and local governments in the latter half of 2025 and beyond to further promote growth in the revenue related to the highway, transportation, and infrastructure markets, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales and barrier rentals, in line with long-term strategic objectives.

Three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and nine month periods ended September 30, 2025 and 2024.

Revenue by Type	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Soundwall Sales	$2,846	$1,873	$11,832	$7,043
Architectural Panel Sales	1,033	1,601	1,033	3,893
SlenderWall Sales	1,146	—	2,634	—
Miscellaneous Wall Sales	1,273	811	2,737	4,634
Barrier Sales	764	546	3,299	3,418
Easi-Set Building Sales	2,657	1,801	7,642	4,341
Utility Sales	1,166	2,383	3,051	6,112
Miscellaneous Sales	1,026	1,738	2,231	5,180
Total Product Sales	11,911	10,753	34,459	34,621
Barrier Rentals	3,269	7,053	17,474	9,303
Royalty Income	1,083	958	3,299	2,403
Shipping and Installation Revenue	5,188	4,818	15,103	13,650
Total Service Revenue	9,540	12,829	35,876	25,356

Total Revenue	$21,451	$23,582	$70,335	$59,977

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were significantly higher for the three and nine month periods ended September 30, 2025, compared to the same periods in 2024. The increase is due to higher production volumes at all three plants, as the Company increased production output to execute and deliver on the Company’s increased backlog. Soundwall sales are expected to trend similarly throughout the remainder of 2025 as compared to the first nine months of 2025, although no assurance can be given.

Architectural Panel Sales – Architectural panel sales commenced in the third quarter of 2025 as  compared to no architectural panel sales in the first two quarters of 2025. In 2024 there was production of two architectural projects that started production at the end of the first quarter of 2024. Architectural sales are expected to trend higher throughout the remainder of 2025 as compared to the first nine months of 2025, although no assurance can be given.

SlenderWall Sales - SlenderWall sales increased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. The Company produced SlenderWall projects in the nine month period ended September 30, 2025 and the Company did not have a SlenderWall project in production during the first nine months of 2024. The Company continues to focus sales initiatives on SlenderWall, but no assurance can be given as to the success of this endeavor.

Miscellaneous Wall Sales - Miscellaneous wall sales increased for the three month period and decreased for the nine month period ended September 30, 2025 compared to the same periods in 2024. For the nine month period, miscellaneous wall sales were down due to lower production volumes as compared to 2024. Miscellaneous wall sales are expected to trend similarly through the remainder of 2025 as the first nine months of 2025, although no assurance can be provided.

Barrier Sales - Barrier sales increased slightly for the three month period and decreased slightly for the nine month period ended September 30, 2025, compared to the same periods in 2024. The decrease over the nine month period is consistent with the Company’s continuing shift in marketing efforts from barrier sales to higher margin barrier rentals in the Delaware to Virginia region. Barrier sales are expected to trend similarly throughout the remainder of 2025 as compared to the first nine months of 2025, although no assurance can be given.

Easi-Set® and Easi-Span Building Sales - Building and restroom sales increased for the three and nine month periods ended September 30, 2025, compared to the same periods in 2024, due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend similarly throughout the remainder of 2025 compared to the first nine months of 2025.

Utility Sales - Utility sales decreased significantly for the three and nine month periods ended September 30, 2025, compared to the same periods in 2024. During 2024, the Company has seen a surge in demand for utility vaults in the Northern Virginia market to support the data center growth. Utility sales are expected to trend higher for the remainder of 2025 as compared to the first nine months of 2025, although no assurance can be provided.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three and nine month periods ended September 30, 2025, compared to the same periods in 2024. The decrease is mainly from the Virginia plant which had one large project in the first nine months of 2024 for the production of precast beams and platforms and no similar project in the first nine months of 2025. Miscellaneous product sales are expected to trend similarly throughout the remainder of 2025 as compared to the first nine months of 2025, although no assurance can be given.

Barrier Rentals – Barrier rentals decreased for the three month period and increased for the nine month period ended September 30, 2025 compared to the same periods in 2024. For the third quarter, the decrease is mainly attributed to a special barrier project performed by the Company in the third quarter of 2024 that did not recur in the third quarter of 2025.  For the nine month period, this increase is mainly attributed to two special barrier projects, one in each of the first and second quarters of 2025 as well as an overall increase in utilization of rental barriers. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout the remainder of  2025 as compared to barrier rental revenue, excluding revenue from special barrier projects, in the first nine months of 2025, although no assurance can be given.

Royalty Income – Royalties increased for the three and nine month periods ended September 30, 2025, compared to the same periods in 2024. The increase is related to higher barrier production volumes experienced by the Company’s licensees. It is expected that continued infrastructure spending and the start of production by licensees of a new, low profile barrier that utilizes the J-J Hook system, will continue to drive royalties. The Company expects royalties for 2025 to exceed royalty income for the full year 2024, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased for the three and nine month periods ended September 30, 2025 compared to the same periods in 2024. The increase is mainly attributed to the increase in barrier rental from the special barrier projects, and shipping and installation of SlenderWall and soundwalls.

Cost of Sales - Cost of sales as a percentage of revenue, not including royalties, increased to 77% for the three months ended September 30, 2025 compared to 75% for the three months ended September 30, 2024. The increase for the third quarter of 2025 as compared to the same quarter in 2024 is primarily due to the increase in revenue from a special barrier project that was performed in the third quarter of 2024 which has a higher margin and lower cost of sales when compared to product margin and product cost of sales.  Cost of sales as a percentage of revenue, not including royalties, decreased to 74% for the nine months ended September 30, 2025 compared to 77% for the nine months ended September 30, 2024. The decrease for the nine month period is primarily due to the increase in revenue from the special barrier projects that were performed in the first and second quarters of 2025 which have a higher margin and lower cost of sales when compared to product margin and product cost of sales.

General and Administrative Expenses - For the three months ended September 30, 2025, the Company's general and administrative expenses decreased to $1,100 from $1,720 during the same period in 2024. For the nine months ended September 30, 2025, the Company's general and administrative expenses decreased to $4,198 from $4,938 during the same period in 2024. General and administrative expense as a percentage of total revenue was 5% and 7% for the three month periods ended September 30, 2025 and 2024, respectively. General and administrative expense as a percentage of total revenue was 6% and 8% for the nine month periods ended September 30, 2025 and 2024, respectively. Such expenses decreased due to lower staffing levels impacting salaries and wages and an arbitration settlement that included the recovery of $458 in previously reserved receivables which offset general and administrative expenses in the third quarter of 2025.  Salaries and wages are expected to increase for the remainder of 2025 as compared to the first nine months of 2025 as additional administrative staff are hired.

Selling Expenses - Selling expenses for the three months ended September 30, 2025 decreased to $805 from $1,010 for the same period in 2024. The slight decrease is due to a reduction in staffing levels impacting salaries and wages. Selling expenses for the nine months ended September 30, 2025 decreased by $92 to $2,563 from $2,655 in the same nine month period in 2024. Similarly to the third quarter, the slight decrease for the nine month period is due to a reduction in staffing levels impacting salaries and wages. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall sales and barrier rentals.

Operating Income  - The Company had operating income for the three month period ended September 30, 2025 of $3,854 compared to $3,848 for the same period in 2024. The Company had operating income for the nine month period ended September 30, 2025 of $13,759 compared to $8,031 for the same period in 2024.  For the nine month period, the increase is mainly due to the increase in revenue and decrease in cost of sales as a percent of revenue.

Interest Expense - Interest expense was $44 and $56 for the three month periods ended September 30, 2025 and 2024, respectively. Interest expense was $161 and $175 for the nine month periods ended September 30, 2025 and 2024, respectively. The Company expects interest expense for the full year of 2025 to be lower compared to the full year of 2024 due to the decrease in level of indebtedness.

Income Tax Expense - The Company had an income tax expense of $994, or an effective tax rate of 26%, for the three months ended September 30, 2025, compared to income tax expense of $694, or an effective tax rate of 18% for the same period in 2024. The Company had an income tax expense of $3,325, or an effective tax rate of 24%, for the nine months ended September 30, 2025, compared to income tax expense of $1,683, or an effective tax rate of 21% for the same period in 2024. The rate was lower for the prior nine month period due in part to the tax impact of vested stock compensation in 2024.

Net Income  - The Company had net income of $2,877 and $10,375 for the three and nine months ended September 30, 2025, respectively, compared to $3,150 and $6,278 for the three and nine months ended September 30, 2024, respectively. The basic and diluted earnings per share was $0.54 and $1.96, respectively, for the three and nine months ended September 30, 2025, and the basic and diluted earnings per share was $0.59 and $1.18, respectively, for the three and nine months ended September 30, 2024, respectively.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”), for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company.  The balance of the note payable at September 30, 2025 and December 31, 2024 was $980 and $1,166 respectively. The loan matures on October 10, 2029.

The Company also has a note payable to the Bank in the amount of $1,342 and $1,536 as of September 30, 2025 and December 31, 2024 respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on September 30, 2025 and December 31, 2024 was $2,264 and $2,379 respectively.

The Company additionally has one smaller installment loan with an annual interest rate of 2.90% maturing in 2025, with a balance at September 30, 2025 and December 31, 2024 totaling $4 and $13 respectively.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and must maintain tangible net worth of $25,000. The Company is in compliance with the tangible net worth loan covenant and has received waivers from the Bank for the capital expenditure loan covenant as of September 30, 2025 and December 31, 2024.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of September 30, 2025 and December 31, 2024. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2025 and matures January 1, 2026. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.

On September 30, 2025, the Company had cash totaling $13,376 compared to cash totaling $7,548 on December 31, 2024. The increase in cash is primarily the result of cash provided by operating income net of cash used by the increase in accounts receivable and investing activities through capital spending as described in further detail below. The Company expects its cash position to be favorably affected to the extent that it is successful in collecting outstanding accounts receivable balances.

The Company’s accounts receivable balances, net of allowance, at September 30, 2025 was $25,460, compared to $19,420 at December 31, 2024. This increase is due primarily to higher billings in the second and third quarters of 2025.

Capital spending for the nine months ended September 30, 2025 totaled $5,382 as compared to $5,543 for the same period in 2024. The 2025 expenditures were primarily for a ramp up in barrier production to expand the rental fleet, attenuators and plant expansion.  The 2024 expenditures were primarily for a new batch plant system for the South Carolina manufacturing facility, utility vault forms for increased production capacity, and crash cushions to expand the Company’s rental product offering. The Company intends to invest over $6,000, for the full year 2025, which includes continued barrier production, expansion of the Virginia and North Carolina manufacturing facilities, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures excludes possible acquisitions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 91 days for the nine months ended September 30, 2025, compared to 85 days for the nine months ended September 30, 2024.

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

The Company’s inventory was $7,890 on September 30, 2025, and $6,677 on December 31, 2024, or an increase of $1,213. The increase in inventory is mainly due to the increase of finished goods inventory compared to the prior year. The increase is primarily related to inventory needed on-hand for the anticipated delivery schedules including barrier production for the MASH TL3 compliance. The increased inventory in MASH TL3 compliant barriers is consistent with the Company’s continuing shift in marketing efforts from barrier sales to higher margin barrier rentals in the Delaware to Virginia region. Inventory turnover was 10.2, annualized for the nine months ended September 30, 2025, compared to 9.7, annualized for the same period in 2024.

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

Inflation

Raw material costs used in production have slightly increased for the first nine months of 2025. The Company anticipates raw material prices to slightly increase for the remainder of 2025, although no assurance can be given regarding future pricing.

Sales Backlog

As of November 1, 2025, the Company’s sales backlog was approximately $54.8 million, as compared to approximately $62.8 million at the same time in 2024. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods disclosed in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following material weaknesses in the Company’s internal control over financial reporting have not been remediated as of September 30, 2025.

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

Control Activities and Information and Communication

These material weaknesses contributed to the following additional material weaknesses within certain business processes and the information technology environment:

25

•

Management did not design, implement, and retain appropriate documentation of formal accounting policies, procedures, and controls across substantially all of the Company’s business processes over: (i) the financial reporting process, including management review controls over key disclosures and financial statement support schedules, (ii) the monthly financial close process, including journal entries and account reconciliations and (iii) the completeness and accuracy of information used by control owners in the operation of certain controls, to achieve timely, complete, accurate financial accounting and reporting.

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

Remediation Efforts

Management, with oversight from the Audit Committee and Board of Directors, is committed to the remediation of the material weaknesses described above. The Company has continued to implement measures to improve the internal control structure. Specifically, the Company has hired a Chief Financial Officer with knowledge and experience in key financial reporting and internal control areas and is:

•	Actively pursuing the hiring of additional finance and accounting personnel with adequate knowledge and experience in key financial reporting and internal control areas;

•	Designing and implementing new entity-level controls with greater alignment to the COSO 2013 Internal Controls Framework;

•	Developing a training program and educating control owners concerning the principles of the Internal Control – Integrated Framework (2013) issued by COSO;

•	Implementing a risk assessment process by which management identifies risks of misstatement related to all account balances;

•	Developing internal controls documentation, including comprehensive accounting policies and procedures over financial processes and related disclosures;

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not presently involved in any litigation of a material nature.

ITEM 1A. Risk Factors

Not required

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

27

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: November 14, 2025	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive and Financial Officer)

Date: November 14, 2025	By:	/s/ Dominic L. Hunter
Dominic L. Hunter, Chief Financial Officer
(Principal Financial Officer)

29