Form 10-K
period 2025-12-31
SMITH MIDLAND CORP
filed 2026-04-14
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13752

Smith-Midland Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1727060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 300, 5119 Catlett Road

Midland, Virginia  22728

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (540) 439-3266

Securities Registered Under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	SMID	NASDAQ

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

The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2025 (the last business day of the Company’s most recently completed second fiscal quarter) was $93,071,881. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, officers, and holders of 10% or more of the Company’s common stock.

As of March 22, 2026, the Company had outstanding 5,306,554 shares of Common Stock, $.01 par value per share, net of treasury shares.

Documents Incorporated By Reference

None

FORWARD-LOOKING STATEMENTS

This Annual Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while the Company had net income for the years ended December 31, 2025, 2024 and 2023 there are no assurances that the Company can remain profitable in future periods; in line with this risk, the Company incurred a loss from operations for the quarter ended June 30, 2023,

●

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity and the barrier rental fleet, there is no assurance that we will achieve significantly greater revenues,

●

while we have special barrier projects that can occur at any time that may have a significant positive effect on revenues and operating income, including the significant special barrier projects that occurred in both the first quarter and the second quarter of 2025 and third quarter of 2024, there can be no assurance of these projects recurring in any future periods; likewise the lack of a special barrier projects in any quarter will negatively impact revenues and operating income of such quarter relative to comparison to a quarter that includes a special barrier project. The Company, in view of significant revenues from special barrier projects in 2025, expects a decrease from this revenue source in 2026 as compared to 2025,

●	we have a substantial amount of debt and our ability to satisfy and meet our debt obligations cannot be assured,

●

while our cash increased as of December 31, 2025 from December 31, 2024, reflecting higher cash flows from operating activities, there can be no assurance that the Company’s cash will continue to increase or not be reduced in the future,

●

we have a significant amount of accounts receivables which has increased during 2025 as compared to the ending balance as of December 2024, and our ability to fully collect these balances cannot be assured,

●

cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a ransomware incident in the first quarter of 2025 for which no ransomware payment was made and which continues to be addressed with notifications to potentially impacted internal and external parties as well as enacting network security improvements,

●

we identified material weaknesses in internal controls over financial reports related to (i) design and maintenance of effective controls over the financial reporting process; and (ii) certain business processes and the information control environment. The Company is currently taking remedial actions with respect to these weaknesses,

●

there are uncertainties arising from the policies of the United States Government, including without limitation, government spending cuts and tariffs, and there can be no assurance that infrastructure spending will not be adversely affected or that the Company will not otherwise be adversely affected,

●	the Company had a gap in hiring a Chief Financial Officer from July 17, 2024 to April 16, 2025 and is otherwise in need of additional accounting personnel,
●	our future revenue growth depends in part on future government spending on infrastructure, and there can be no assurance that such spending will occur or be in significant amounts,

●	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,
●	potential decreases in our contract backlog; in this respect, the Company’s backlog at March 3, 2026 was approximately $53.1 million as compared to $59.5 million at around the same time a year ago,
●	the extent to which we are successful in developing, acquiring, licensing, or securing new patents for proprietary products as the Company experiences the expiration of certain patents,

●	changes in economic conditions specific to any one or more of our markets (including tariffs, the availability of public funds and grants for construction),

●	the Company’s operations in 2025 and 2024 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

●	changes in general economic conditions in our primary service areas,

●	adverse weather, which inhibits the demand for our products, or the installation or completion of projects,

●	our compliance with governmental regulations,

●

The outcome of future litigation, if any; in this respect, during the third quarter of 2025, we received an arbitration settlement of $458 thousand related to a SlenderWall® sale that occurred in 2015. The settlement included the recovery of previously reserved receivables and is recognized in the third quarter of 2025. There can be no assurance we will achieve favorable outcomes in any future litigation, arbitration, or similar proceedings,

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

PART I

Item 1 Business

General

Smith-Midland Corporation (the “Company”) invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities and farming industries through its six wholly-owned subsidiaries. The Company’s precast, licensing, and barrier rental customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic, Northeastern, Midwestern and Southeastern regions of the United States. The Company’s operating strategy has involved producing and marketing innovative and proprietary products, including SlenderWall®, a lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; SoftSound™, a proprietary sound absorptive finish used on the face of sound barriers to absorb traffic noise; Sierra Wall™, a sound barrier primarily for roadside use; and Easi-Set® and Easi-Span® transportable concrete buildings. In addition, the Company’s precast subsidiaries produce farm products such as cattleguards and water and feed troughs, custom order precast concrete products with various architectural surfaces, and generic highway sound barriers, retaining walls and utility vaults. The Company’s product lines include products that are proprietary and protected by patents, trademarks, crash tests, state and federal approvals, and other proprietary processes and systems, which are continually being developed and improved.

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

The precast concrete products market is affected by the cyclical nature of the construction industry. In addition, the demand for construction varies depending upon weather conditions, the availability of financing at reasonable interest rates, overall fluctuations in the national and regional economies, past overbuilding, labor relations in the construction industry, and the availability of material and energy supplies. A substantial portion of the Company’s business is derived from local, state, and federal building projects, which are further dependent upon budgets and, in some cases, voter-approved bonds. It is not certain at this time how tariffs and continued governmental cost cutting will affect our business.

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

SlenderWall® Lightweight Construction Panels

The SlenderWall® system is a proprietary prefabricated, energy-efficient, lightweight exterior cladding system that is offered as a cost-effective alternative to the traditional cladding used for the exterior walls of buildings. The Company’s SlenderWall® system combines the essential components of a wall system into a single panel ready for interior drywall mounting upon installation. The base components of each SlenderWall® panel consists of a galvanized stud frame with an exterior surface of approximately two-inch thick, steel reinforced, high-density, precast concrete (with integral water repellent), a thermal break, and various architectural surfaces. The exterior architectural concrete facing is attached to the interior steel frame by use of coated stainless steel fasteners that position the exterior concrete away from the steel frame to provide improved thermal performance.

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

J-J Hooks® Highway Safety Barrier

The proprietary J-J Hooks® highway safety barriers (the “J-J Hooks Barriers”) are crash-tested (privately funded), positively connected, safety barriers that the Company sells, rents, delivers, installs, and licenses for use on roadways to separate lanes of traffic (in free-standing, bolted, or pinned installations) in construction work zones or for traffic control. Barriers are deemed to be positively connected when the connectors on each end of the barrier sections are interlocked with one another. J-J Hooks Barriers interlock without the need for a separate locking device. The primary advantage of a positive connection is that a barrier with such a connection can withstand vehicle crashes at higher speeds without separating. The Federal Highway Administration (“FHWA”) requires that states use only positively connected barriers, which meet NCHRP-350 or MASH crash test requirements. J-J Hooks Barriers that meet NCHRP-350 and MASH requirements are deemed eligible by the FHWA for federal-aid reimbursement. The Company has been issued patents with respect to J-J Hooks in the United States, Canada, and other countries. The patents for certain products have expired, however the regulatory testing, capital resources, and regulatory approvals needed to enter these markets has minimized new competitors entering the market with similar products, and new crash tests and patents have been granted and are continuing to be pursued.

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

The Company believes that the J-J Hooks Barrier load transfer connection design is superior to other highway safety barriers that were positively connected through the “pin and loop” technique. Barriers incorporating this technique have loops protruding from each end of the barrier, which must be aligned during the setting process. Once set, a crew inserts pins or long bolts through the eyes which connects and bolts the barrier sections together. Compared to this technique, the J-J Hooks Barriers are easier and faster to install and remove, require a smaller crew, and eliminates the need for loose hardware to make the connection.

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

The Company believes that evolving federal and state highway safety standards may create favorable long-term demand conditions for its MASH-compliant barrier systems, although no assurance can be given and the timing and magnitude of these opportunities are uncertain and subject to state-level implementation and funding priorities.

Easi-Set Precast Buildings and Easi-Span® Expandable Precast Buildings

Easi-Set Precast Buildings are transportable, prefabricated, all concrete buildings designed to be adaptable to a variety of uses ranging from housing communications operations, traffic control systems, mechanical and electrical stations, to inventory or supply storage, restroom facilities or kiosks. Easi-Set Precast Buildings and Restrooms are available in a variety of exterior finishes and in 38 standard sizes, or can be custom sized. The roof and floor of each Easi-Set Building is manufactured using the Company’s second generation post-tensioned system, which helps seal the buildings against moisture. As freestanding units, the Easi-Set Buildings require no poured foundations or footings and can be easily installed within a few hours. After installation the buildings can be moved, if desired, and reinstalled in a new location. The Company has been issued patents in connection with this product in the United States and Canada. Certain patents for this product have expired, however the regulatory testing, capital resources, and regulatory approvals needed to enter these markets has minimized new competitors entering the market with similar products.

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

Sources of Supply

All of the raw materials necessary for the manufacture of the Company’s products are available from multiple sources. To date, the Company has experienced minor delays in obtaining materials but believes that it will be able to obtain required materials from a number of suppliers at commercially reasonable prices.

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

The Company maintains approximately 70 licensing agreements, with 57 in the United States, 7 in Canada, and agreements in New Zealand, Australia, Belgium, Mexico and Trinidad.

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

The Company has also established a cooperative advertising program in which the Company and its Easi-Set®/Easi-Span® Buildings  and SlenderWall® licensees combine resources to promote certain precast concrete products. Licensees pay a monthly fee and the Company pays any additional amounts required to advertise the products across the country. Although the Company advertises nationally, the Company’s precast subsidiaries marketing efforts are concentrated within a 450-mile radius from its facilities, which includes the majority of the eastern United States.

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

The Company’s employees in its manufacturing division operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company’s manufacturing facilities are subject to the workplace safety rules and regulations and inspection of the Occupational Safety and Health Administration (“OSHA”). The Company is currently addressing several OSHA citations and is working cooperatively with OSHA to resolve these matters. While the Company believes it maintains appropriate safety policies and procedures and is committed to workplace safety, the outcome of these matters could result in fines, penalties, or required remedial measures. The Company does not currently expect these matters to have a material adverse effect on its business, financial condition, or results of operations.

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

Human Capital Resources

As of March 3, 2026, the Company had a total of 285 employees, of which 179 are full-time, 9 are part-time, and 97 are contract labor, with 186 located at the Company’s Midland, Virginia facility, 46 are located at the Company’s facility in Reidsville, North Carolina and 53 are located at the Company’s facility in Hopkins (Columbia), South Carolina. None of the Company’s employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. Employees are competitively compensated with the local job markets at each facility. The Company considers its relationship with its employees to be satisfactory.

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

Incident Disclosure

To date, the Company has been subject to cyber related incidents, as previously disclosed in the Company’s Quarterly Report for the quarters ended June 30, 2023, September 30, 2023, September 30, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and as disclosed in its Form 10-K for the year ended December 31, 2024 and within this Annual Report. The Company identified a  ransomware incident early in 2025 in which the Company recovered the Company’s operating systems and no ransom was paid by the Company. The Company, together with a third-party consulting firm, investigated such incident and our investigation determined in the first quarter of 2026 that the incident resulted in the exfiltration of some employee information, including names, addresses, and Social Security numbers. The process of  notifying affected individuals is ongoing. While we have not experienced a material impact on our operations to date, with our systems being back online in a relatively short period of time and most out-of-pocket expenses covered by cyber insurance, the incident may expose us to regulatory inquiries or litigation. We have implemented additional safeguards designed to detect and prevent cybersecurity events in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades on the NASDAQ Capital Market under the symbol “SMID”.

As of March 3, 2026, there were approximately 250 record holders of the Company’s Common Stock. Management believes there are at least 1,000 beneficial owners of the Company’s Common Stock.

Dividends

Although the Company has occasionally paid special dividends, the Company did not declare a dividend in 2025. The Company cannot guarantee payment of dividends due to the internal need for funds in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements and financial position of the Company, bank loan covenants, general economic conditions, and other pertinent factors.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this report. Dollar and share amounts are in thousands, except for per share amounts.

The Company generates revenues primarily from the sale, leasing, licensing, shipping and installation of precast concrete products and systems for the construction, utility and farming industries. The Company’s operating strategy has involved producing and marketing innovative and proprietary products, including SlenderWall™, a proprietary, lightweight, energy efficient concrete and steel exterior wall panel for use in building construction; J-J Hooks® Barrier, a proprietary, positive-connected highway safety barrier; Sierra Wall™, a sound barrier primarily for roadside use; transportable concrete buildings; and SoftSound™, a highway sound attenuation system. In addition, the Company produces utility vaults; farm products such as cattleguards; and custom order precast concrete products with various architectural surfaces.

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

Overview

Overall, the Company’s financial bottom line performance was significantly greater in 2025 when compared to 2024. The Company had net income for 2025 of $12,506 compared to net income of $7,675 for 2024. Total revenue increased by $14,937 to $93,445 in 2025 from $78,508 in 2024. The increase in sales is mainly from barrier rentals (including special barrier projects in the first and second quarters),  shipping and installation, and Soundwall, SlenderWall®  and Easi-Set building product sales. Fourth quarter 2025 revenues were $23,110 compared to $18,528 in the fourth quarter 2024. The increase in revenue for the fourth quarter 2025 as compared to the fourth quarter 2024 was primarily due to an increase in architectural sales, miscellaneous sales, Easi-Set building sales, and shipping and installation revenue.

Cost of sales as a percentage of revenue, not including royalties, decreased to 76% in 2025 compared to 78% in 2024. Cost of sales as a percentage of revenue, not including royalties, decreased slightly to 79% for the fourth quarter 2025 as compared to 80% for the fourth quarter 2024.

Operating income was $16,994 for 2025, as compared to $9,899 for 2024. Operating expenses for 2025 was $9,044 compared to $10,111 in 2024. The decrease is due to a decrease in general and administrative expenses. Total operating expense was $2,037 for the fourth quarter 2025 and $2,519 for the fourth quarter 2024.

Income tax expense for 2025 was $4,520 or an effective tax rate of 26.5%, as compared to $2,143, or an effective tax rate of 21.7% for 2024. The greater percentage in 2025 was mainly due to an increase in state taxes.

As of March 3, 2026, the Company’s sales backlog was approximately $53.1 million, as compared to approximately $59.5 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates similar sales volumes throughout 2026 compared to 2025 for product sales, although no assurance can be provided. Barrier rentals, exclusive of special barrier projects, is expected to be higher in 2026 than in 2025, although no assurance can be given; given the high level of special barrier projects in 2025, it is likely for there to be a decrease in 2026 from this revenue source. The Company also anticipates funding related to the Infrastructure Investment and Jobs Act to continue coming through the state and local governments in 2026 to further promote growth in the revenue backlog related to the highway and transportation markets, although no assurance can be provided. State and local programs that support infrastructure spending, including gas tax increases, special tax districts, new funding mechanisms are increasing in number and size as these entities increase their role in infrastructure investment. The Company continues to increase marketing and sales efforts towards SlenderWall®  sales and barrier rentals, in line with long-term strategic objectives. In view of economic conditions that include government spending cutbacks and tariffs, there can be no assurance of anticipated levels of infrastructure spending.

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

For the year ended December 31, 2025, the Company had total revenue of $93,446 compared to total revenue of $78,508 for the year ended December 31, 2024, an increase of $14,938 or 19%. Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barriers, Easi-Set®/Easi-Span® buildings, utility products, and miscellaneous precast products. The following table summarizes the revenue by type and a comparison for the years ended December 31, 2025 and 2024 (in thousands):

Revenue by Type (Disaggregated Revenue)	2025	2024	Change	% Change
Product Sales:
Soundwall Sales	$14,640	$11,825	$2,815	24%
Architectural Sales	3,337	4,205	(868)	(21)%
SlenderWall Sales	3,568	-	3,568	100%
Miscellaneous Wall Sales	3,788	5,104	(1,316)	(26)%
Barrier Sales	4,356	3,882	474	12%
Easi-Set and Easi-Span Building Sales	11,482	6,666	4,816	72%
Utility Sales	4,297	7,751	(3,454)	(45)%
Miscellaneous Sales	2,808	6,191	(3,383)	(55)%
Total Product Sales	48,276	45,624	2,652	6%
Barrier Rentals	19,705	12,019	7,686	64%
Royalty Income	4,172	3,261	911	28%
Shipping and Installation Revenue	21,293	17,604	3,689	21%
Total Service and Other Revenue	45,170	32,884	12,286	37%
Total Revenue	$93,446	$78,508	$14,938	19%

The revenue items: soundwall sales, architectural panel sales, SlenderWall®  sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales – Soundwall panel sales increased by 24% in 2025 compared to 2024. The increase is due to higher production volumes at all three plants, as the Company increased production output to execute and deliver on the Company’s backlog. The Company expects soundwall panel sales to be similar in 2026 as compared to 2025, although no assurance can be provided.

Architectural Sales – Architectural panel sales decreased by 21% in 2025 compared to 2024. The decrease is related to production of two architectural projects in 2024 that did not recur in 2025. Architectural sales are expected to be similar in 2026, as compared to 2025, although no assurance can be provided.

SlenderWall®  Sales – SlenderWall®  panel sales were $3.6 million in 2025 compared to no production in 2024. SlenderWall®  projects were produced in 2025 and 2023. The Company continues to focus sales initiatives on SlenderWall® , but no assurance can be given as to the success of this endeavor. SlenderWall®  sales are expected to be similar in 2026 compared to 2025, although no assurance can be provided.

Miscellaneous Wall Sales – Miscellaneous wall sales are highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales decreased by 26% in 2025 when compared to 2024 due lower production volumes throughout the 2025 calendar year based on the timing of contract awards. Miscellaneous sales are expected to be similar in 2026 as compared to 2025, although no assurance can be provided.

Barrier Sales – Barrier sales increased by 12% in 2025 when compared to 2024. The increase is due to an increase in barrier customers in the North Carolina and South Carolina region in 2025. Barrier sales are expected to trend lower in 2026 than previous years as the Company continues to shift from barrier sales to barrier rentals.

Easi-Set® and Easi-Span® Building Sales – The Easi-Set® Buildings program includes Easi-Set®, plant assembled and Easi-Span®, site assembled, and an extensive line of pre-engineered restrooms. Building sales increased by 72% in 2025 as compared to 2024 due to increased sales at all locations, reflecting general product sale fluctuations. Building and restroom sales are expected to trend higher during 2026 as compared to 2025 due to demand from increased sales and marketing, although no assurance can be provided.

Utility Sales – Utility products are mainly comprised of underground utility vaults used in infrastructure construction. Utility products sales decreased by 45% in 2025 compared to 2024. The prior year sales reflected elevated demand in the Northern Virginia market driven by accelerated data center development. Sales are expected to increase in 2026 relative to 2025 due to continued data center expansion and related demand for dry utility vaults, although no assurance can be provided.

Miscellaneous Product Sales – Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, blocks or small add-on items. For 2025, miscellaneous product sales decreased by 55% when compared to 2024. The decrease is mainly from the Virginia plant which had one large project in 2024 for the production of precast beams and platforms and no similar project in 2025. Miscellaneous product sales are expected to increase in 2026 based on pipeline opportunities reflecting increased demand in the overall market  as compared to 2025, although no assurance can be given.

Barrier Rentals – Barrier rentals increased by 64% in 2025 as compared to 2024. This increase is mainly attributed to two special barrier projects, one in each of the first and second quarters of 2025 as well as an overall increase in utilization of rental barriers. As indicated above, the Company is continuing to shift its focus to barrier rentals compared to barrier sales with the significant increase in the rental fleet. Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher in 2026 as compared to barrier rental revenue, excluding revenue from special barrier projects, in 2025, as funding is expected to continue related to the Infrastructure Investment and Jobs Act, although no assurance can be given. While the Company is unable to predict the volume of special barrier projects in 2026, in view of substantial projects in the first half of 2025, it is anticipated that there will be a decrease in revenue in 2026 from this revenue source.

Royalty Income – Royalties increased by 28% in 2025 as compared to 2024. The increase in royalties is mainly due to the increase in barrier royalties from existing licensees during 2025 compared to 2024. As anticipated funding continues related to the Infrastructure Investment and Jobs Act as well as adoption by state Department of Transportation (DOT) agencies of MASH approved barrier systems, the Company expects 2026 royalties to continue to increase compared to 2025, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers’ final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® building at a customers’ site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenues increased by 21% in 2025 as compared to 2024. The increase is attributed to the increase in barrier rental from the special barrier projects, and shipping and installation of SlenderWall®  and soundwalls. Shipping and installation revenue are expected to be similar in 2026 as compared to 2025, although no assurance can be provided.

Cost of Sales – Total cost of sales for the year ended December 31, 2025 was $67,408, an increase of $8,909, or 15%, from $58,498 for the year ended December 31, 2024. Total cost of sales as a percentage of total revenue, not including royalties, decreased to 76% for the year ended December 31, 2025 from 78% for the year ended December 31, 2024. The decrease in cost of sales as a percentage of revenue, not including royalties, is primarily due to the increase in revenue from the special barrier projects that were performed in the first and second quarters of 2025 which have a higher margin and lower cost of sales when compared to product margin and product cost of sales, and higher revenue levels in 2025 than in 2024 having a favorable effect on margins reflecting the absorption of fixed overhead costs.

General and Administrative Expenses – For the year ended December 31, 2025, the Company’s general and administrative expenses decreased by $886, or 14%, to $5,668 from $6,554 during the same period in 2024. General and administrative expenses were 6% and 8% of revenues for the years ended December 31, 2025 and 2024, respectively. Such expenses decreased due to lower staffing levels impacting salaries and wages and an arbitration settlement that included the recovery of $458 in previously reserved receivables which offset general and administrative expenses in the third quarter of 2025.  Salaries and wages are expected to increase in 2026 compared to 2025 as additional administrative staff are hired.

Selling Expenses – Selling expenses for the year ended December 31, 2025 decreased by $181, or 5%, to $3,376 from $3,557 for the year ended December 31, 2024 due to lower staffing levels. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall®  sales and barrier rentals.

Operating Income – The Company had operating income for the year ended December 31, 2025 of $16,994 compared to operating income of $9,899 for the year ended December 31, 2024, an increase of $7,095, or 72%. The increase in operating income was mainly due to the increase in revenues, decrease in cost of sales as a percentage of revenue, and a decrease in operating expenses as a percent of revenue.

Income Tax Expense – The Company had income tax expense of $4,520 for the year ended December 31, 2025 compared to income tax expense of $2,143 for the year ended December 31, 2024. The Company had an effective rate of 26.5% for the year ended December 31, 2025 compared to an effective rate of 21.7% for the same period in 2024. The increase in the effective tax rate is attributed to continued true-up of state tax expense during 2025.

Net Income – The Company had net income of $12,506 for the year ended December 31, 2025, compared to net income of $7,675 for the year ended December 31, 2024. The basic and diluted earnings per share was $2.36 for 2025 compared to basic and diluted earnings per share of $1.45 for the year ended December 31, 2024. There were 5,305 basic and diluted weighted average shares outstanding in 2025, and 5,289 basic and diluted weighted average shares outstanding in 2024.

Liquidity and Capital Resources

The Company financed its capital expenditures for 2025 with cash balances on hand. The Company had $4,447 of debt obligations at December 31, 2025, of which $648 is scheduled to mature within twelve months. For the year ended December 31, 2025, the Company made repayments of outstanding debt in the amount $647.

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formally Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at December 31, 2025 was $942.

The Company also has a note payable to the Bank in the amount of $1,279 as of December 31, 2025. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly over 120 months in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The balance of the note payable at December 31, 2025 was $2,226. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037.

The Company additionally had one smaller installment loan with an annual interest rate of 2.90%, maturing in 2025, with a nominal  balance at December 31, 2025.

Under the loan covenants with the Bank, the Company is limited to annual capital expenditures of $5,000 and has received a waiver for 2025 from the Bank. Also under the loan covenants with the Bank, the Company must maintain tangible net worth of $25,000. The Company is in compliance with all covenants pursuant to the loan agreements as of December 31, 2025.

In addition to the notes payable discussed above, the Company has a $5,000 line of credit with the Bank with no balance outstanding as of December 31, 2025. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2026 and matures January 1, 2027. The loan is collateralized by a first lien position on the Company’s accounts receivable and inventory and a second lien position on all other business assets. Key provisions of the line of credit required the Company (i) to obtain bank approval for capital expenditures in excess of $5,000 during the term of the loan and (ii) to obtain bank approval prior to its funding of any acquisition. On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500. The commitment provided for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matured on October 1, 2025 and, as of that date,  the Company had not purchased any equipment pursuant to the $1,500 commitment.

At December 31, 2025, the Company had cash totaling $11,884 compared to cash totaling $7,548 at December 31, 2024. Cash provided by operations was $14,204. Cash disbursements from investing activity was $9,202. Cash repayments on borrowings was $647. The increase in cash is primarily the result of higher net income and cash provided by operating activities.

Capital spending, including financed additions, increased from $6,629 in 2024 to $9,349 in 2025. The 2025 expenditures were primarily for a ramp up in barrier production to expand the rental fleet, attenuators and plant expansion. The 2024 expenditures were primarily for a new batch plant system for the South Carolina manufacturing facility, utility vault forms for increased production capacity, and crash cushions to expand the Company’s rental product offering. The Company, which expects product sales to be similar in 2026 as compared to 2025, intends to invest over $12,000 in 2026 for long-term strategic growth which includes continued barrier production, expansion of the Virginia and North Carolina manufacturing facilities, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures exclude possible acquisitions.

The Company’s notes payable are financed at fixed rates of interest. This leaves the Company almost largely insulated from  fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or an available line of credit is drawn upon, with a variable interest rate.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 45 to 75 days after the products are produced and with some contracts, retainage may be held until the entire project is completed. This payment schedule could result in liquidity problems for the Company because it must bear the cost of production for its products before it receives payment. The Company’s days sales outstanding (DSO) in 2025 and 2024 were 94 and 88 days, respectively. Although no assurances can be given, the Company believes that its current cash resources, anticipated cash flow from operations, and the availability under the line of credit will be sufficient to finance the Company’s operations for at least the next 12 months.

The Company’s accounts receivable balance, net of allowance for credit losses, at December 31, 2025 was $27,228, compared to accounts receivable balance, net of allowance for credit losses, of $19,420 at December 31, 2024. The increase is primarily the result of increased revenue. The Company expects DSO to trend downwards, with increased collection efforts, although no assurance can be provided.

The Company’s inventory at December 31, 2025 was $6,928 and at December 31, 2024 was $6,677, an increase of $251. The annual inventory turns for 2025 and 2024 were 8.5 and 10.0, respectively.

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

Over-Time Revenue Recognition-The Company recognizes revenue on the sale of its standard precast concrete products, and the associated shipping and installation revenue, at shipment date, including revenue derived from any projects to be completed under short-term contracts. Leasing and royalties are recognized as revenue over time. Certain sales of soundwall, SlenderWall® , and other architectural concrete products are recognized over time because as the Company’s performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, and the Company has an enforceable right to receive compensation. Over time product contracts are estimated based on the number of units produced (output method) during the period multiplied by the unit rate stated in the contract. As the output method is driven by units produced, the Company recognizes revenues based on the value transferred to the customer relative to the remaining value to be transferred. The Company also matches the costs associated with the units produced. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in accounts receivable trade - unbilled. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in customer deposits. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and therefore, profit and revenue recognition.

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

Inflation

Management believes that the Company’s operations were affected by inflation in 2025 and 2024, particularly in the purchases of labor costs and raw materials, and no assurance can be given regarding future pricing or costs.

Backlog

As of March 3, 2026, the Company’s sales backlog was approximately $53.1 million as compared to approximately $59.5 million at approximately the same time in 2025. It is estimated that most of the projects in the sales backlog will be produced within 12 months, but a few will be produced over multiple years. The backlog was $6.4 million lower than the prior year primarily due to the completion of some large projects during the year and the timing of new contract awards. Backlog levels may fluctuate based on the timing of infrastructure project awards. Management expects, but there can be no assurance,  backlog to increase in 2026 as bidding activity associated with infrastructure initiatives and products continues.

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

The Company continues to evaluate both production and administrative processes, and has streamlined many of these processes through lean activities. During 2025 and 2024, the Company, through lean activities, continued to see positive effects in production and office areas. The lean business philosophy is a long-term, customer focused approach to continuous improvement by eliminating waste and providing value. It is management’s intention to continue on the lean journey while implementing a lean culture throughout the Company to help reach our goals for 2026. The Company’s lean efforts are aimed to increase quality to the customer, significantly reduce defects, while increasing production capacity and sales volume. In order to meet these goals, substantial improvements through lean tools and lean thinking are being implemented company wide.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-K present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods disclosed in conformity with U.S. Generally Accepted Accounting Principles.

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

As of December 31, 2025, management assessed the effectiveness of our internal controls over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses in our internal control over financial reporting described below.

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

As a result of these material weaknesses, the Company’s management has concluded that, as of December 31, 2025 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Management communicated the results of its assessment to the Audit Committee of the Board of Directors. As a non-accelerated filer and a “smaller reporting company”, the Company is exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, the Company’s independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.

Remediation Efforts

Management, with oversight from the Audit Committee and Board of Directors, is committed to the remediation of the material weaknesses described above. The Company has continued to implement measures to improve the internal control structure. Specifically, the Company has taken steps to address the material weaknesses, including:

•	hiring, and continuing to hire, additional accounting and information technology personnel to establish effective processes and controls, including establishing appropriate segregation of duties,

•	developed formal accounting policies, procedures and controls related to the period-end financial reporting process including designing and maintaining controls over account reconciliations, journal entries, and financial reporting and disclosures; and

•	enhanced information technology governance processes, including our program change management, computer operations, program development, and user access controls, enhancing role-based access, and implementing more robust information technology policies and procedures

While the Company believes that these efforts improved the internal control over financial reporting once implemented, these measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal fourth quarter of 2025, none of our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act of 1934)  adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information with respect to our Directors and executive officers is set forth below.

Name	Age	Director or Executive Officer Since	Position
Ashley B. Smith	63	1994	Chairman of the Board of Directors, Chief Executive Officer, and President

James Russell Bruner	70	2018	Director

Matthew I. Smith	59	2023	Director, Vice President of Sales & Marketing, and President of Concrete Safety Systems

Read Van de Water	62	2023	Director

Richard Gerhardt	59	2016	Director

Dominic L. Hunter	63	2025	Chief Financial Officer, Secretary, and Treasurer

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

Richard Gerhardt. Director. Mr. Gerhardt has served as a member of the Board of Directors of the Company since 2016. He is currently President of Sales Services International, Inc., a consulting firm, and previously served as Chief Sales Officer for IMEX Global Solutions, Inc., a logistics company, from April 2019 to April 2024, and Corporate Development Officer of Palladin Consulting, LLC, a software services company, from May 2024 to December 2025, and is serving as a Fauquier County, Virginia Supervisor for the Cedar Run Magisterial District since 2016. From 2003 to 2014, Mr. Gerhardt served in an escalating succession of positions for three global shipping and logistic companies: DHL Global Mail, ESI Global Logistic and MSI Worldwide. His eight years as President, Chief Operating Officer, and shareholder of MSI Worldwide culminated in its acquisition by Belgian Post. Mr. Gerhardt holds a Bachelor of Arts in Business Administration with a minor in Economics from Washington College in Chestertown, Maryland. The Company believes that Mr. Gerhardt’s current and past business-related experience provides him with the knowledge and skills necessary to serve in the capacity as a director of the Company.

Dominic L. Hunter. Chief Financial Officer, Secretary, and Treasurer.  Mr. Hunter has served as Chief Financial Officer, Secretary, and Treasurer of the Company from April 17, 2025. Prior to joining the Company, Mr. Hunter served as Chief Financial Officer of iVenture Accounting Group, a public accounting firm, from June 2024 to March 2025. From September 2020 to March 2024, Mr. Hunter was Chief Financial Officer of VersaTech, Inc., an IT services government contractor. From March 2025 to April 2025 and from March 2024 to June 2024, Mr. Hunter provided private consulting services. Mr. Hunter was Chief Financial Officer and Chief Operating Officer of The O’Gara Group, a private equity backed holding company that builds armored vehicles for the military and the Department of State, from 2016 to 2020 and Chief Financial Officer of Cyberpoint International, a provider of cybersecurity solutions to the United States and international intelligence community from 2013 to 2016. From 2007 to 2013 Mr. Hunter held multiple roles, including Vice President and Assistant Corporate Controller, at SRA International, Inc., a publicly traded company. Mr. Hunter graduated with a B.S. in Accounting from the University of Virginia McIntire School of Commerce.

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

Insider Trading Policy

The Company has adopted an insider trading policy and related procedures governing the purchase, sale or other disposition of the Company’s securities by the Company and its directors, officers and employees, which are designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, the insider trading policy prohibits short sales of the Company’s stock, certain forms of hedging or monetizing transactions, holding the Company’s stock in a margin account, or pledging the Company’s stock as collateral for a loan without prior advance approval from our Chief Executive Officer (no such advance approvals were granted to directors or named executives officers in 2025).

Audit Committee

The Company created an Audit Committee in 2018. The Audit Committee consists of James Russell Bruner, Read Van de Water, and Richard Gerhardt, the three independent board members. Mr. James Russell Bruner is an audit committee financial expert.

Item 11. Executive Compensation

The following table sets forth the compensation paid by the Company for services rendered for 2025 and 2024 to the principal executive officer, as well as the other executive officer of the Company (the “named executive officers”):

Summary Compensation Table

	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ashley B. Smith	2025	$479,148	$135,769	-	$13,363	$628,280
Chief Executive Officer and President (3)	2024	$377,344	$82,915	-	$13,234	$473,493
Dominic L. Hunter	2025	$187,465	$—	-	$0	$187,465
Chief Financial Officer, Secretary, and Treasurer (4)
Stephanie Poe	2024	$107,298	$20,910	-	$5,103	$133,311
Former Chief Financial Officer, Secretary, and Treasurer (5)(6)

(1)	Represents salaries paid in 2025 and 2024 for services provided by each named executive officer serving in the capacity listed.

(2)	Represents amounts paid for annual performance-based bonus related to operations for the prior year.

(3)	”All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $13,363 and $13,234 for the years 2025 and 2024, respectively.

(4)	Mr. Hunter was hired effective April 17, 2025.

(5)	”All Other Compensation” includes Company matching contributions to the 401(k) plan in the amounts of $5,103 for the year 2024.

(6)	Ms. Poe resigned on July 17, 2024.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information for the named executive officers regarding any common share purchase options, stock awards or equity incentive plan awards that were outstanding as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Ashley B. Smith	—	—	—	—	—	—	—	—
Dominic L. Hunter	—	—	—	—	—	—	—	—
TOTAL	—	—			—	—	—	—

Compensation of Directors

In 2025, each non-employee member of the Board of Directors received annual cash compensation of $40,000 for service during the year. In February 2025, non-employee directors also received a one-time cash payment of $15,000 in lieu of annual 2024 equity compensation that had not been granted and issued in 2024. In December 2025, annual 2025 equity compensation with a grant date value of $15,000 for each non-employee director was authorized and subsequently issued in January 2026. In 2026, each non-employee director is expected to receive annual compensation consisting of $44,000 in cash and equity awards with a grant date value of $16,500.

The Company does not pay any additional compensation to directors who are members of management or are employed by the Company, but the Company reimburses all directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings or otherwise in their capacity as directors.

Fiscal 2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Ashley B. Smith (1)	—	—	—	—	—	—	—
James Russell Bruner	55,000	15,003	—	—	—	—	70,003
Matthew I. Smith (2)	—	—	—	—	—	—	—
Read Van de Water	55,000	15,003	—	—	—	—	70,003
Richard Gerhardt	55,000	15,003	—	—	—	—	70,003

(1)	All compensation for Mr. A. Smith is reported in Item 11. Executive Compensation.
(2)	Mr. M. Smith is employed by the Company. No additional compensation paid related to his position as a director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2026, certain information concerning ownership of the Company’s Common Stock by (i) each person known by the Company to own of record or be the beneficial owner of more than five percent (5%) of the Company’s Common Stock, (ii) named executive officers and Directors, and (iii) all Directors and Executive Officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Class
Rodney I. Smith (1)(3)	534,499	10.1%

Ashley B. Smith (1)(3)	177,689	3.3%

James Russell Bruner (1)	7,008	*

Matthew I. Smith (1)(3)	10,206,	*

Read Van de Water (1)	414	*

Richard Gerhardt (1)	7,206	*

Dominic L. Hunter (1)	408	*

Thompson Davis & Co., Inc. (4)	1,834,327	34.6%

All directors and executive officers as a group (6 persons)	202,931	3.8%

* Less than 1%.

(1)  The address for each of Messrs. Rodney I. Smith, Ashley B. Smith, James Russell Bruner, Matthew I. Smith, Richard Gerhardt, Dominic L. Hunter and Ms. Read Van de Water is c/o Smith-Midland Corporation, P.O. Box 300, 5119 Catlett Road, Midland, Virginia 22728.

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

(4) Address of holder is 9030 Stony Point Pkwy, Ste 100, Richmond, VA 23235. Based on the Form 13-F filed with the Securities and Exchange Commission on January 12, 2026 by Thompson Davis & Co., Inc.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2025 regarding the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	89,061
Total	—	—	89,061

(1) A brief description of the Company’s 2016 Equity Incentive Plan (the “Equity Plan”) is contained in Note 8 of the Notes to Consolidated Financial Statements. The Equity Plan has a balance of 89,061 shares of stock unissued and available for award at December 31, 2025.

On October 13, 2016, the Company’s Board of Directors adopted the Equity Plan. Employees, directors and consultants of the Company are eligible to participate in the Equity Plan. The Equity Plan is administered by the Compensation Committee of the Board of Directors or the full Board during such times as no committee is appointed by the Board or during such times as the Board is acting in lieu of the committee (the “Committee”). The Equity Plan provides for the grant of equity-based compensation in the form of restricted stock, restricted stock units, performance shares, performance cash and other share-based awards. The Committee has the authority to determine the type of award, as well as the amount, terms and conditions of each award, under the Equity Plan subject to the limitations and other provisions of the Equity Plan. An aggregate of 400,000 shares of the Company’s common stock, par value $.01 per share, were authorized for issuance under the Equity Plan, subject to adjustment for stock splits, dividends, distributions, recapitalizations and other similar transactions or events, of which amount 89,061 remains available for issuance at December 31, 2025. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, or termination, again be available for issuance under the Equity Plan.

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

On an ongoing basis, the Company reviews all “related party transactions” (those transactions that are required to be disclosed by SEC Regulation S-K, Item 404), if any, for potential conflicts of interest and all such transactions must be approved by the Board of Directors. No transactions for the year ended December 31, 2025 meet the criteria for disclosure.

Item 14. Principal Accountant Fees and Services

On June 16, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, approved the engagement of BDO USA, P.C. (“BDO”), Richmond, VA, as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025.

The aggregate fees billed for each of the past two fiscal years for professional services rendered by BDO, the principal accountant for the audit of the Company for the year ended December 31, 2025 and 2024; for assurance and related services related to the audit; for tax compliance, tax advice, and tax planning; and for all other fees for products and services are shown in the table below (in thousands).

Audit Fees. Fees charged as audit fees are for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-K and 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

The Audit Committee has established pre-approval policies and procedures with respect to the engagement of the Company’s independent accountants and audit and permissible non-audit services, provided by the independent accountants. Such policies and procedures do not include the delegation of the responsibilities of the Audit Committee to management. All of the services provided by BDO described below (in thousands) for 2025 and 2024, respectively, were pre-approved by the Audit Committee.

	2025	2024
Audit Fees	$525	$545
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$525	$545

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	The financial statements of the Company are included following Part IV of this Form 10-K.
(2)	Schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.
(3)	The following exhibits are filed herewith:

Number	Description

3.1	Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

3.2	Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 24, 2024).

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (No. 33-89312) declared effective by the Commission on December 13, 1995).

10.1	Employment Agreement, dated September 30, 2002, between the Company and Rodney I. Smith. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

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

30

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

19	Company Insider Trading Policy (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2024).

21.1	List of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995).

23.1	Consent of BDO USA, P.C.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Company Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2024).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH-MIDLAND CORPORATION

Date: April 14, 2026	By:	/s/ Ashley B. Smith
Ashley B. Smith
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 14, 2026	By:	/s/ Dominic L. Hunter
Dominic L. Hunter
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashley B. Smith	Director	April 14, 2026
Ashley B. Smith

/s/ James Russell Bruner	Director	April 14, 2026
James Russell Bruner

/s/ Matthew I. Smith	Director	April 14, 2026
Matthew Smith

/s/ Read Van de Water	Director	April 14, 2026
Read Van de Water

/s/ Richard Gerhardt	Director	April 14, 2026
Richard Gerhardt

Smith-Midland Corporation

and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

Smith-Midland Corporation

and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Smith-Midland Corporation

Midland, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Smith-Midland Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses of Accounts Receivable – Trade Billed

As described in Note 2 to the consolidated financial statements, the Company recognized an allowance for credit losses of $539 thousand for its consolidated accounts receivable trade - billed as of December 31, 2025. The Company estimates expected credit losses by analyzing prior collection history with its customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions.

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

Richmond, Virginia

April 14, 2026

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$11,884	$7,548
Accounts receivable, net
Trade - billed (less allowances of $539 and $1,130, respectively), including contract retentions	27,228	19,420
Trade - unbilled	1,173	1,327
Inventories, net
Raw materials	1,710	2,078
Finished goods	5,218	4,599
Prepaid expenses	1,511	854
Refundable income taxes	23	23

Total current assets	48,747	35,849

Property and equipment, net	38,478	31,704

Other assets	504	438

Total assets	$87,729	$67,991

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable - trade	$5,482	$4,741
Accrued expenses and other liabilities	907	429
Deferred revenue	1,128	4,313
Accrued compensation	2,164	1,770
Accrued income tax	1,602	1,539
Operating lease liabilities	20	21
Current maturities of notes payable	648	658
Customer deposits	2,381	1,539

Total current liabilities	14,332	15,010

Deferred revenue	13,763	6,222
Operating lease liabilities	70	90
Notes payable - less current maturities	3,799	4,436
Deferred tax liability	1,461	494

Total liabilities	33,425	26,252

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 5,347,474 and 5,346,526 issued and 5,306,554 and 5,304,606 outstanding as of December 31, 2025 and 2024, respectively	54	54
Additional paid-in capital	7,776	7,717
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	46,576	34,070

Total stockholders’ equity	54,304	41,739

Total liabilities and stockholders’ equity	$87,729	$67,991

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue
Product sales	$48,276	$45,624
Barrier rentals	19,705	12,019
Royalty income	4,172	3,261
Shipping and installation revenue	21,293	17,604

Total revenue	93,446	78,508

Cost of sales	67,408	58,498

Gross profit	26,038	20,010

General and administrative expenses	5,668	6,554
Selling expenses	3,376	3,557

Total operating expenses	9,044	10,111

Operating income	16,994	9,899

Other income (expense)
Interest expense	(225)	(231)
Interest income	166	47
Gain on sale of assets	20	19
Other income, net	71	84

Total other income (expense), net	32	(81)

Income before income tax expense	17,026	9,818

Income tax expense	4,520	2,143

Net income	$12,506	$7,675

Basic and diluted earnings per share	$2.36	$1.45

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2023	5,349,599	$54	(40,920)	$(102)	$7,814	$26,395	$34,161

Vesting of restricted stock	—	—	—	—	45	—	45

Issuance of restricted stock	767	—	—	—	—	—	—

Settlement of restricted stock	(3,840)	—	—	—	(142)	—	(142)

Net income	—	—	—	—	—	7,675	7,675

Balance, December 31, 2024	5,346,526	$54	(40,920)	$(102)	$7,717	$34,070	$41,739

Vesting of restricted stock	—	—	—	—	59	—	59

Issuance of restricted stock	1,948	—	—	—	—	—	—

Forfeiture of restricted stock	(1,000)	—	—	—	—	—	—

Net income	—	—	—	—	—	12,506	12,506

Balance, December 31, 2025	5,347,474	$54	(40,920)	$(102)	$7,776	$46,576	$54,304

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Reconciliation of net income to net cash provided by (used in) operating activities

Net income	$12,506	$7,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,887	2,664
Gain on sale of fixed assets	(20)	(19)
Allowance for credit losses	(591)	325
Stock compensation	59	45
Settlement of restricted stock	—	(142)
Inventory Reserve	(22)	13
Deferred taxes	966	(1,157)
(Increase) decrease in
Accounts receivable – billed	(7,217)	(2,536)
Accounts receivable – unbilled	154	(802)
Inventories	(229)	(1,541)
Prepaid expenses and other assets	(747)	290)
Refundable income taxes	—	(23)
Increase (decrease) in
Accounts payable – trade	442	(3,022)
Accrued expenses and other liabilities	457	(401)
Deferred revenue	4,356	3,395
Accrued compensation	394	566
Accrued income taxes	64	1,067
Customer deposits	842	(1,239)

Net cash provided by (used in) operating activities	$14,301	$5,158

See accompanying notes to consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(continued)

	December 31,
	2025	2024
Cash flows from investing activities
Purchases of property and equipment	(9,338)	(6,203)
Proceeds from sale of property and equipment	20	53

Net cash provided by (used in) investing activities	(9,318)	(6,150)

Cash flows from financing activities
Repayments of long-term borrowings	(647)	(635)

Net cash provided by (used in) financing activities	(647)	(635)

Net increase (decrease) in cash	4,336	(1,627)
Cash, beginning of year	7,548	9,175

Cash, end of year	$11,884	$7,548

Supplemental cash flow information:

Cash payments for interest	$225	$223
Cash payments for income taxes, net of refunds	$3,490	$2,256
Capital expenditures in accounts payable	$127	$426

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

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory reserves (in thousands) were approximately $149 and $173 at December 31, 2025 and 2024, respectively.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	10-40
Trucks and automotive equipment	3-10
Shop machinery and equipment	3-10
Land improvements	10-15
Assets held for lease (Rental equipment)	5-10
Office equipment	3-10

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

The Company files tax returns in the U.S. Federal and various state jurisdictions. The Company recognizes, when applicable, interest and penalties related to income taxes in other income (expense) section of its consolidated statement of income. The Company does not have any uncertain tax positions as of December 31, 2025, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

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

Revenue Recognition

 The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers for product sales, royalty income and shipping and installation revenue.  Revenue from barrier rentals is accounted for under ASC 842, Leases. Revenue accounted for (in thousands) under ASC 606 amounted to $73,741 and $66,489 during the years ended December 31, 2025 and 2024, respectively. Revenue accounted for (in thousands) under ASC 842 amounted to $19,705 and $12,019 during the years ended December 31, 2025 and 2024, respectively.

Product Sales - Over Time

The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers for customized products is recognized over time when the Company’s performance (i) creates or enhances an asset that the customer controls, or (ii) creates or enhances an asset that has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, as defined in the contract.

To determine the amount of revenue to recognize over time, the Company measures progress toward complete satisfaction of its performance obligations using an output method based on units produced, which depicts the value transferred to the customer relative to the remaining value to be transferred. Costs associated with the units produced are recognized as incurred.

If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss is first determined, and the amount of the loss is updated in subsequent reporting periods. Revenue recognition includes amounts related to contract assets and contract liabilities. If recognized revenue exceeds amounts billed, a contract asset is recorded in Accounts receivable, trade — unbilled. Conversely, if amounts billed exceed recognized revenue, a contract liability is recorded in Customer deposits. Changes in job performance, job conditions, and final contract settlements are factors that influence management’s assessment of total contract value and, therefore, profit and revenue recognition.

Revenue recognized for product sales – over time (in thousands) are recorded in product sales under revenue in the consolidated financial statements which amounted to $25,409 and $22,443 during the years ended December 31, 2025 and 2024, respectively.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Product Sales - Point in Time

For certain product sales that do not meet the criteria for recognition over time, the Company recognizes revenue at a point in time, generally upon shipment or delivery (as specified in the contract), when control of the product transfers to the customer and the Company has a present right to payment.

Revenue recognized for product sales – point in time (in thousands) are recorded in product sales under revenue in the consolidated financial statements which amounted to $22,867 and $23,181 during the years ended December 31, 2025 and 2024, respectively.

Accounts Receivable and Contract Balances

The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped.

Accounts receivable, net includes the following components on the consolidated balance sheets:

•	Trade – billed represents amounts that have been invoiced to customers for which the Company has an unconditional right to payment. Trade – billed is presented net of an allowance for expected credit losses.
•	Trade – unbilled represents amounts related to performance obligations satisfied over time for which revenue has been recognized, but amounts have not yet been invoiced. Trade – unbilled is a contract asset.

The Company’s Accounts receivable trade – billed (in thousands), arising from Topic 606 is $25,618 and $16,695 as of December 31, 2025 and December 31, 2024, respectively.

Certain contracts include retention provisions, generally up to 10%, that are withheld from progress billings until the related work has been completed and approved. Contract retentions that have been invoiced are included within Trade – billed. The Company considers these amounts to be contract balances because collection may be contingent upon contractual completion and approval provisions.

At December 31,2025 and December 31, 2024, accounts receivable included contract retentions (in thousands) of approximately $1,135 and $1,523, respectively, which are considered contract assets.

For contracts recognized over time, contract assets arise when revenue recognized to date exceeds cumulative billings. Contract assets are presented as Trade – unbilled on our consolidated financial statements. When the Company subsequently invoices the customer, the related amounts are reclassified from Trade – unbilled to Trade – billed.

The Company’s Accounts receivable trade – unbilled (i.e. contract assets) balances (in thousands) are as follows:

	Year Ended December 31,
	2025	2024
Accounts receivable trade – unbilled, beginning of the period	$1,327	$525
Accounts receivable trade – unbilled, end of the period	1,173	1,327
Amounts invoiced in the period from amounts included at the beginning of the period	1,220	429

For contracts where cumulative billings (or cash collected) exceed revenue recognized to date, the Company records a contract liability, customer deposits, within accrued liabilities or other liabilities, as applicable, and recognizes revenue as the related performance obligations are satisfied.

The Company’s customer deposits (i.e. contract liabilities) balances (in thousands) are as follows:

	Year Ended December 31,
	2025	2024
Customer deposits, beginning of the period	$1,539	$2,779
Customer deposits, end of the period	2,381	1,539
Revenue recognized in the period from amounts included at the beginning of the period	869	2,626

For contracts where the Company has billed or received consideration in advance of transferring goods or services to the customer, the Company records a contract liability, deferred revenue, within accrued liabilities or other liabilities, as applicable, and recognizes  revenue when the Company satisfies its performance obligations under the terms of the contract, which generally occurs over time as services are rendered or at a point in time upon delivery of the promised goods or services. Deferred revenue includes the non-lease components of barrier rental arrangements.

The Company’s deferred revenue  (i.e. contract liabilities) balances (in thousands) related to Topic 606 are as follows:

	Year Ended December 31,
	2025	2024
Deferred revenue, beginning of the period	$4,453	$2,685
Deferred revenue, end of the period	6,871	4,453
Revenue recognized in the period from amounts included at the beginning of the period	953	600

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the years ended December 31, 2025 and 2024 were not materially affected by any other factors.

Our billed and unbilled revenue is subject to credit risk if our customers should encounter financial difficulties. The Company maintains an allowance for estimated expected credit losses on Trade-billed (and evaluates Trade-unbilled for expected credit losses, as applicable). A considerable amount of judgment is required when determining expected credit losses. Estimates of such expected losses are recorded based on historical losses experienced by the Company and current and future economic conditions. Management also considers when a specific customer may not be able to meet its financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and forecasts of future economic conditions.

At December 31, 2025 and December 31, 2024, total allowances for credit losses were $539 and $1,130, respectively (in thousands). The decrease in the allowance for credit losses was primarily attributable to improved collection trends, a reduction in aged receivable balances, particularly within accounts previously identified as having elevated credit risk, and a decline in customer accounts with specific credit concerns that had contributed to higher reserves in the prior year. Management will continue to monitor receivable aging, customer creditworthiness, project-specific risks, and broader economic conditions affecting the construction and infrastructure markets in which the Company operates when estimating expected credit losses.

The rollforward of our allowance for credit losses (in thousands) for the years ended December 31, 2025 and 2024, was as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$1,130	$806
Recoveries of amounts previously written off	(245)	(467)
Provision (benefit) for Expected Credit Losses	(346)	791
Balance at end of period	$539	$1,130

Barrier Rentals - Lease Income

Barrier Rental revenue historically comprises Standard Barrier Rental and Special Barrier Projects.

Standard Barrier Rental

The Company leases barriers to customers under operating leases in accordance with ASC 842, Leases. Customers are invoiced at lease commencement for the full lease term. The Company’s standard barrier rentals arrangements are generally for periods less than five years and may include provisions for additional charges if the barriers remain on rent beyond the contractual lease term. The Company evaluates the enforceable term in determining the lease tease term used for revenue recognition and in preparing its disclosure of future fixed lease payments. Amounts billed in advance of the related lease periods are recorded as deferred lease income within Deferred revenue on the balance sheet and recognized as lease income on a straight-line basis over the lease term. Lease income is presented in Barrier Rentals within Revenue in the consolidated financial statements. The Company recognizes operating lease income only to the extent collection is probable. If collectability is not probable, lease income is limited to amounts collected until collectability becomes probable.

Standard Barrier Rental arrangements also include non-lease components (accounted for under ASC 606, Revenue from Contracts with Customers), including delivery/shipping, installation, and removal/pickup services. These non-lease components are distinct from the lease component because: (i) the lease commences upon shipment from the Company’s facility, and delivery and installation occur after lease commencement; (ii) the components are separately priced with observable standalone selling prices; and (iii) the services can be performed by third parties. The Company allocates consideration between lease and non-lease components based on their relative stand-alone selling prices. Revenue allocated to delivery and installation services is recognized when the services are performed (generally upon delivery to the customer’s site, which occurs after lease commencement), and revenue allocated to removal/pickup services is recognized when performed (generally at the end of the lease term). Amounts billed in advance of performance related to the non-lease components are recorded as deferred revenue within Deferred revenue on the balance sheet and recognized as the related services are performed and is recognized within shipping and installation revenue on the consolidated statements of income.

The Company’s deferred lease revenue balances (in thousands) related to Topic 842, Leases are as follows:

	Year Ended December 31,
	2025	2024
Deferred lease revenue, beginning of the period	$6,082	$4,456
Deferred lease revenue, end of the period	8,020	6,082
Revenue recognized in the period from amounts included at the
Beginning of the period	3,279	2,067

Pursuant to ASC 842-30-50-12, the amounts presented below represent fixed lease payments to be received under noncancelable lease arrangements as of December 31, 2025, and exclude variable lease payments, which are recognized as income in the period in which the changes in facts and circumstances on which those payments are based occur.

Year Ending December 31, (in thousands)
2026	$4,902
2027	2,342
2028	503
2029	218
2030	55

$8,020

Special Barrier Projects

The Company provides barrier rentals as part of integrated Special Barrier Projects, which include deployment and 24/7 concierge-type services. These arrangements are evaluated under ASC 842, Leases. The Company contracts with a third-party event services firm, with the end-user also a party to the arrangement. Projects are delivered as a single bundled engagement, typically over a one- to two-week period.

The Company’s personnel manage and execute all barrier movements under direction of customer authorized staff and officials. Based on this structure, the customer is considered to direct the use of the identified asset, indicating that a lease exists. The non-lease components are not distinct from the lease component, as they are highly interdependent and interrelated and not separately identifiable. Accordingly, the lease and non-lease components are not separated and are accounted for as a single combined component under ASC 842. Revenue is recognized on a straight-line basis over the project term, which reflects the continuous transfer of benefit over the duration of the engagement.

Royalty Income

The Company licenses certain products to other precast companies to produce the Company’s products in accordance with the Company’s engineering specifications. Licensing agreements are typically for five-year terms and require royalty payments of 4% to 6% of the licensee’s total sales of licensed products. Royalty income is recognized in accordance with ASC 606 as the licensee’s sales of the licensed products occur in the period the licensees’ sales are earned and reported. Royalty income is presented under Royalty Income within Revenue in the consolidated financial statements

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Shipping and Installation

Shipping, installation and removal services are distinct performance obligations and are accounted for under ASC 606, Revenue from Contracts with Customers. Revenue is recognized in the period the shipping, installation, and removal services are provided to the customer. When shipping and installation services are billed in advance of performance, the Company records a contract liability and recognizes the revenue when the services are performed. Shipping, installation and removal revenue is presented as Shipping and Installation within Revenue in the consolidated financial statements.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type (Disaggregated Revenue)	2025	2024
Product Sales:
Soundwall Sales	$14,640	$11,825
Architectural Sales	3,337	4,205
SlenderWall Sales	3,568	-
Miscellaneous Wall Sales	3,788	5,104
Barrier Sales	4,356	3,882
Easi-Set and Easi-Span Building Sales	11,482	6,666
Utility Sales	4,297	7,751
Miscellaneous Sales	2,808	6,191
Total Product Sales	48,276	45,624
Barrier Rentals	19,705	12,019
Royalty Income	4,172	3,261
Shipping and Installation Revenue	21,293	17,604
Total Service and Other Revenue	45,170	32,884
Total Revenue	$93,446	$78,508

Smith-Midland products are typically sold pursuant to an implicit warranty as to merchantability only. Warranty claims are reviewed and resolved on a case by case method. Although the Company does incur costs for warranty claims, historically such amounts are minimal.

The revenue items: soundwall sales, architectural sales, SlenderWall®  sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

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

For the year ended December 31, 2025, one customer represented approximately 14% of the Company’s revenue. For the year ended December 31, 2024, no customer represented more than 10% of the Company’s revenue. As of December 31, 2025, no customer’s outstanding receivable balance exceeded 10% of the total outstanding receivable balance. As of December 31, 2024, two customers’ outstanding receivable balances exceeded 10% of the total outstanding receivable balance.

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

The Precast Concrete Segment derives revenues from customers by providing products and services to customers. The accounting policies of the precast concrete segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Precast Concrete Segment based on consolidated net income as reported on the consolidated statements of income and measures segment assets as total consolidated assets as reported on the consolidated balance sheets. The CODM uses consolidated net income and consolidated assets to allocate resources and assess performance. Significant segment expenses provided to the CODM are based on the expense breakout shown on the consolidated statements of income. The Precast Concrete Segment’s results are the same as reported on the consolidated statements of income and there are no adjustments or reconciling items.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

Risks and Uncertainties

The Company sells products to highway contractors operating under government funded highway programs and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses. Management reviews accounts receivable on a regular basis to determine the probability of collection. In performing this evaluation, the Company analyzes the payment history and its significant past due accounts, subsequent cash collections on these accounts, comparative accounts receivable aging statistics, and other customer-specific considerations existing and known as of the time of the analysis. Based on this information, along with other related factors, the Company develops an estimate of the uncollectible amounts included in accounts receivable. Management believes the allowance for credit losses at December 31, 2025 is adequate. However, actual write-offs may exceed the recorded allowance.

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

The carrying value for each of the Company’s cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of those instruments. The estimated fair value of the Company’s notes payable approximates its carrying value and is determined by using a discounted cash flow approach based on current market rates available to the Company for debt with similar terms and maturities. The fair value of the Company’s notes payable is classified within Level 2 of the fair value hierarchy.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense (in thousands) was approximately $306 and $373 in 2025 and 2024, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets including identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable based on undiscounted estimated future operating cash flows. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded during the years ended December 31, 2025 and 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures. The guidance is intended to improve income tax disclosure requirements by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The Company adopted this standard prospectively on January 1, 2025. Accordingly, prior period disclosures have not been recast to conform to the current period presentation. The adoption resulted in expanded income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The adoption resulted in expanded disclosures but did not impact the Company’s financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring enhanced disclosures about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard will be effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, which provides a practical expedient for estimating expected credit losses for certain short-term financial assets under ASC 326. The guidance permits entities to estimate expected credit losses based on reasonable and supportable forecasts may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard is effective for the Company for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):
	December 31,
	2025	2024
Land and land improvements	$8,852	$8,957
Buildings and improvements	14,109	13,461
Machinery and equipment	23,096	18,681
Assets held for lease (Rental equipment)	16,667	12,125

Total property and equipment	62,724	53,224
Less: accumulated depreciation	(24,246)	(21,520)

Property and equipment, net of accumulated depreciation	$38,478	$31,704

Depreciation expense (in thousands) was approximately $2,863 and $2,664 for the years ended December 31, 2025 and 2024, respectively.

Assets held for lease are primarily concrete rental barrier that are leased to customers under operating lease arrangements. Depreciation expense for assets held for lease was approximately $1,230 and $1,094 (in thousands) for the years ended December 31, 2025 and 2024, respectively.

Property and equipment, including assets held for lease, are depreciated using the straight-line method over their estimated useful lives. Assets held for lease (primarily concrete barriers) have estimated useful lives ranging from 5 to 10 years.

The Company periodically evaluates long-lived assets, including assets held for lease, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No material impairment charges related to assets held for lease were recognized during 2025 and 2024 and additions to assets held for lease were approximately $4,542 and $480 (in thousands) for the years ended December 31, 2025 and 2024, respectively.

4. NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31,
	2025	2024
Note payable to Burke & Herbert Bank & Trust, formally Summit Community Bank (the “Bank”), maturing February 2037; with monthly payments of approximately $21 of principal and interest fixed at 4.09%; net of $21 and $22 of unamortized deferred loan costs, respectively; collateralized by the related real property.	$2,226	$2,379

Note payable to the Bank, maturing October 2029; with monthly payments of approximately $22 of principal and interest fixed at 3.64% under a Promissory Notes Rate Conversion Agreement; net of $13 and $16 of unamortized deferred loan costs, respectively; collateralized by all assets of Smith-Carolina Corporation and guaranteed by the Company.	942	1,166

Note payable to the Bank, maturing March 2030; with monthly payments of approximately $27 of principal and interest fixed at 3.99%; net of $18 and $22 of unamortized deferred loan costs, respectively; collateralized by the Company’s property, plant, and buildings.	1,279	1,536

Installment note collateralized by certain machinery and equipment maturing in 2025; with monthly payments of $1.1 with an annual interest rate of 2.90%.The loan was paid off in full during the year ended December 31, 2025.	—	13

Total Notes Payable Outstanding	4,447	5,094
Less current maturities of notes payable	(648)	(658)

Notes Payable-less current maturities	$3,799	$4,436

The total notes payable balance is offset by debt issuance costs associated with securing the loans summarized above and are amortized straight line over the term of the related loan, which approximates the effective interest rate method. The total unamortized costs (in thousands) as of December 31, 2025 is $44 and $52 as of December 31, 2024.

On October 1, 2023, the Company received a Commitment Letter from the Bank to provide a guidance line of credit specifically to purchase business equipment in an amount up to $1,500 (in thousands). The commitment provided for the purchase of equipment for which a note payable will be executed with a term not to exceed five years with an interest rate at the Wall Street Journal prime rate plus 0.50% with a floor of 3.50% per annum. The loan is collateralized by a first lien position on all equipment purchased under the line. The commitment for the guidance line of credit matured on October 1, 2024.

The Company maintains a revolving line of credit evidenced by a commercial revolving promissory note with the Bank. The line of credit provides for borrowings up to $5,000 (in thousands) and bears interest at a variable rate based on the Bank’s prime rate, subject to a floor of 4.99%. The amount available for borrowing is limited to the lesser of (i) $5,000 or (ii) 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. The line of credit is collateralized by a first lien on the Company’s accounts receivable, inventory and equipment. Key provisions of the line of credit require the Company to obtain Bank approval for capital expenditures in excess of $5,000 (in thousands) during the term of the line and to obtain Bank approval prior to funding any acquisition. There were no amounts outstanding under the line of credit at December 31, 2025 or 2024. The line of credit matured on January 1, 2026 and was renewed on January 1, 2026 through January 1, 2027.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

The Company’s debt agreements contain certain restrictive covenants, including maintaining minimum tangible net worth, limitations on annual capital expenditures, and restrictions on the payment of cash dividends. The Company obtained waivers from the Bank related to the annual capital expenditure limitation for the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company was in compliance with all covenants.

The aggregate amounts of notes payable maturing in each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,

2026	$648
2027	676
2028	707
2029	710
2030	271
Thereafter	1,435

$4,447

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

Notes to Consolidated Financial Statements

(continued)

6. INCOME TAXES

Income tax expense (benefit) is comprised of the following (in thousands):

	December 31,
	2025	2024
Federal:
Current	$2,703	$2,660
Deferred	728	(1,016)
Total Federal	3,431	1,644
State:
Current	851	640
Deferred	238	(141)
Total State	1,089	499

Income tax expense/(benefit)	$4,520	$2,143

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updated income tax disclosure requirements related to the income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The Company has applied ASU 2023-09 prospectively beginning in 2025. As such, our effective tax rate reconciliation for 2025 is reflected in a new table following the requirements set forth in ASU 2023-09 (in thousands), while the 2024 effective tax rate reconciliations are presented in the historical format as required by U.S. GAAP (in thousands).

	2025
Income taxes at U.S. Federal Statutory Tax Rate	$3,575	21.0%
Nontaxable or Nondeductible Items
Other	27	0.2%
State and Local Income Tax, Net of Federal (National) Income Tax Effect (1)	893	21.0%
Other Adjustments	25	0.1%
Effective tax rate	$4,520	26.5%

(1)	State taxes in Virginia and the District of Columbia (DC) made up the majority (greater than 50 percent) of the tax effect in this category.

The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the years ended December 31, 2024, prior to the adoption of ASU 2023-09:

	December 31, 2024
Income taxes at statutory rate	$2,074	21.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	359	3.6%
Stock compensation	(175)	(1.8)%
Provision-to-return	(101)	(1.0)%
Other	(14)	(0.1)%

Income tax expense	$2,143	21.7%

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$193	$224
Allowance for credit losses and doubtful accounts	139	278
Accrued vacation	74	72
Deferred revenue	3,823	2,588
Equity Compensation	21	6
163 (j) interest expense limitation	—	16
Lease liability	23	27
Other	147	209
Gross deferred tax assets	4,420	3,420

Deferred tax liabilities:
Retainage	(325)	(389)
Fixed assets	(5,286)	(3,371)
Prepaid expenses	(230)	(112)
Amortization – intangibles	(16)	(15)
Right-of-use asset	(23)	(27)
Gross deferred tax liabilities	(5,880)	(3,914)

Net deferred tax liability	$(1,460)	$(494)

The details of cash tax payments for the year ended December 31, 2025 (net of refunds) are set forth below (in thousands).

Disclosure of Income Taxes Paid

Federal	$2,693
Virginia	288
District of Columbia (DC)	206
Maryland	182
Other States	121
2025 Total Cash Paid for Income Taxes (Net of Refunds)	$3,490

As of December 31, 2025 and 2024, the Company had approximately $5,038 and $5,490 (in thousands), respectively, of state net operating losses (NOLs) available to offset future state taxable income. The state NOLs begin expiring at various times between 2028 and 2037. The Company is no longer subject to U.S. or state tax examinations for the years prior to 2022. The Company does not have any uncertain tax positions as of December 31, 2025, and believes there will be no material changes in unrecognized tax positions over the next twelve months.

7. EMPLOYEE BENEFIT PLANS

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code (“IRC”). Participating employees may elect to contribute a percentage of their salary, subject to certain limitations. The Company contributes 50% of the participant’s contribution, up to 4% of the participant’s compensation, as a matching contribution. Total match contributions (in thousands) by the Company for the years ended December 31, 2025 and 2024 were approximately $253 and $284, respectively.

Smith-Midland Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

(continued)

8. STOCK COMPENSATION

On October 13, 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan, which allows the Company to grant up to 400,000 shares of restricted common stock of the Company to employees, officers, directors and consultants and 89,303 share remain available to be granted as of December 31, 2025. The grants may be in the form of restricted or performance shares of common stock of the Company.

The fair value of restricted stock awards is estimated to be the market price of the Company’s common stock at the close of date of grant. The Company assumes no forfeitures as they are granted to key executives and board members.

Restricted stock activity during the year ended December 31, 2025 is as follows:

	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2024	1,000	1,000	$19.15
Granted	1,948	1,948	36.24
Vested	(1,948)	(1,948)	28.62
Forfeited	1,000)	(1,000)	28.62

Non-vested, December 31, 2025	—	—	—

In 2021, the Compensation Committee and Board of Directors approved a Long-Term Incentive Plan with respect to the grant of stock pursuant to the 2016 Equity Incentive Plan. The final equity amount earned was based on continued service through the three-year performance period ending on December 31, 2023, Board discretion, and performance results. The actual number of performance-based shares of common stock of the Company, if any, earned by the award recipients was determined based on measures that include Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) margin, revenue growth, and free cash flow. The EBITDA margin and revenue growth performance targets were set for each of the Minimum, Target, and Maximum levels. In May 2024, the actual performance amount (in thousands) was determined by the Compensation Committee to be $579. The stock compensation cost was recognized over the requisite performance/service period using the straight-line method and based on the probable number of shares to be awarded. During the year ended December 31, 2024 an additional expense amount (in thousands) of $25 was recorded related to the final amount awarded by the Compensation Committee.

In 2025, stock compensation expense consisted of 948 shares for Board of Director annual stock compensation (in thousands) of $45 compensation awarded by the Compensation Committee in the fourth quarter of 2025 and $14 of awards that are being amortized to expense ratably, based upon the vesting schedule. Stock compensation expense (in thousands) for the years ended December 31, 2025 and 2024 was approximately $59 and $45, respectively, based upon the value at the date of grant. The Company recognized tax benefits (in thousands) of $27 and $175 related to stock compensation expense for the years ended December 31, 2025 and 2024, respectively. The fair value of the shares vested (in thousands) for the years ended December 31, 2025 and 2024 was $61 and $19, respectively, based upon the value at the date of vesting. There was no unrecognized compensation cost related to the non-vested restricted stock as of December 31, 2025.

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

10. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	December 31,
	2025	2024
Basic earnings per share

Income available to common shareholders	$12,506	$7,675

Weighted average shares outstanding	5,305	5,289

Basic earnings per share	$2.36	$1.45

Diluted earnings per share

Income available to common shareholders	$12,506	$7,675

Weighted average shares outstanding	5,305	5,289
Dilutive effect of restricted stock	—	—

Total weighted average shares outstanding	5,305	5,289

Diluted earnings per share	$2.36	$1.45

There was no restricted stock or other common stock equivalents excluded from the diluted earnings per share calculation for the years ended December 31, 2025 and December 31, 2024.

