Form 10-Q
period 2026-03-31
SMITH MIDLAND CORP
filed 2026-06-10
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Common Stock, $0.01 par value per share, outstanding as of May 31, 2026: 5,306,554 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Smith-Midland Corporation

and Subsidiaries

(unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

ASSETS	March 31, 2026	December 31, 2025
Current assets
Cash	$13,218	$11,884
Accounts receivable, net
Trade - billed (less allowances of approximately $651 and $539, respectively), including contract retentions	28,052	27,228
Trade - unbilled	1,836	1,173
Inventories, net
Raw materials	1,741	1,710
Finished goods	5,476	5,218
Prepaid expenses	1,269	1,511
Refundable income taxes ex	23	23

Total current assets	51,615	48,747

Property and equipment, net	39,975	38,478

Other assets	605	504

Total assets	$92,195	$87,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

(unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2026	December 31, 2025
Current liabilities
Accounts payable - trade	$8,266	$5,482
Accrued expenses and other liabilities	205	907
Deferred revenue	945	1,128
Accrued compensation	2,409	2,164
Accrued income taxes	2,024	1,602
Operating lease liabilities	21	20
Current maturities of notes payable	655	648
Customer deposits	2,051	2,381

Total current liabilities	16,576	14,332

Deferred revenue	14,810	13,763
Operating lease liabilities	65	70
Notes payable - less current maturities	3,626	3,799
Deferred tax liability	1,460	1,461

Total liabilities	36,537	33,425
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,347,474 and 5,347,474 issued and 5,306,554 and 5,306,554 outstanding as of March 31, 2026 and December 31, 2025, respectively	54	54
Additional paid-in capital	7,791	7,776
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	47,915	46,576

Total stockholders' equity	55,658	54,304

Total liabilities and stockholders' equity	$92,195	$87,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Product sales	$11,786	$9,112
Barrier rentals	2,201	8,425
Royalty income	823	890
Shipping and installation revenue	6,762	4,271

Total revenue	21,572	22,698

Cost of sales	17,269	15,723

Gross profit	4,303	6,975

Operating expenses
General and administrative expenses	1,753	1,584
Selling expenses	822	1,004

Total operating expenses	2,575	2,588

Operating income	1,728	4,387

Other income (expense)
Interest expense	(47)	(55)
Interest income	65	7
Other income	15	8

Total other income (expense)	33	(40)

Income before income tax expense (benefit)	1,761	4,348

Income tax expense (benefit)	422	1,020

Net income	$1,339	$3,327

Basic earnings per common share	$0.25	$0.63
Diluted earnings per common share	$0.25	$0.62

Weighted average number of common shares outstanding:
Basic	5,307	5,304
Diluted	5,307	5,305

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2025	5,347,474	$54	(40,920)	$(102)	$7,776	$46,576	$54,304

Issuance of restricted stock	408	—	—	—	15	—	15

Net income	—	—	—	—	—	1,339	1,339

Balance, March 31, 2026	5,347,882	$54	(40,920)	$(102)	$7,791	$47,915	$55,658
Balance, December 31, 2024	5,346,526	$54	(40,920)	$(102)	$7,717	$34,070	$41,739

Vesting of restricted stock	—	—	—	—	4	—	4

Net income	—	—	—	—	—	3,327	3,327

Balance, March 31, 2025	5,346,526	$54	(40,920)	$(102)	$7,721	$37,397	$45,070

  The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,339	$3,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	951	671
Allowance for credit losses	112	92
Stock compensation	15	4
Deferred taxes	—	(10)
(Increase) decrease in
Accounts receivable - billed	(936)	(3,552)
Accounts receivable - unbilled	(663)	375
Inventories	(289)	(807)
Prepaid expenses	137	(365)
Increase (decrease) in
Accounts payable - trade	1,966	37
Accrued expenses and other liabilities	(702)	(33)
Deferred revenue	864	1,426
Accrued compensation	245	(586)
Accrued income taxes	421	1,017
Customer deposits	(330)	621
Net cash provided by (used in) operating activities	3,130	2,217
Cash flows from investing activities:
Purchases of property and equipment	(1,630)	(595)
Net cash provided by (used in) investing activities	(1,630)	(595)
Cash flows from financing activities:
Repayments of long-term borrowings	(166)	(164)
Net cash provided by (used in) financing activities	(166)	(164)
Net increase (decrease) in cash	1,334	1,458
Cash
Beginning of period	11,884	7,548
End of period	$13,218	$9,006

Supplemental Cash Flow Information:
Cash payments for interest	$47	$55
Cash payments for income taxes	$—	$—

Non-Cash Investing Activity:
Capital expenditures in accounts payable	$945	$1,034

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated December 31, 2025 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Recent Accounting Pronouncements

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company elected the practical expedient permitting entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of certain short-term financial assets when estimating expected credit losses under ASC 326. The amendments were adopted prospectively. Adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers for product sales, royalty income and shipping and installation revenue. Revenue from barrier rentals is accounted for under ASC 842, Leases. Revenue accounted for (in thousands) under ASC 606 amounted to $19,372 and $14,273 during the quarters ended March 31, 2026 and 2025, respectively. Revenue accounted for (in thousands) under ASC 842 amounted to $2,201 and $8,425 during the quarters ended March 31, 2026 and 2025, respectively.

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

Revenue recognized for product sales – over time (in thousands) are recorded in product sales under revenue in the consolidated financial statements which amounted to $5,479 and $4,733 during the quarters ended March 31, 2026 and 2025, respectively.

Product Sales - Point in Time

For certain product sales that do not meet the criteria for recognition over time, the Company recognizes revenue at a point in time, generally upon shipment or delivery (as specified in the contract), when control of the product transfers to the customer and the Company has a present right to payment.

Revenue recognized for product sales – point in time (in thousands) are recorded in product sales under revenue in the consolidated financial statements which amounted to $6,307 and $4,379 during the quarters ended March 31, 2026 and 2025, respectively.

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

The Company’s Accounts receivable trade – billed (in thousands), arising from Topic 606 is $24,785 and $26,618 as of March 31, 2026 and December 31, 2025, respectively.

Certain contracts include retention provisions, generally up to 10%, that are withheld from progress billings until the related work has been completed and approved. Contract retentions that have been invoiced are included within Trade – billed. The Company considers these amounts to be contract balances because collection may be contingent upon contractual completion and approval provisions.

At March 31,2026 and December 31, 2025, accounts receivable included contract retentions (in thousands) of approximately $1,465 and $1,135, respectively, which are considered contract assets.

For contracts recognized over time, contract assets arise when revenue recognized to date exceeds cumulative billings. Contract assets are presented as Trade – unbilled on our consolidated financial statements. When the Company subsequently invoices the customer, the related amounts are reclassified from Trade – unbilled to Trade – billed.

	Quarter Ended March 31,
	2026	2025
Accounts receivable trade – unbilled, beginning of the period	$1,173	$1,327
Accounts receivable trade – unbilled, end of the period	1,836	952
Amounts invoiced in the period from amounts included at the beginning of the period	167	1,060

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances are as follows:

	Quarter Ended March 31,
	2026	2025
Customer deposits, beginning of the period	$2,381	$1,539
Customer deposits, end of the period	2,051	2,160
Revenue recognized in the period from amounts included at the beginning of the period	302	1,452

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

The Company’s deferred revenue (i.e. contract liabilities) balances (in thousands) related to Topic 606 are as follows:

	Quarter Ended March 31
	2026	2025
Deferred revenue, beginning of the period	$6,871	$4,453
Deferred revenue, end of the period	7,448	5,174
Revenue recognized in the period from amounts included at the beginning of the period	4,095	34

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are the difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the quarters ended March 31, 2026 and 2025 were not materially affected by any other factors.

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

At March 31, 2026 and March 31, 2025, total allowances for credit losses were $651 and $1,222, respectively (in thousands). The decrease in the allowance for credit losses was primarily attributable to improved collection trends, a reduction in aged receivable balances, particularly within accounts previously identified as having elevated credit risk, and a decline in customer accounts with specific credit concerns that had contributed to higher reserves in the prior year. Management will continue to monitor receivable aging, customer creditworthiness, project-specific risks, and broader economic conditions affecting the construction and infrastructure markets in which the Company operates when estimating expected credit losses.

The rollforward of our allowance for credit losses (in thousands) for the quarters ended March 31, 2026 and 2025, was as follows:

	Quarter Ended March 31,
	2026	2025
Balance at beginning of period	$539	$1,130
Provision (benefit) for Expected Credit Losses	112	92
Balance at end of period	$651	$1,222

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

The Company’s deferred lease revenue balances (in thousands) related to Topic 842, Leases are as follows:

	Quarter Ended March 31,
	2026	2025
Deferred lease revenue, beginning of the period	$8,020	$6,062
Deferred lease revenue, end of the period	8,307	6,788
Revenue recognized in the period from amounts included at the beginning of the period	1,502	957

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

Royalty Income

The Company licenses certain products to other precast companies to produce the Company's products in accordance with the Company’s engineering specifications. Licensing agreements are typically for five-year terms and require royalty payments of 4% to 6% of the licensee’s total sales of licensed products. Royalty income is recognized in accordance with ASC 606 as the licensee’s sales of the licensed products occur in the period the licensees’ sales are earned and reported. Royalty income is presented under Royalty Income within Revenue in the consolidated financial statements

Shipping and Installation

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

Revenue by Type	Three Months Ended March 31,
	2026	2025
Soundwall Sales	$3,350	$3,779
Architectural Panel Sales	750	—
SlenderWall Sales	746	—
Miscellaneous Wall Sales	305	601
Barrier Sales	1,932	1,305
Easi-Set and Easi-Span Building Sales	2,936	2,060
Utility Sales	1,439	1,014
Miscellaneous Product Sales	328	353
Total Product Sales	11,786	9,112
Barrier Rentals	2,201	8,425
Royalty Income	823	890
Shipping and Installation Revenue	6,762	4,271
Total Service Revenue	9,786	13,586

Total Revenue	$21,572	$22,698

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

For the quarter ended March 31, 2026, the Company derived 16% and 10% of its revenue from each of two customers. For the quarter ended March 31, 2025, the Company derived 33% of its revenue from one customer. As of March 31, 2026, each of two customers’ outstanding receivable balance exceeded 10% of the total outstanding receivable balance.  As of March 31, 2025, each of two customers’ outstanding receivable balance exceeded 10% of the total outstanding receivable balance.

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

2. EARNINGS PER SHARE

Earnings per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2026	2025
Basic earnings per common share

Net income	$1,339	$3,327

Weighted average shares outstanding	5,307	5,304

Basic earnings per common share	$0.25	$0.63

Diluted earnings per common share

Net income	$1,339	$3,327

Weighted average shares outstanding	5,307	5,304
Dilutive effect of restricted stock	-	1

Total weighted average shares outstanding	5,307	5,305

Diluted earnings per common share	$0.25	$0.62

There was no restricted stock excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2026 and March 31, 2025.

3. NOTES PAYABLE

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company.  The balance of the note payable at March 31, 2026 and December 31, 2025 was $884 and $942 respectively.

The Company also has a note payable to the Bank in the amount of $1,211 and $1,279 as of March 31, 2026 and December 31, 2025 respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2026 and December 31, 2025 was $2,186 and $2,226 respectively.

Under the loan covenants with the Bank, the Company must maintain tangible net worth of $25,000. The previous covenant in which the Company was limited to annual capital expenditures of $5,000 has been discontinued effective January 1, 2026. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2026.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of March 31, 2026 and December 31, 2025. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2026 and matures May 1, 2027. The line of credit renewal excluded the previous limitation on annual capital expenditures. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company to maintain a (i) Minimum Debt Service Coverage Ratio of 1.25x, tested annually,(ii) Minimum tangible net worth of $25 million and (iii) Debt-to-tangible net worth not greater than 3 to 1 tested annually.  The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.  The Company is in compliance with all covenants as of March 31, 2026.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the three months ended March 31, 2025, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2025	—	—	—	—
Granted	—	408	408	36.77
Vested	—	(408)	(408)	36.77
Forfeited	—	—	—	—

Non-vested, March 31, 2026	—	—	—	—

During the three months ended March 31, 2026, the Company granted 408 fully vested service-based restricted stock awards to the Company’s Chief Financial Officer with a grant-date fair value of $36.77 per share, resulting in total stock compensation expense of approximately $15 thousand recognized during the period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity and the barrier rental fleet, there is no assurance that we will achieve significantly greater revenues,

●

while we have special barrier projects that can occur at any time that may have a significant positive effect on revenues and operating income, including the significant special barrier projects that occurred in both the first quarter and the second quarter of 2025, there can be no assurance of these projects recurring in any future periods; likewise the lack of a special barrier projects in any quarter will negatively impact revenues and operating income of such quarter relative to comparison to a quarter that includes a special barrier project. The Company, in view of significant revenues from special barrier projects in 2025, experienced a decrease from this revenue source and a substantial decrease in operating income in the first quarter of 2026 as compared to the first quarter of 2025, which had a significant special barrier project. Likewise, we expect that the revenue and operating income in the second quarter of 2026 will not compare favorably to the second quarter of 2025 due to the anticipated lack of a special barrier project in the 2026 period.

●

while our cash increased as of March 31, 2026 from December 31, 2025, reflecting higher cash flows from operating activities, there can be no assurance that the Company’s cash will continue to increase or not be reduced in the future,

●

we have a significant amount of accounts receivables which has increased during 2026 as compared to the ending balance as of December 31, 2025, and our ability to fully collect these balances cannot be assured,

●

cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a ransomware incident in the first quarter of 2025 for which no ransomware payment was made and which continues to be addressed with notifications to potentially impacted internal and external parties and relevant governmental offices as well as enacting network security improvements,

15

●

we identified material weaknesses in internal controls over financial reports related to (i) design and maintenance of effective controls over the financial reporting process; and (ii) certain business processes and the information control environment. The Company is currently taking remedial actions with respect to these weaknesses,

●

there are uncertainties arising from the policies of the United States Government, including without limitation, government spending cuts and tariffs, and there can be no assurance that infrastructure spending will not be adversely affected or that the Company will not otherwise be adversely affected,

●

There is a need for the continued availability of adequate staffing for financial reporting and internal controls. The Company had a gap in hiring a Chief Financial Officer from July 17, 2024 to April 16, 2025 and experienced the resignation of the Accounting Manager in February 2026 which, although both positions have been  filled, negatively delayed the Company’s closing and reporting cycles in order to maintain reporting integrity and data accuracy,

●	our future revenue growth depends in part on future government spending on infrastructure, and there can be no assurance that such spending will occur or be in significant amounts,
●	the continued availability of financing in the amounts, at the times, and on the terms required, to support our future business and capital projects,
●	potential decreases in our contract backlog; in this respect, the Company’s backlog at May 11, 2026 was approximately $48.1 million as compared to $52.4 million at around the same time a year ago,
●	the extent to which we are successful in developing, acquiring, licensing, or securing new patents for proprietary products as the Company experiences the expiration of certain patents,

●	changes in economic conditions specific to any one or more of our markets (including tariffs, the availability of public funds and grants for construction),

●

the Company’s operations in the first quarter of 2026, and the years 2025 and 2024 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

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

Overview

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities, and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic and Northeastern regions and in parts of the Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a lightweight, energy-efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; and Easi-Set® transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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

Results of Operations (dollar amounts in thousands, except per share data)

Overall, the Company’s financial performance for the first quarter of 2026 decreased compared to the first quarter of 2025. The Company reported net income of $1,339 for the three months ended March 31, 2026, compared to net income of $3,327 for the three months ended March 31, 2025. Total revenue decreased by $1,126 to $21,572 for the three months ended March 31, 2026 from $22,698 for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to lower barrier rental revenue resulting from the absence of a large special barrier project that positively impacted the first quarter of 2025. This decrease was partially offset by increases in product sales and shipping and installation revenue.

Cost of sales as a percentage of revenue, excluding royalties, increased to 83% for the three months ended March 31, 2026 compared to 72% for the three months ended March 31, 2025. The increase was primarily due to the significant reduction in special project barrier rental revenue during the quarter. Special barrier rental projects generally carry higher margins and lower cost of sales percentages compared to product sales.

Operating income was $1,728 for the three month period ended March 31, 2026, as compared to $4,387 for the three month period ended March 31, 2025. Operating expenses for the first quarter of 2026 were $2,575 compared to $2,588 for the first quarter of 2025. The slight decrease was primarily attributable to lower selling expenses partially offset by higher general and administrative expenses.

Income tax expense for the three month period ended March 31, 2026 was $422, or an effective tax rate of 24%, as compared to $1,020, or an effective tax rate of 24% for the three month period ended March 31, 2025.

As of May 11, 2026, the Company’s sales backlog was approximately $48.1 million, as compared to approximately $52.4 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates funding related to the Infrastructure Investment and Jobs Act to continue to support growth opportunities in highway, transportation, and infrastructure markets in 2026 and beyond, although no assurance can be provided. The Company continues to focus marketing and sales efforts toward SlenderWall® products and barrier rentals in line with long-term strategic objectives.

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall® panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three month periods ended March 31, 2026 and 2025.

Revenue by Type	Three Months Ended March 31,
	2026	2025	Change	% Change
Soundwall Sales	$3,350	$3,779	$(429)	(11)%
Architectural Panel Sales	750	—	750	100%
SlenderWall Sales	746	—	746	100%
Miscellaneous Wall Sales	305	601	(296)	(49)%
Barrier Sales	1,932	1,305	627	48%
Easi-Set and Easi-Span Building Sales	2,936	2,060	876	43%
Utility Sales	1,439	1,014	425	42%
Miscellaneous Product Sales	328	353	(25)	(7)%
Total Product Sales	11,786	9,112	2,674	29%
Barrier Rentals	2,201	8,425	(6,224)	(74)%
Royalty Income	823	890	(67)	(8)%
Shipping and Installation Revenue	6,762	4,271	2,491	45%
Total Service Revenue	9,786	13,586	(3,800)	(25)%

Total Revenue	$21,572	$22,698	$(1,126)	(5)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set® and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales decreased for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025. The decrease was primarily due to timing of project production schedules and shipment activity. The Company continues to maintain a soundwall backlog and expects production activity to increase throughout the remainder of 2026, although no assurance can be given.

Architectural Panel Sales – Architectural panel sales increased for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025 due to the commencement of architectural panel production activity during the quarter. The Company expects architectural panel activity to continue throughout 2026 and trend higher than 2025 production levels, although no assurance can be given.

SlenderWall Sales – The Company had no SlenderWall® sales in the three month period ended March 31, 2025 to compare to the production levels for the three month period ended March 31, 2026.  Due to the commencement of production on certain SlenderWall® projects and sales expectations in 2026, the Company expects sales for the remainder of the year in this category to be consistent with the quarter ended March 31, 2026. The Company continues to focus sales and marketing initiatives on SlenderWall®, although no assurance can be provided regarding future project awards or production timing.

Miscellaneous Wall Sales –  Miscellaneous wall sales are highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales decreased for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025 primarily due to normal fluctuations in project timing and product mix. Based on the Company’s backlog for these products, miscellaneous wall sales are expected to trend lower through the remainder of 2026 as compared to 2025..

Barrier Sales - Barrier sales increased for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025 due to increased customer demand.  Sales in this category are expected to trend lower throughout 2026 as compared to 2025. The Company continues to focus strategically on barrier rental opportunities in certain geographic regions while maintaining selective barrier sales activity.

Easi-Set® and Easi-Span Building Sales – Building sales increased significantly for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025 due to increased customer demand at multiple manufacturing facilities. The Company expects building sales activity to continue at elevated levels during 2026, although no assurance can be given.

Utility Sales – Utility sales increased for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025, reflecting increased demand in utility and infrastructure-related markets, including continued data center development activity in Northern Virginia. The Company expects utility sales activity to continue through the remainder of 2026 and trend higher than 2025 production levels, although no assurance can be given.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three month period ended March 31, 2026, compared to the three month period ended March 31, 2025.  Miscellaneous product sales are expected to trend lower through the remainder of 2026 as compared to 2025, although no assurance can be provided.

Barrier Rentals – Barrier rental revenue decreased significantly for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025. The decrease was primarily attributable to the absence of a large special barrier project that positively impacted the first quarter of 2025. Excluding special projects, the Company expects standard barrier rental activity to continue to trend positively throughout 2026, although no assurance can be provided. The Company also expects, to a lesser degree, special barrier projects to continue in 2026. In view of the anticipated lack of a special barrier project in the second quarter of 2026 as compared to one such project in the second quarter of 2025, the Company expects a significant decrease in such revenues for the 2026 second quarterly period.

Royalty Income – Royalty income decreased slightly for the three month period ended March 31, 2026 compared to the three month period ended March 31, 2025 due a large project which generated higher royalties from one licensee in the first quarter of 2025 that did not recur in the first quarter of 2026.  The Company continues to expect long-term royalty opportunities associated with infrastructure spending and continued utilization of the J-J Hooks® barrier system. The Company expects royalties for 2026 to trend higher for the full year 2026, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased for the three month period ended March 31, 2026 compared to the same period in 2025 primarily due to increased product sales, including building, utility, and barrier products.

Cost of Sales - Total cost of sales as a percentage of revenue, excluding royalties, for the three months ended March 31, 2026 was 83%, as compared to 72% for the three months ended March 31, 2025. The increase in cost of sales as a percentage of revenue was primarily due to the reduction in high-margin special barrier project revenue during the first quarter of 2026 as compared to the first quarter of 2025 as well as the relative increase in lower-margin product sales activity.

General and Administrative Expenses - For the three months ended March 31, 2026, the Company’s general and administrative expenses increased by $169 to $1,753 from $1,584 during the three month period ended March 31, 2025. The increase was primarily attributable to increased personnel-related costs, professional fees, and costs associated with internal control and financial reporting remediation activities. General and administrative expense as a percentage of total revenue was 8% and 7% for the three month periods ended March 31, 2026 and 2025, respectively.

Selling Expenses - Selling expenses for the three months ended March 31, 2026 decreased to $822 from $1,004 for the three month period ended March 31, 2025. The decrease was primarily attributable to lower commission expense associated with reduced barrier rental revenues. As a percentage of sales, selling expense was 4% and 5% for the three month periods ended March 31, 2026 and 2025, respectively. The Company continues to expect selling expenses to increase for the remainder of 2026 as compared to 2025 based on the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall®  sales and barrier rentals.

Operating Income  - The Company had operating income for the three month period ended March 31, 2026 of $1,728 compared to $4,387 for the three month period ended March 31, 2025. The 61% decrease was primarily attributable to lower revenues from the absence of a significant special barrier project, which occurred the first quarter of 2025 and did not occur in the first quarter of 2026, and the resulting increase in cost of sales as a percentage of revenue.

Interest Expense - Interest expense was $47 and $55 for the three month periods ended March 31, 2026 and 2025, respectively. The decrease was primarily attributable to lower outstanding indebtedness balances during 2026. The Company expects interest expense for the full year of 2026 to be lower compared to the full year of 2025 due to the decrease in level of indebtedness on all notes which are fixed interest rates.

Income Tax Expense  - The Company had income tax expense of $422, or an effective tax rate of 24%, for the three months ended March 31, 2026, compared to income tax expense of $1,020, or an effective tax rate of 24%, for the three month period ended March 31, 2025.

Net Income - The Company had net income of $1,339 for the three months ended March 31, 2026, compared to net income of $3,327 for the three month period ended March 31, 2025. Basic and diluted earnings per share were both $0.25 for the three months ended March 31, 2026, compared to $0.63 and $0.62, respectively, for the three month period ended March 31, 2025.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank,  (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually, with monthly payments of approximately $22, and is secured by all of the assets of Smith-Carolina and a guarantee by the Company. The balance of the note payable at March 31, 2026 and December 31, 2025 was $884 and $942, respectively.

The Company also has a note payable to the Bank in the amount of $1,211 and $1,279 as of March 31, 2026 and December 31, 2025, respectively. The loan is collateralized by a first lien position on the Midland, Virginia plant, building, and assets. The interest rate is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of approximately $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed financing related to its acquisition of certain real property in Midland, Virginia totaling approximately 29.8 acres. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months in the amount of approximately $21. The loan matures on February 10, 2037. The balance of the note payable on March 31, 2026 and December 31, 2025 was $2,186 and $2,226, respectively.

Under the loan covenants with the Bank, the Company must maintain tangible net worth of $25,000. The previous covenant in which the Company was limited to annual capital expenditures of $5,000 has been discontinued effective January 1, 2026. The Company is in compliance with all covenants pursuant to the loan agreements as of March 31, 2026.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of March 31, 2026 and December 31, 2025. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2026 and matures May 1, 2027. The line of credit renewal excluded the previous limitation on annual capital expenditures. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date. Key provisions of the line of credit require the Company to maintain a (i) Minimum Debt Service Coverage Ratio of 1.25x, tested annually,(ii) Minimum tangible net worth of $25 million and (iii) Debt-to-tangible net worth not greater than 3 to 1 tested annually.  The line of credit is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.  The Company is in compliance with all covenants as of March 31, 2026.

The Company’s outstanding notes payable are financed at fixed rates of interest. Accordingly, the Company’s exposure to fluctuating interest rates is limited primarily to any future borrowings under the variable rate line of credit or additional future indebtedness.

On March 31, 2026, the Company had cash totaling $13,217 compared to cash totaling $11,884 on December 31, 2025. The increase in cash was primarily the result of cash provided by operating activities totaling approximately $3.1 million during the quarter. Operating cash flow benefited from profitability, increased accounts payable balances, and deferred revenue activity, partially offset by increases in accounts receivable and inventory balances.

The Company’s accounts receivable balances, net of allowance, at March 31, 2026 were $28,052 compared to $27,228 at December 31, 2025. The increase was primarily attributable to timing of project billings, increased product sales activity, and growth in unbilled receivables associated with over-time revenue recognition.

Capital spending for the three months ended March 31, 2026 totaled approximately $1,630 compared to $595 for the three month period ended March 31, 2025. The 2026 expenditures were primarily related to investments in manufacturing equipment, production capacity expansion, and infrastructure improvements at the Company’s facilities. The Company, which expects product sales to be higher in 2026 as compared to 2025, intends to invest over $12,000 in 2026 for long-term strategic growth which includes continued barrier production, expansion of the Virginia and North Carolina manufacturing facilities, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures exclude possible acquisitions.

The Company’s cash flow from operations is affected by production schedules established by contractors, which generally provide for payment 30 to 90 days after products are produced. Certain architectural and infrastructure projects may also include retainage provisions that delay collection until project completion. These factors can create liquidity demands because the Company must fund a portion of production costs before receiving payment from customers.

If actual operating results, production schedules, sales levels, or collections on customer receivables are materially inconsistent with management’s expectations, the Company could encounter cash flow or liquidity challenges in future periods. In addition, significant deterioration in operating performance could impact the Company’s ability to comply with financial covenants under existing lending agreements.

Although no assurances can be provided, the Company believes that its current cash resources, anticipated cash flow from operations, and availability under the line of credit will be sufficient to finance operations for at least the next 12 months.

The Company’s inventory totaled $7,217 at March 31, 2026 compared to $6,928 at December 31, 2025. The increase was primarily attributable to increased finished goods inventory and inventory maintained to support backlog production and anticipated barrier rental activity. Inventory turnover was 7.6, annualized for the three months ended March 31, 2026, compared to 7.5, annualized for the three month period ended March 31, 2025.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in its Summary of Accounting Policies to the Company’s consolidated financial statements on Form 10-K for the year ended December 31, 2025.

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

Inflation

Raw material costs used in production have slightly increased for the first three months of 2026. The Company anticipates raw material prices to slightly increase for the remainder of 2026, although no assurance can be given regarding future pricing.

Sales Backlog

As of May 11, 2026, the Company’s sales backlog was approximately $48.1 million, as compared to approximately $52.4 million at the same time in 2025. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of this quarterly period covered by this Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods disclosed in conformity with U.S. Generally Accepted Accounting Principles.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following material weaknesses in the Company’s internal control over financial reporting have not been remediated as of March 31, 2026:

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

As a result of these material weaknesses, the Company’s management has concluded that, as of March 31, 2026 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: June 9, 2026	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2026	By:	/s/ Dominic L. Hunter
Dominic L. Hunter, Chief Financial Officer
(Principal Financial Officer)

