Form 10-Q
period 2026-06-30
SMITH MIDLAND CORP
filed 2026-08-14
CIK 924719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Common Stock, $0.01 par value per share, outstanding as of August 1, 2026: 5,304,606 shares, net of treasury shares

SMITH-MIDLAND CORPORATION

Form 10-Q Index

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

ASSETS	June 30, 2026	December 31, 2025
Current assets
Cash	$10,663	$11,884
Accounts receivable, net
Trade - billed (less allowances of approximately $871 and $539, respectively), including contract retentions	22,785	27,228
Trade – unbilled	1,785	1,173
Inventories, net
Raw materials	1,979	1,710
Finished goods	6,555	5,218
Prepaid expenses	1,127	1,511
Income tax receivable	1,190	23

Total current assets	46,084	48,747

Property and equipment, net	40,008	38,478

Other assets	601	504

Total assets	$86,693	$87,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2026	December 31, 2025
Current liabilities
Accounts payable - trade	$5,647	$5,482
Accrued expenses and other liabilities	1,044	907
Deferred revenue	1,505	1,128
Accrued compensation	1,715	2,164
Accrued income taxes	—	1,602
Operating lease liabilities	21	20
Current maturities of notes payable	661	648
Customer deposits	757	2,381

Total current liabilities	11,350	14,332

Deferred revenue	13,305	13,763
Operating lease liabilities	59	70
Notes payable - less current maturities	3,475	3,799
Deferred tax liability	1,465	1,461
Total liabilities	29,654	33,425

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 1,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 8,000,000 shares; 5,347,882 and 5,347,474 issued and 5,306,962 and 5,306,554 outstanding as of June 30, 2026 and December 31, 2025, respectively	54	54
Additional paid-in capital	7,791	7,776
Treasury stock, at cost, 40,920 shares	(102)	(102)
Retained earnings	49,296	46,576

Total stockholders' equity	57,039	54,304

Total liabilities and stockholders' equity	$86,693	$87,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product sales	$11,202	$13,436	$22,988	$22,548
Barrier rentals	3,212	5,781	5,413	14,205
Royalty income	929	1,326	1,752	2,216
Shipping and installation revenue	8,020	5,643	14,782	9,915

Total revenue	23,363	26,186	44,935	48,884

Cost of sales	17,944	18,400	35,213	34,123

Gross profit	5,419	7,786	9,722	14,761

Operating expenses
General and administrative expenses	2,483	1,514	4,236	3,098
Selling expenses	951	754	1,773	1,758

Total operating expenses	3,434	2,268	6,009	4,856

Operating income	1,985	5,518	3,713	9,905

Other income (expense)
Interest expense	(66)	(62)	(113)	(117)
Interest income	51	6	116	13
Other income (expense)	(155)	20	(140)	28

Total other income (expense)	(170)	(36)	(137)	(76)

Income before income tax expense	1,815	5,482	3,576	9,829

Income tax expense	434	1,311	856	2,331

Net income	$1,381	$4,171	$2,720	$7,498

Basic and diluted earnings per common share	$0.26	$0.79	$0.51	$1.41

Weighted average number of common shares outstanding:
Basic	5,307	5,305	5,307	5,305
Diluted	5,307	5,305	5,307	5,305

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2025	5,347,474	$54	(40,920)	$(102)	$7,776	$46,576	$54,304

Vesting of restricted stock	408	—	—	—	15	—	15

Net income	—	—	—	—	—	1,339	1,339

Balance, March 31, 2026	5,347,882	$54	(40,920)	$(102)	$7,791	$47,915	$55,658

Net income	—	—	—	—	—	1,381	1,381

Balance, June 30, 2026	5,347,882	$54	(40,920)	$(102)	$7,791	$49,296	$57,039

Balance, December 31, 2024	5,346,526	$54	(40,920)	$(102)	$7,717	$34,070	$41,738

Vesting of restricted stock	—	—	—	—	5	—	5

Net income	—	—	—	—	—	3,327	3,327

Balance, March 31, 2025	5,346,526	$54	(40,920)	$(102)	$7,721	$37,397	$45,070

Vesting of restricted stock	—	—	—	—	4	—	4

Net income	—	—	—	—	—	4,171	4,171

Balance, June 30, 2025	5,346,526	$54	(40,920)	$(102)	$7,725	$41,568	$49,245

  The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,720	$7,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,986	1,302
(Gain) loss on sale of property and equipment	(1)	—
Allowance for credit losses	332	198
Stock compensation	15	10
Deferred taxes	4	(10)

(Increase) decrease in
Accounts receivable - billed	4,111	(11,091)
Accounts receivable - unbilled	(612)	87
Inventories	(1,606)	(508)
Prepaid expenses and other assets	287	(828)
Income tax receivable	(1,167)
—

Increase (decrease) in
Accounts payable - trade	205	781
Accrued expenses and other liabilities	127	7
Deferred revenue	(81)	3,698
Accrued compensation	(449)	24
Accrued income taxes	(1,602)	134
Customer deposits	(1,624)	1,098
Net cash provided by (used in) operating activities	2,645	2,400
Cash flows from investing activities:
Purchases of property and equipment	(3,555)	(2,515)
Net cash provided by (used in) investing activities	(3,555)	(2,515)
Cash flows from financing activities:
Repayments of long-term borrowings	(311)	(332)
Net cash provided by (used in) financing activities	(311)	(332)
Net increase in cash	(1,221)	(447)
Cash
Beginning of period	11,884	7,548
End of period	$10,663	$7,101

Supplemental Cash Flow Information:
Cash payments for interest	$113	$117
Cash payments for income taxes	$3,621	$2,175
Non-Cash Investing Activities
Capital expenditures in accounts payable	$86	$570

The accompanying notes are an integral part of the condensed consolidated financial statements.

Smith-Midland Corporation

and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. INTERIM FINANCIAL REPORTING

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we have condensed or omitted certain information and footnote disclosures that are included in our annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated December 31, 2025 balance sheet was derived from the audited financial statements included in the Form 10-K. Dollar amounts in the footnotes are stated in thousands, except for per share data.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers for product sales, royalty income and shipping and installation revenue.  Revenue from barrier rentals is accounted for under ASC 842, Leases. Revenue accounted for (in thousands) under ASC 606 amounted to $20,151 and $20,406 during the three-months ended June 30, 2026 and 2025, respectively and $39,522 and $34,679 during the six-months ended June 30, 2026 and 2025, respectively.  Revenue accounted for (in thousands) under ASC 842 amounted to $3,212 and $5,781 during the three-months ended June 30, 2026 and 2025, respectively and $5,413 and $14,205 during the six-months ended June 30, 2026 and 2025, respectively.

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

Revenue recognized for product sales – over time (in thousands) are recorded in product sales under revenue in the consolidated financial statements which amounted to $4,329 and $8,409 during the three-months ended June 30, 2026 and 2025, respectively, and $9,808 and $13,142 during the six months ended June 30, 2026 and 2025, respectively.

Product Sales - Point in Time

For certain product sales that do not meet the criteria for recognition over time, the Company recognizes revenue at a point in time, generally upon shipment or delivery (as specified in the contract), when control of the product transfers to the customer and the Company has a present right to payment.

Revenue recognized for product sales – point in time (in thousands) are recorded in product sales under revenue in the consolidated financial statements which amounted to $6,873 and $5,027 during the three-months ended June 30, 2026 and 2025, respectively, and $13,180 and $9,406 during the six months ended June 30, 2026 and 2025, respectively.

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

The Company’s Accounts receivable trade – billed (in thousands), arising from Topic 606 is $21,750 and $25,618 as of June 30, 2026 and December 31, 2025, respectively.

Certain contracts include retention provisions, generally up to 10%, that are withheld from progress billings until the related work has been completed and approved. Contract retentions that have been invoiced are included within Trade – billed. The Company considers these amounts to be contract balances because collection may be contingent upon contractual completion and approval provisions.

At June 30, 2026 and December 31, 2025, accounts receivable included contract retentions (in thousands) of approximately $1,277 and $1,135, respectively, which are considered contract assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accounts receivable trade – unbilled, beginning of the period	$1,836	$952	$1,173	$1,327
Accounts receivable trade – unbilled, end of the period	1,785	1,240	1,785	1,240
Amounts invoiced in the period from amounts included at the beginning of the period	1,012	638	773	1,099

Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimate earnings recognized to date, are reported on our Consolidated Balance Sheets as "Customer deposits" (contract liabilities). The Company’s Customer deposits (i.e. contract liabilities) balances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer deposits, beginning of the period	$2,051	$2,160	$2,381	$1,539
Customer deposits, end of the period	757	2,637	757	2,637
Revenue recognized in the period from amounts included at the beginning of the period	1,673	395	2,092	229

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

The Company’s deferred revenue (i.e. contract liabilities) balances (in thousands) related to Topic 606 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, beginning of the period	$7,448	$5,174	$6,871	$4,453
Deferred revenue, end of the period	7,222	6,175	7,222	6,175
Revenue recognized in the period from amounts included at the beginning of the period	757	75	4,361	109

Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are the difference between the opening and closing balances of the Company’s contract assets and contract liabilities and primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the quarters ended June 30, 2026 and 2025 were not materially affected by any other factors.

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

At June 30, 2026 and June 30, 2025, total allowances for credit losses were $871 and $1,329, respectively (in thousands). The decrease in the allowance for credit losses was primarily attributable to improved collection trends, a reduction in aged receivable balances, particularly within accounts previously identified as having elevated credit risk, and a decline in customer accounts with specific credit concerns that had contributed to higher reserves in the prior year. Management will continue to monitor receivable aging, customer creditworthiness, project-specific risks, and broader economic conditions affecting the construction and infrastructure markets in which the Company operates when estimating expected credit losses.

The rollforward of our allowance for credit losses (in thousands) for the quarters ended June 30, 2026 and 2025, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$651	$1,222	$539	$1,130
Provision for Expected Credit Losses	220	107	332	199
Balance at end of period	871	1,329	871	1,329

Barrier Rentals - Lease Income

Barrier Rental revenue historically comprises Standard Barrier Rental and Special Barrier Projects.

Standard Barrier Rental

The Company leases barriers to customers under operating leases in accordance with ASC 842, Leases. Customers are invoiced at lease commencement for the full lease term. The Company’s standard barrier rentals arrangements are generally for periods less than five years and may include provisions for additional charges if the barriers remain on rent beyond the contractual lease term. The Company evaluates the enforceable term in determining the lease term used for revenue recognition and in preparing its disclosure of future fixed lease payments. Amounts billed in advance of the related lease periods are recorded as deferred lease income within Deferred revenue on the balance sheet and recognized as lease income on a straight-line basis over the lease term. Lease income is presented in Barrier Rentals within Revenue in the consolidated financial statements. The Company recognizes operating lease income only to the extent collection is probable. If collectability is not probable, lease income is limited to amounts collected until collectability becomes probable.

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

The Company’s deferred lease revenue balances (in thousands) related to Topic 842, Leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, beginning of the period	$8,307	$6,788	$8,020	$6,062
Deferred revenue, end of the period	7,588	8,059	7,588	8,059
Revenue recognized in the period from amounts included at the beginning of the period	1,450	814	611	1,301

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

Royalty Income

The Company licenses certain products to other precast companies to produce the Company's products in accordance with the Company’s engineering specifications. Licensing agreements are typically for five-year terms and require royalty payments of 4% to 6% of the licensee’s total sales of licensed products. Royalty income is recognized in accordance with ASC 606 as the licensee’s sales of the licensed products occur in the period the licensees’ sales are earned and reported. Royalty income is presented under Royalty Income within Revenue in the consolidated financial statements.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary sources of revenue (in thousands):

Revenue by Type	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Soundwall Sales	$2,456	$5,206	$5,806	$8,985
Architectural Panel Sales	462	—	1,212	—
SlenderWall Sales	132	1,488	878	1,488
Miscellaneous Wall Sales	995	863	1,300	1,464
Barrier Sales	2,758	1,230	4,690	2,535
Easi-Set/Easi-Span Building Sales	2,151	2,926	5,087	4,985
Utility Sales	1,965	871	3,403	1,885
Miscellaneous Sales	284	852	612	1,205
Total Product Sales	11,202	13,436	22,988	22,548
Barrier Rentals	3,212	5,781	5,413	14,205
Royalty Income	929	1,326	1,752	2,216
Shipping and Installation Revenue	8,020	5,643	14,782	9,915
Total Service and Other Revenue	12,161	12,750	21,947	26,336

Total Revenue	$23,363	$26,186	$44,935	$48,884

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

For the three months ended June 30, 2026, the Company derived none of its revenue from any individual customer that  exceeded 10% of total revenue. For the six months ended June 30, 2026, the Company derived 10% of its revenue from one customer.  As of June 30, 2026, one customer’s outstanding receivable balance exceeded 17% of the total outstanding receivable balance. For the three months ended June 30, 2025, the Company derived 16% and 10% of its revenue from two customers respectively. For the six months ended June 30, 2025, the Company derived 24% and 10% of its revenue from two customers respectively. As of June 30, 2025, three customers’ outstanding receivable balance exceeded 10% of the total outstanding receivable balance.

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

2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share

Net income	$1,381	$4,171	$2,720	$7,498

Weighted average shares outstanding	5,307	5,305	5,307	5,305

Basic earnings per common share	$0.26	$0.79	$0.51	$1.41

Diluted earnings per common share

Net income	$1,381	$4,171	$2,720	$7,498

Weighted average shares outstanding	5,307	5,305	5,307	5,305
Dilutive effect of restricted stock	—	—	—	—

Total weighted average shares outstanding	5,307	5,305	5,307	5,305

Diluted earnings per common share	$0.26	$0.79	$0.51	$1.41

There was no restricted stock excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2026 and June 30, 2025.

3. NOTES PAYABLE

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note matures February 2037 and carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina, a subsidiary of the Company,  and a guarantee by the Company.  The balance of the note payable at June 30, 2026 and December 31, 2025 was $826 and $942, respectively.

The Company also has a note payable to the Bank in the amount of $1,141 and $1,279 as of June 30, 2026 and December 31, 2025, respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021 with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on June 30, 2026 and December 31, 2025 was $2,146 and $2,226 respectively.

Under the loan covenants with the Bank, the Company must maintain tangible net worth of $25,000. The previous covenant in which the Company was limited to annual capital expenditures of $5,000 has been discontinued effective January 1, 2026. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2026.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of June 30, 2026 and December 31, 2025. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2026 and matures May 1, 2027. The line of credit renewal excluded the previous limitation on annual capital expenditures. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date.

Key provisions of the notes payables and line of credit, collectively, require the Company to maintain a (i) Minimum Debt Service Coverage Ratio of 1.25x, tested annually, (ii) Minimum tangible net worth of $25 million and (iii) Debt-to-tangible net worth not greater than 3 to 1 tested annually and is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment.  The Company is in compliance with all covenants as of June 30, 2026.

4. STOCK COMPENSATION

The fair value of restricted stock awards is estimated to be the market price of the Company's common stock at the close of the date of grant. Restricted stock activity during the six months ended June 30, 2026, is as follows:

	Performance-Based	Service-Based	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested, December 31, 2025	—	—	—	—
Granted	—	408	408	36.77
Vested	—	(408)	(408)	36.77
Forfeited	—	—	—	—

Non-vested, June 30, 2026	—	—	—	—

During the six months ended June 30, 2026, the Company granted 408 fully vested service-based restricted stock awards to the Company’s Chief Financial Officer with a grant-date fair value of $36.77 per share, resulting in total stock compensation expense of approximately $15 thousand recognized during the period.

5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder actions, and consumer class actions, violent acts, and other conflicts. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report and related documents include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the Company’s actual results, performance (financial or operating), or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

●

while we have expended significant funds in recent years to increase manufacturing capacity and the barrier rental fleet, and plan to continue to increase manufacturing capacity and the barrier rental fleet, there is no assurance that we will achieve significantly greater revenues,

●

while we have special barrier projects that can occur at any time that may have a significant positive effect on revenues and operating income, including the significant special barrier projects that occurred in both the first quarter and the second quarter of 2025, there can be no assurance of these projects recurring in any future periods; likewise the lack of a special barrier project in any quarter will negatively impact revenues and operating income of such quarter relative to comparison to a quarter that includes a special barrier project. The Company, in view of significant revenues from special barrier projects in 2025, experienced a decrease from this revenue source and a substantial decrease in operating income in the quarter and six months ended June 30, 2026 as compared to the quarter and six months ended June 30, 2025, which had significant special barrier projects.

●

our cash decreased as of June 30, 2026 from December 31, 2025, reflecting investment in capital expenditures and inventory and there can be no assurance that the Company’s cash will not be further reduced in the future,

●	we have a significant amount of accounts receivables, as of June 30, 2026, and our ability to fully collect these balances cannot be assured,

●

cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information and adversely impact our reputation and results of operations; in this respect, we experienced a ransomware incident in the first quarter of 2025 for which no ransomware payment was made and which continues to be addressed with notifications to potentially impacted internal and external parties and relevant governmental offices as well as enacting network security improvements; while we have not experienced a material impact on our operations to date, this incident may expose us to regulatory action and/or stockholder litigation,

●

we identified material weaknesses in internal controls over financial reports related to (i) design and maintenance of effective controls over the financial reporting process; and (ii) certain business processes and the information control environment. The Company is currently taking remedial actions with respect to these weaknesses,

●

there are uncertainties arising from the policies of governmental entities, including without limitation, government spending cuts and tariffs, and there can be no assurance that infrastructure spending will not be adversely affected or that the Company will not otherwise be adversely affected,

●

There continues to be a significant need for additional staffing for financial reporting and internal controls. The Company had a gap in hiring a Chief Financial Officer from July 17, 2024 to April 16, 2025 and experienced the resignation of the Accounting Manager in February 2026 which, although both positions have been filled, negatively delayed the Company’s closing and reporting cycles in order to maintain reporting integrity and data accuracy,

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

●

the Company’s operations in the first and second quarters of 2026, and the years 2025 and 2024 were adversely impacted by inflation in the purchase of raw materials such as cement and aggregates, steel, and also with labor costs,

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

Overview

The Company invents, develops, manufactures, markets, leases, licenses, sells, and installs a broad array of precast concrete products and systems for use primarily in the construction, highway, utilities, and farming industries. The Company's customers are primarily general contractors and federal, state, and local transportation authorities located in the Mid-Atlantic and Northeastern regions and in parts of the Midwestern and Southeastern regions of the United States. The Company's operating strategy has involved producing innovative and proprietary products, including SlenderWall™, a lightweight, energy-efficient concrete and steel exterior insulated wall panel for use in building construction; J-J Hooks® Highway Safety Barrier, a positive-connected highway safety barrier; and Easi-Set® and Easi-Span transportable concrete buildings. In addition, the Company produces custom order precast concrete products with various architectural surfaces, as well as generic highway sound barriers, utility vaults, and farm products such as cattleguards.

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

Results of Operations (dollar amounts in thousands, except per share data)

Overall, the Company’s financial top and bottom line performance was lower for the first six months of 2026 when compared to the first six months of 2025. The Company had net income for the three and six months ended June 30, 2026 of $1,381 and $2,720 compared to net income of $4,171 and $7,498 for the three and six month periods ended June 30, 2025, respectively.  Total revenue decreased by $2,823 to $23,363 for the three months ended June 30, 2026 from $26,186 for the three months ended June 30, 2025. Total revenue decreased by $3,949 to $44,935 for the six months ended June 30, 2025 from $48,884 for the six months ended June 30, 2025. The decrease in total revenue is mainly from special barrier project sales that occurred in the first and second quarters of 2025 that did not recur in the first and second quarters of 2026. Product sales for the six months ended June 30, 2026 increased by $440 to $22,988 from $22,548 for the six months ended June 30, 2025 due to increases in architectural panel sales, Easi-Set building sales, barrier sales and utility sales.  Shipping and installation revenue increased by $4,867 to $14,782 for the six months ended June 30, 2026 from $9,915 for the six months ended June 30, 2025.

Cost of sales as a percentage of revenue, not including royalties, increased to 80% for the three months ended June 30, 2026 compared to 74% for the three months ended June 30, 2025. Cost of sales as a percentage of revenue, not including royalties, increased to 82% for the six months ended June 30, 2026 compared to 73% for the six months ended June 30, 2025. The increase is primarily due to the decrease in revenue from the special barrier projects that were performed in the first and second quarters of 2025, and did not recur in the first and second quarters of 2026, which have a higher margin and lower cost of sales when compared to product margin and product cost of sales.

Operating income was $1,985 for the three month period ended June 30, 2026, as compared to an operating income of $5,518 for the three month period ended June 30, 2025. Operating income was $3,713 for the six month period ended June 30, 2026, as compared to $9,905 for the six month period ended June 30, 2025. Operating expenses for the second quarter of 2026 were $3,434 compared to $2,268 for the second quarter of 2025. Operating expenses for the first six months of 2026 were $6,009 compared to $4,856 for the first six months of 2025.

Income tax expense for the three month period ended June 30, 2026 was $434, or an effective tax rate of 24%, as compared to an income tax expense of $1,311, or an effective tax rate of 24% for the three month period ended June 30, 2025. Income tax expense for the six month period ended June 30, 2026 was $856, or an effective tax rate of 24%, as compared to an income tax expense of $2,331, or an effective tax rate of 24% for the six month period ended June 30, 2025.

As of August 1, 2026, the Company’s sales backlog was approximately $57.4 million, as compared to approximately $54 million around the same time in the prior year. It is estimated that most of the projects in the current sales backlog will be produced within 12 months, but a few will be produced over multiple years. The Company anticipates funding related to the Infrastructure Investment and Jobs Act to continue coming through the state and local governments in the latter half of 2026 and beyond to further promote growth in the revenue related to the highway, transportation, and infrastructure markets, although no assurance can be provided. The Company continues to increase marketing and sales efforts towards SlenderWall sales, barrier rentals and utility products, in line with the Company’s long-term strategic objectives.

Three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025

Revenue includes product sales, barrier rentals, royalty income, and shipping and installation revenues. Product sales are further divided into soundwall, architectural and SlenderWall™ panels, miscellaneous wall panels, highway barrier, Easi-Set® and Easi-Span buildings, utility products, and miscellaneous precast products. The following table summarizes the sales by product type and comparison for the three and six month periods ended June 30, 2026 and 2025.

Revenue by Type	Three Months Ended March 31,
	2026	2025	Change	% Change
Soundwall Sales	$2,456	$5,206	$(2,750)	(53)%
Architectural Panel Sales	462	—	462	100%
SlenderWall Sales	132	1,488	(1,356)	(91)%
Miscellaneous Wall Sales	995	863	132	15%
Barrier Sales	2,758	1,230	1,528	124%
Easi-Set and Easi-Span Building Sales	2,151	2,926	(775)	(26)%
Utility Sales	1,965	871	1,094	126%
Miscellaneous Product Sales	284	852	(568)	(67)%
Total Product Sales	11,202	13,436	(2,234)	(17)%
Barrier Rentals	3,212	5,781	(2,569)	(44)%
Royalty Income	929	1,326	(397)	(30)%
Shipping and Installation Revenue	8,020	5,643	2,377	42%
Total Service Revenue	12,161	12,750	(589)	(5)%

Total Revenue	$23,363	$26,186	$(2,823)	(11)%

Revenue by Type	Six Months Ended March 31,
	2026	2025	Change	% Change
Soundwall Sales	$5,806	$8,985	$(3,179)	(35)%
Architectural Panel Sales	1,212	—	1,212	100%
SlenderWall Sales	878	1,488	(610)	(41)%
Miscellaneous Wall Sales	1,300	1,464	(164)	(11)%
Barrier Sales	4,690	2,535	2,155	85%
Easi-Set and Easi-Span Building Sales	5,087	4,985	102	2%
Utility Sales	3,403	1,885	1,518	81%
Miscellaneous Product Sales	612	1,205	(593)	(49)%
Total Product Sales	22,988	22,548	440	2%
Barrier Rentals	5,413	14,205	(8,792)	(62)%
Royalty Income	1,752	2,216	(464)	(21)%
Shipping and Installation Revenue	14,782	9,915	4,867	49%
Total Service Revenue	21,947	26,336	(4,389)	(17)%

Total Revenue	$44,935	$48,884	$(3,949)	(8)%

The revenue items: soundwall sales, architectural panel sales, SlenderWall sales, miscellaneous wall sales, miscellaneous sales, barrier rentals, and royalty income are recognized as revenue over time. The revenue items: barrier sales, Easi-Set and Easi-Span building sales, utility sales, and shipping and installation revenue are recognized as revenue at a point in time.

Soundwall Sales - Soundwall sales were lower for the three and six month periods ended June 30, 2026, compared to the same periods in 2025. The decrease was primarily due to timing of project production schedules and shipment activity. The Company continues to maintain a soundwall backlog and expects production activity to increase throughout the remainder of 2026, although no assurance can be given.

.

Architectural Panel Sales – There were no Architectural panel sales for the three and six months ended June 30, 2025. Architectural panel sales in the three and six month periods ended June 30, 2026 were due to the commencement of architectural panel production activity. The Company expects architectural panel activity to continue throughout 2026 and trend higher than the first half of 2026 production levels, although no assurance can be given.

SlenderWall Sales - SlenderWall sales were lower for the three and six months ended June 30, 2026, as compared to the same periods in 2025. Due to the commencement of production on certain SlenderWall® projects and sales expectations in 2026, the Company expects sales for the remainder of the year in this category to be higher than the first half of 2026. The Company continues to focus sales and marketing initiatives on SlenderWall®, although no assurance can be provided regarding future project awards or production timing.

Miscellaneous Wall Sales - Miscellaneous wall sales are highly customized precast concrete products or retaining and lagging panels that do not fit other product categories. Miscellaneous wall sales increased for the three month and decreased in the six month period ended June 30, 2026 compared to the three and six month periods ended June 30, 2025 primarily due to normal fluctuations in project timing and product mix. Based on the Company’s backlog for these products, miscellaneous wall sales are expected to trend even through the remainder of 2026 as compared to 2025.

Barrier Sales - Barrier sales increased significantly for the three and six month periods ended June 30, 2026, compared to the same periods in 2025. The increase is based on higher market demand as the MASH barrier standard is adopted in the markets we serve, which is expected to result in the replacement of older barriers with regulation conforming barrier. The Company has developed barriers that conform to the MASH barrier standard and has passed barrier testing or is seeking to pass barrier testing in relevant states.  Barrier sales are expected to trend lower for the remainder of 2026 as compared to the first half of 2026 as several large orders have been completed.  The Company continues to focus strategically on barrier rental opportunities in certain geographic regions while maintaining selective barrier sales activity.

Easi-Set® and Easi-Span Building Sales - Building and restroom sales were lower in the three month period and higher in the six month period ended June 30, 2026, compared to the same periods in 2025. The three month decrease is due to production timing and the six month increase is due to increased building sales at all manufacturing plants. Building and restroom sales are expected to continue to trend similarly throughout the remainder of 2026 compared to the first half of 2026.

Utility Sales - Utility sales increased for the three and six month periods ended June 30, 2026 compared to the three and six month period ended June 30, 2025, reflecting increased demand in utility and infrastructure-related markets, including continued data center development activity in Northern Virginia. The Company expects utility sales activity to continue through the remainder of 2026 and trend higher than 2025 production levels, although no assurance can be given.

Miscellaneous Product Sales - Miscellaneous products are products that are produced or sold that do not meet the criteria defined for other revenue categories. Examples would include precast concrete slabs, concrete blocks, or small add-on items. Miscellaneous product sales decreased for the three and six month periods ended June 30, 2026, compared to the same periods in 2025. Miscellaneous product sales are expected to trend lower through the remainder of 2026 as compared to 2025, although no assurance can be provided.

Barrier Rentals – Barrier rentals decreased significantly for the three and six month periods ended June 30, 2026 compared to the same periods in 2025. This decrease is mainly attributed to two special barrier projects, one in each of the first and second quarters of 2025, but no such special barrier projects in the first half of 2026.  Barrier rental revenue, excluding revenue from special barrier projects, is expected to trend higher throughout 2026 as compared to barrier rental revenue, excluding revenue from special barrier projects, in the first half of 2026, although no assurance can be given.

Royalty Income – – Royalty income decreased for the three and six month periods ended June 30, 2026 compared to the three and six month periods ended June 30, 2025 due a large project which generated higher royalties from one licensee in the first half of 2025 that did not recur in the first half of 2026.  The Company continues to expect long-term royalty opportunities associated with infrastructure spending, the state-level adoption of the MASH barrier standard prompting continued utilization of the J-J Hooks® barrier system. The Company expects royalties for 2026 to trend higher for the full year 2026, although no assurance can be given.

Shipping and Installation – Shipping revenue results from shipping our products to the customers' final destination and is recognized when the shipping services take place. Installation activities include installation of our products at the customers’ construction site. Installation revenue results when attaching architectural wall panels to a building, installing an Easi-Set® or Easi-Span building at a customers' site, setting highway barrier, or setting any of our other precast products at a site specific to the requirements of the owner. Shipping and installation revenue increased by 42% and 49% for the three and six month periods ended June 30, 2026, respectively, compared to the same period in 2025, primarily due to several large multi-year jobs concluding their delivery cycles in the 2026 period, the most significant of which includes an architectural panel large project in Maryland that commenced in 2023, a miscellaneous wall panel large project in Tennessee that commenced in 2024 and a Slenderwall and architectural panel large project located in Virginia that commenced at the beginning of 2025.

Cost of Sales - Total cost of sales as a percent of revenue, excluding royalties, for the three months ended June 30, 2026, was 80%, as compared to 74% for the three months ended June 30, 2025. Total cost of sales as a percent of revenue, excluding royalties, for the six months ended June 30, 2026, was 82%, as compared to 73% for the six months ended June 30, 2025.  The increase in cost of sales as a percentage of revenue, not including royalties, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, is due primarily to the revenue from the large special barrier projects that were performed in the first and second quarters of 2025, which have a higher margin and lower cost of sales as a percent of revenue when compared to product margins and product cost of sales as a percent of revenue, that did not recur in the first and second quarters of 2026.  The Company expects cost of sales to improve based on its plans of increasing backlog of higher margin projects, increasing utilization and labor productivity inputs at its Virginia, North Carolina and South Carolina plants, although no assurances can be given.

General and Administrative Expenses - For the three months ended June 30, 2026, the Company's general and administrative expenses increased to $2,483 from $1,514 during the same period in 2025. For the six months ended June 30, 2026, the Company's general and administrative expenses increased to $4,236 from $3,098 during the same period in 2025. General and administrative expense as a percentage of total revenue was 11% and 6% for the three month periods ended June 30, 2026 and 2025, respectively. General and administrative expense as a percentage of total revenue was 9% and 6% for the six month periods ended June 30, 2026 and 2025, respectively. Such expenses increased due to an increase in filling   administrative and managerial staffing roles in 2026 that were vacant in 2025.

Selling Expenses - Selling expenses for the three months ended June 30, 2026 increased to $951 from  $754 for the same period in 2025. Selling expenses for the six months ended June 30, 2026 increased slightly to $1,773 from $1,758 in the same six month period in 2025. The increase in the three and six month periods compared to the same periods in 2025 is due to an increase in sales associate positions and selling expenses in 2026. The Company expects selling expenses to increase in future periods with the plan for additional sales associates and increased advertising spending aligning with the strategy to increase SlenderWall and utility product sales and barrier rentals.

Operating Income  - The Company had operating income for the three month period ended June 30, 2026 of $1,985 compared to $5,518 for the same period in 2025. The Company had operating income for the six month period ended June 30, 2026 of $3,713 compared to $9,905 for the same period in 2025.  The decrease is mainly due to special barrier projects that occurred in the three and six month periods ending June 30, 2025 that did not recur in the same periods of 2026.

Interest Expense - Interest expense was $66 and $62 for the three month periods ended June 30, 2026 and 2025, respectively. Interest expense was $113 and $117 for the six month periods ended June 30, 2026 and 2025, respectively. The Company expects interest expense for the full year of 2026 to be lower compared to the full year of 2025 due to the decrease in level of indebtedness.

Income Tax Expense - The Company had an income tax expense of $434, or an effective tax rate of 24%, for the three months ended June 30, 2026, compared to $1,311, or an effective tax rate of 24%, for the three months ended June 30, 2025.  The Company had an income tax expense of $856, or an effective tax rate of 24%, for the six months ended June 30, 2026, compared to income tax expense of $2,331, or an effective tax rate of 24% for the same period in 2025.

Net Income  - The Company had net income of $1,381 and $2,720 for the three and six months ended June 30, 2026, respectively, compared to $4,171 and $7,498 for the three and six months ended June 30, 2025, respectively. The basic and diluted earnings per share was $0.26 and $.51 respectively, for the three and six months ended June 30, 2026, and the basic and diluted earnings per share was $0.79 and $1.41, respectively, for the three and six months ended June 30, 2025, respectively.

Liquidity and Capital Resources (dollar amounts in thousands)

The Company has a mortgage note payable to Burke & Herbert Bank & Trust Company, formerly Summit Community Bank (the “Bank”) for the construction of its North Carolina facility. The note carries a ten-year term at a fixed interest rate of 3.64% annually per the Promissory Note Rate Conversion Agreement, with monthly payments of $22, and is secured by all of the assets of Smith-Carolina, a subsidiary of the Company, and a guarantee by the Company.  The balance of the note payable at June 30, 2026 and December 31, 2025 was $826 and $942 respectively.

The Company also has a note payable to the Bank in the amount of $1,141 and $1,279 as of June 30, 2026 and December 31, 2025 respectively. The loan is collateralized by a first lien position on the Midland, VA plant, building, and assets. The interest rate per the Promissory Note is fixed at 3.99% per annum, with principal and interest payments payable monthly in the amount of $27. The loan matures on March 27, 2030.

On February 10, 2022, the Company completed the financing for its acquisition of certain real property in Midland, VA from the fourth quarter of 2021, totaling approximately 29.8 acres, with a note payable to the Bank. The loan is collateralized by a first lien position on the related real property. The interest rate is fixed at 4.09% per annum, with principal and interest payments payable monthly over 180 months for $21. The loan matures on February 10, 2037. The balance of the note payable on June 30, 2026 and December 31, 2025 was $2,146 and $2,226 respectively.

Under the loan covenants with the Bank, the Company must maintain tangible net worth of $25,000. The previous covenant in which the Company was limited to annual capital expenditures of $5,000 has been discontinued effective January 1, 2026. The Company is in compliance with all covenants pursuant to the loan agreements as of June 30, 2026.

In addition to the notes payable discussed above, the Company has a revolving line of credit evidenced by promissory note with the Bank, with the available amount of $5,000 with no balance outstanding as of June 30, 2026 and December 31, 2025. The line of credit is evidenced by a commercial revolving promissory note, which carries a variable interest rate of prime, with a floor of 4.99%. The line of credit was renewed on January 1, 2026 and matures May 1, 2027. The line of credit renewal excluded the previous limitation on annual capital expenditures. The amount available is based on the lower of the maximum $5,000 or 50% of eligible cash, inventory, and accounts receivable balances at the financial statement date.

Key provisions of the notes payables and line of credit, collectively,  require the Company to maintain a (i) Minimum Debt Service Coverage Ratio of 1.25x, tested annually, (ii) Minimum tangible net worth of $25 million and (iii) Debt-to-tangible net worth not greater than 3 to 1 tested annually and is collateralized by a first lien position on the Company's accounts receivable, inventory, and equipment. The Company is in compliance with all covenants as of June 30, 2026.

The Company's outstanding notes payable are financed at fixed rates of interest. This leaves the Company protected from fluctuating interest rates. Increases in such rates will only affect the interest paid by the Company if new debt is obtained, or the available line of credit is drawn upon, with a variable interest rate.

On June 30, 2026, the Company had cash totaling $10,663 compared to cash totaling $11,884 on December 31, 2025. The decrease in cash is primarily the result of investing in inventory growth, payment of estimated federal and state income taxes and investing activities through capital spending as described in further detail below.

Net cash provided by operating activities was approximately $2.6 million for the six months ended June 30, 2026, compared with approximately $2.4 million for the same period in 2025. Cash provided by operating activities during the 2026 period reflected net income of approximately $2.7 million, adjusted for non-cash items and changes in working capital. Working capital changes included a decrease in billed accounts receivable of approximately $4.1 million, partially offset by increases in inventory of approximately $1.6 million and income tax receivable of approximately $1.2 million, as well as decreases in accrued income taxes and customer deposits of approximately $1.6 million each.

Net cash used in investing activities was approximately $3.6 million for the six months ended June 30, 2026, compared with approximately $2.5 million for the same period in 2025. Investing cash flows in both periods primarily consisted of purchases of property and equipment.

Net cash used in financing activities was approximately $0.3 million for each of the six months ended June 30, 2026 and 2025, consisting of repayments of long-term borrowings.

The Company’s accounts receivable balances, net of allowance, at June 30, 2026 was $22,785, compared to $27,228 at December 31, 2025. This decrease is due primarily to increased collections efforts focused on past due accounts in the second quarter of 2026.

Capital spending for the six months ended June 30, 2026 totaled $3,555 as compared to $2,515 for the same period in 2025. The 2025 expenditures were primarily for a ramp up in barrier production to expand the barrier rental fleet, attenuators and plant expansion.  The 2026 expenditures were primarily related to investments in manufacturing equipment, production capacity expansion, infrastructure improvements at the Company’s facilities and continued expansion of the barrier rental fleet including barrier production and attenuator procurement. The Company, which expects product sales to be higher in 2026 as compared to 2025, intends to invest up to $9,000 in 2026 for long-term strategic growth which includes continued barrier production, expansion of the Virginia and North Carolina manufacturing facilities, soundwall forms for increased production capacity, and miscellaneous manufacturing equipment. Anticipated capital expenditures exclude possible acquisitions.

The Company’s cash flow from operations is affected by production schedules set by contractors, which generally provide for payment 30 to 90 days after the products are produced, and with some architectural contracts, retainage may be held until the entire project is completed. This payment schedule may result in liquidity challenges for the Company because it must bear a portion of the cost of production before it receives payment from its customers. The Company’s average days sales outstanding, excluding the effect of unbilled revenue, was 105 days for the six months ended June 30, 2026, compared to 96 days for the six months ended June 30, 2025.

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

The Company’s inventory totaled $8,534 at June 30, 2026 compared to $6,928 at December 31, 2025. The increase was primarily attributable to increased finished goods inventory and inventory maintained to support backlog production and anticipated barrier rental activity. Inventory turnover was 7.4, annualized for the six months ended June 30, 2026, compared to 10.8, annualized for the six month period ended June 30, 2025.

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

Inflation

Raw material costs used in production have slightly increased for the first six months of 2026. The Company anticipates raw material prices to slightly increase for the remainder of 2026, although no assurance can be given regarding future pricing.

Sales Backlog

As of August 1, 2026, the Company’s sales backlog was approximately $57.4 million, as compared to approximately $54 million at the same time in 2025 and $48 million for the previous measurement period in the first quarter of 2026. It is estimated that the majority of the projects in the sales backlog will be produced within 12 months, with a portion extending several years.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting, and disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Form 10-Q present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods disclosed in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the years ended December 31, 2024 and December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following material weaknesses in the Company’s internal control over financial reporting have not been remediated as of June 30, 2026.

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

As a result of these material weaknesses, the Company’s management has concluded that, as of June 30, 2026, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Remediation Efforts

Management, with oversight from the Audit Committee and Board of Directors, is committed to the remediation of the material weaknesses described above. The Company has continued to implement measures to improve the internal control structure. Specifically, the Company has taken steps to address the material weaknesses, including:

•	hiring, and continuing to hire, additional accounting and information technology personnel, and engage outside consulting firms as needed, to establish effective processes and controls, including establishing appropriate segregation of duties,

•	developed formal accounting policies, procedures and controls related to the period-end financial reporting process including designing and maintaining controls over account reconciliations, journal entries, and financial reporting and disclosures; and

•	enhanced information technology governance processes, including our program change management, computer operations, program development, and user access controls, enhancing role-based access, and implementing more robust information technology policies and procedures

While the Company believes that these efforts improved the internal control over financial reporting once implemented, these measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no other changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMITH-MIDLAND CORPORATION (Registrant)

Date: August 14, 2026	By:	/s/ Ashley B. Smith
Ashley B. Smith, Chief Executive Officer
(Principal Executive)

Date: August 14, 2026	By:	/s/ Dominic L. Hunter
Dominic L. Hunter, Chief Financial Officer
(Principal Financial Officer)

